Form 10-Q
period 2011-06-30
EMC METALS CORP.
filed 2011-08-15
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to __________

000-54416
(Commission File Number)

EMC METALS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

888 Dunsmuir Street, 11th Floor, Vancouver, British Columbia, Canada, V6C 3K4
(Address of principal executive offices) (Zip Code)

(604) 648-4653
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 12, 2011, the registrant’s outstanding common stock consisted of 150,678,713 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2011

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Current
Cash	$3,379,626	$4,126,424
Investments in trading securities, at fair value (Note 4)	2,250	2,250
Receivables (net of allowance of $Nil (2010 - $Nil))	17,567	41,212
Subscription receivable	22,500	210,249
Prepaid expenses and deposits	177,761	91,870

Total Current Assets	3,599,704	4,472,005

Property, plant and equipment (Note 5)	34,134,971	34,289,873
Mineral interests (Note 6)	631,526	503,020

Total Assets	$38,366,201	$39,264,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$336,581	$412,849
Derivative liability (Note 8)	-	228,741
Current portion of promissory notes payable (Note 9)	482,250	500,000

Total Current Liabilities	818,831	1,141,590

Promissory notes payable (Note 9)	3,620,740	3,750,000

Total Liabilities	4,439,571	4,891,590

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 150,678,713 (2010 – 149,059,412))	88,511,294	88,138,487
Treasury stock (Note 11)	(2,087,333)	(2,087,333)
Additional paid in capital (Note 10)	2,121,332	2,003,345
Deficit accumulated during the exploration stage	(54,618,663)	(53,681,191)

Total Stockholders’ Equity	33,926,630	34,373,308

Total Liabilities and Stockholders’ Equity	$38,366,201	$39,264,898

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	amounts from
	incorporation on	Three month	Three month	Six month	Six month
	July 17, 2006 to	period ended	period ended	period ended	period ended
	June 30, 2011	June 30, 2011	June 30,2010	June 30,2011	June 30, 2010

EXPENSES
Amortization	$2,131,236	$86,333	$2,358	$174,971	$129,063
Consulting	2,326,203	69,278	41,726	150,577	91,526
Exploration	12,939,076	529,877	161,023	593,368	182,274
General and administrative	6,849,668	165,097	135,136	202,297	239,019
Insurance	907,635	4,491	95,795	16,858	130,657
Professional fees	2,941,782	82,644	130,576	104,980	187,134
Research and development	3,474,068	-	-	-	-
Salaries and benefits	6,150,575	131,019	187,722	281,674	300,296
Stock-based compensation (Note 10)	5,247,971	59,463	310,607	127,195	472,571
Travel and entertainment	1,517,994	35,341	30,422	94,220	67,270

Loss before other items	(44,486,208)	(1,163,543)	(1,095,365)	(1,746,140)	(1,799,810)

OTHER ITEMS
Foreign exchange gain (loss)	800,620	139,806	(175,999)	217,452	17,606
Gain on transfer of marketable securities	206,974	-	-	-	-
Gain on settlement of convertible
debentures	1,449,948	-	-	-	-
Gain on sale of marketable securities	1,836,011	-	-	-	-
Write-off of mineral interests	(18,091,761)	-	-	-	-
Gain on insurance proceeds	972,761	-	-	-	-
Interest income (expense)	340,804	(58,182)	(61,471)	(129,422)	(178,564)
Other income	502,965	-	-	-	-
Gain on disposition of assets	968,579	491,897	-	491,897	-
Change in fair value of derivative liability (Note 8)	485,358	-	183,897	228,741	89,861
Unrealized loss on marketable securities	(3,269,033)	-	-	-	(67,249)

	(13,796,774)	573,521	(53,573)	808,668	(138,346)

Loss before income taxes	(58,282,982)	(590,022)	(1,148,938)	(937,472)	(1,938,156)

Deferred income tax recovery	6,522,138	-	-	-	-

Loss and comprehensive loss for the period	$(51,760,844)	$(590,022)	$(1,148,938)	$(937,472)	$(1,938,156)

Basic and diluted loss per common share		(0.00)	(0.02)	(0.01)	(0.02)

Weighted average number of common shares outstanding		150,384,412	76,095,442	150,120,292	115,507,092

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	amounts from
	incorporation on	Six month	Six month
	July 17, 2006 to	period ended	period ended
	June 30, 2011	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(51,760,844)	$(937,472)	$(1,938,156)
Items not affecting cash:
Amortization	2,131,236	174,971	129,063
Research and development	3,474,068	-	-
Consulting paid with common shares	10,711	-	-
Gain on disposal of assets	(968,579)	(491,897)	-
Loss on disposal of equipment	17,415	17,415	-
Convertible debenture costs	(1,312,878)	-	-
Unrealized foreign exchange	567,852	(147,010)	(3,273)
Stock-based compensation	5,247,971	127,195	472,571
Unrealized loss on marketable securities	3,269,033	-	67,249
Realized gain on marketable securities	(1,836,011)	-	-
Write-off of mineral properties	18,091,761	-	-
Realized gain on transfer of marketable securities	(206,974)	-	-
Change in fair value of derivative liability	(485,358)	(228,741)	(89,861)
Deferred income tax recovery	(6,522,138)	-	-

	(30,282,735)	(1,485,539)	(1,362,407)
Changes in non-cash working capital items:
Decrease in receivables	28,930	23,645	87,555
(Increase) decrease in prepaid expenses	(160,517)	(85,891)	107,756
Proceeds from sale of marketable securities, net	(4,135,798)	-	-
Decrease in accounts payable and accrued liabilities	(924,661)	(76,268)	(541,346)
Increase in due to related parties	1,163,028	-	-
Asset retirement obligations	(1,065,891)	-	-

	(35,377,644)	(1,624,053)	(1,708,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,857,012	-	-
Cash paid for Subsidiary	(11,359,511)	-	-
Spin-out of Golden Predator Corp.	(76,388)	-	-
Reclamation bonds	795,785	-	-
Proceeds from sale of property, plant and equipment	660,336	-	-
Purchase of property, plant and equipment	(21,252,597)	(37,484)	-
Proceeds from sale of mineral interests	500,000	500,000	-
Additions to unproven mineral interests	(3,128,124)	(136,609)	-

	(29,003,487)	325,907	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	55,521,421	210,249	749,770
Share issuance costs	(1,277,713)	-	-
Special warrants	13,000,000	-	-
Options exercised	384,900	43,000	112,800
Warrants exercised	11,142,349	298,099	939,375
Notes payable	(9,966,000)	-	-
Payment of promissory note	(1,260,700)	-	-
Advances from related party	216,500	-	133,382
Loans advanced to Midway	(2,000,000)	-	-
Loan repayment from Midway	2,000,000	-	-

	67,760,757	551,348	1,935,327

Change in cash during the period	3,379,626	(746,798)	226,885

Cash, beginning of period	-	4,126,424	584,436

Cash, end of period	$3,379,626	$3,379,626	$811,321

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)
(Unaudited)

	Capital Stock				Deficit
					Accumulated
			Additional		During the
	Number of		Paid in	Treasury	Exploration
	Shares	Amount	Capital	Stock	Stage	Total
		$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-
Private placements	5,000,000	3,500,000	-	-	-	3,500,000
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	(2,857,819)	(2,857,819)
Loss for the period	-	-	-	-	(357,670)	(357,670)
Balance, December 31, 2006	5,000,000	3,500,000	-	-	(3,215,489)	284,511
Private placements	17,577,500	35,155,000	-	-	-	35,155,000
Conversion of special warrants	5,390,000	5,390,000	-	-	-	5,390,000
Exercise of warrants	50,000	75,000	-	-	-	75,000
Share issuance costs – broker’s fees	-	(1,215,074)	99,000	-	-	(1,116,074)
Share issuance costs – shares issued	100,000	100,000	-	-	-	100,000
Shares issued for mineral properties	100,000	100,000	-	-	-	100,000
Stock-based compensation	40,000	40,000	489,562	-	-	529,562
Loss for the year	-	-	-	-	(6,128,912)	(6,128,912)
Balance, December 31, 2007	28,257,500	43,144,926	588,562	-	(9,344,401)	34,389,087
Private placements	5,322,500	10,645,000	-	-	-	10,645,000
Conversion of special warrants	7,610,000	7,610,000	-	-	-	7,610,000
Share issuance costs – broker’s fees	-	(261,638)	-	-	-	(261,638)
Shares issued for mineral properties	110,000	210,000	-	-	-	210,000
Acquisition of Gold Standard Royalty	2,050,000	4,100,000	143,017	-	-	4,243,017
Corp. Acquisition of Great American Minerals	1,045,775	2,091,550	426,672	-	-	2,518,222
Inc. Acquisition of Fury Explorations Ltd.	10,595,814	13,774,558	7,787,783	(2,087,333)	-	19,475,008
Exercise of stock options	6,637,224	10,027,915	(184,265)	-	-	9,843,650
Shares issued for repayment of promissory note	4,728,000	2,364,000	-	-	-	2,364,000
Stock-based compensation	-	-	2,324,458	-	-	2,324,458
Loss for the year	-	-	-	-	(17,968,454)	(17,968,454)
Balance, December 31, 2008	66,356,813	93,706,311	11,086,227	(2,087,333)	(27,312,855)	75,392,350
Private placements	14,500,000	1,190,000	-	-	-	1,190,000
Exercise of stock options	101,000	126,186	(105,986)	-	-	20,200
Shares issued for mineral properties	2,765,643	367,695	-	-	-	367,695
Settlement of convertible debentures	7,336,874	2,934,752	62,903	-	-	2,997,655
Shares issued for consulting	89,254	10,711	-	-	-	10,711
Shares issued for acquisition of TTS	19,037,386	2,094,112	-	-	-	2,094,112
Stock-based compensation before spin- out	-	-	836,240	-	-	836,240
Spin-out of GPD	-	(18,540,194)	(11,879,384)	-	-	(30,419,578)
Stock-based compensation after spin-out	-	-	979,611	-	-	979,611
Loss for the year	-	-	-	-	(21,645,581)	(21,645,581)
Balance, December 31, 2009	110,186,970	81,889,573	979,611	(2,087,333)	(48,958,436)	31,823,415
Private placements	30,252,442	4,700,312	454,768	-	-	5,155,080
Exercise of stock options	1,320,000	456,602	(226,302)	-	-	230,300
Exercise of warrants	7,300,000	1,092,000	-	-	-	1,092,000
Stock-based compensation	-	-	795,268	-	-	795,268
Loss for the year	-	-	-	-	(4,722,755)	(4,722,755)
Balance, December 31, 2010	149,059,412	88,138,487	2,003,345	(2,087,333)	(53,681,191)	34,373,308
Exercise of stock options	250,000	52,208	(9,208)	-	-	43,000
Exercise of warrants	1,369,301	320,599	-	-	-	320,599
Stock-based compensation	-	-	127,195	-	-	127,195
Loss for the period	-	-	-	-	(937,472)	(937,472)

Balance, June 30, 2011	150,678,713	88,511,294	2,121,332	(2,087,333)	(54,618,663)	33,926,630

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

EMC Metals Corp. (the “Company”) is incorporated under the laws of the Province of British Columbia. The Company is focused on specialty metals exploration and production and has recently acquired various metallurgical technologies and licenses that it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s principal properties are located in the state of Nevada, Australia, and Norway. The Company’s principal asset, the Springer Tungsten mill, is currently on care and maintenance pending a sustained improvement in tungsten prices. To June 30, 2011, the Company has not commenced production and has generated no revenue. The Company’s remaining properties are in the exploration or pre-exploration stage. As such, the Company is in the exploration stage and anticipates incurring significant expenditures prior to commencement of contract milling operations.

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to refit its Springer tungsten mill and earn its 50% interest in the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors. The Company is currently working on securing additional financing to meet its needs; however there is no guarantee that these efforts will be successful. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected. The inability to raise additional financing may affect the future assessment of the Company as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including receivables, subscriptions receivable, accounts payable and accrued liabilities, due to related parties, and promissory notes payable are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d…) Fair value of financial assets and liabilities (Cont’d...)

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,379,626	$3,379,626	$—	$—
Investments in trading securities	$2,250	$2,250	$—	$—

Total	$3,381,876	$3,381,876	$—	$—

The fair values of cash and investments in trading securities are determined through market, observable and corroborated sources.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a stock-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company’s financial reporting disclosures.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

4.	INVESTMENTS IN TRADING SECURITIES

At June 30, 2011, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2011, the fair value of trading securities was $2,250 (2010 – $2,250).

5.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2011			December 31, 2010

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Land and water rights	$7,972,291	$-	$7,972,291	$7,972,291	$-	$7,972,291
Plant and equipment	25,635,515	-	25,635,515	25,618,528	-	25,618,528
Cosgrave plant and equipment	375,763	265,731	110,032	375,763	228,155	147,608
Building	222,685	40,871	181,814	222,685	35,304	187,381
Automobiles	175,625	174,337	1,288	172,542	172,542	-
Computer equipment	364,697	363,817	880	364,697	357,985	6,712
Small tools and equipment	963,537	776,836	186,701	963,537	680,482	283,055
Office equipment	278,561	232,111	46,450	278,561	204,263	74,298
Leasehold improvements	13,083	13,083	-	13,083	13,083	-

	$36,001,757	$1,866,786	$34,134,971	$35,981,687	$1,691,814	$34,289,873

Land and water rights are in respect of the Cosgrave property in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which is currently under care and maintenance.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

6.	MINERAL INTERESTS

June 30, 2011	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2010	$300,000	$203,020	$503,020
Additions	134,075	2,534	136,609
Sold	-	(8,103)	(8,103)
Balance, June 30, 2011	$434,075	$197,451	$631,526

December 31, 2010	Other	Gold	Tungsten	Total

Acquisition costs

Balance, December 31, 2009	$-	$1,343,173	$203,020	$1,546,193
Additions	300,000	-	-	300,000
Written-off	-	(1,138,432)	-	(1,138,432)
Sold	-	(204,741)	-	(204,741)

Balance, December 30, 2010	$300,000	$-	$203,020	$503,020

Title to mineral property interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral property interests. The Company has investigated title to all of its mineral property interests and, to the best of its knowledge, title to all of its properties is in good standing.

Impairment of mineral properties

During the year ended December 31, 2010, the Company has reviewed the carrying value of its mineral properties for impairment and compared the carrying value to the future cash flows in the case of its tungsten properties, and fair market value in respect of its remaining properties, and has written down its gold properties by $1,138,432. The Company sold these properties during the year.

TUNGSTEN PROPERTY

Springer Property

On November 21, 2006, the Company acquired all outstanding and issued shares of Springer Mining Company (“Springer”). Included in the assets of Springer and allocated to property, plant and equipment (Note 5) are the Springer Mine and Mill located in Pershing County, Nevada.

Fostung Property

The Company held a 100% interest certain mineral claims known as the Fostung Property, Ontario. During the period ended June 30, 2011, the Company sold these claims for $500,000 and recorded a gain on the sale of $491,897.

SCANDIUM PROPERTY

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an agreement with Jervois Mining Limited (“Jervois”) whereby it would acquire a 50% interest in certain properties located in New South Wales, Australia. In order for the Company to earn its interest which is subject to a 2% NSR, the Company paid the sum of $300,000 into escrow, that was released to Jervois upon satisfaction of certain conditions precedent, including verification of title to the Nyngan property and approval of the Toronto Stock Exchange, and must:

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

6.	MINERAL INTERESTS (Cont’d…)

SCANDIUM PROPERTY (Cont’d…)

Nyngan, New South Wales Property (Cont’d…)

a)

Incur exploration and metallurgical work of A$500,000 (CAD$466,000) within 180 business days of the conditions precedent being satisfied, or pay cash in lieu thereof. On September 29, 2010 the Company received a six month extension to complete its exploration commitment. In the event that the Company wishes to continue the joint venture, the Company must deliver a feasibility study within 480 (extended to February 28, 2012) business days of the conditions precedent being satisfied, failing which the agreement will terminate.

b)

Upon delivering the feasibility study to Jervois, pay to Jervois an additional A$1,300,000 plus GST at which time it will be granted a 50% interest in the joint venture. The joint venture agreement provides for straight-line dilution, with interests diluted below 10% being converted into a 2% NSR royalty.

Tardal and Evje properties, Norway

The Company has entered into an earn-in agreement with REE Mining AS (“REE”), whereby the Company has an option to earn up to a 100% interest in the Tardal and Evje properties. To earn its interest, the Company must pay REE US$630,000, including an initial cash payment of US$130,000 (paid) and issue 1,000,000 common shares.

The Company is also required to incur US$250,000 of exploration work to be completed over 18 months from the date of closing in order to acquire its interest.

7.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are summarized as follows:

During the six months ended June 30, 2011, the Company paid or accrued consulting fees of $Nil (2010 - $46,175) to the former CEO of the Company and paid or accrued consulting fees of $98,293 (2010 - $Nil) to the current CEO and president of the Company.

The above transactions occurred in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts payable to related parties have no specific terms of repayment, are unsecured, and have no interest rate.

8.	DERIVATIVE LIABILITY

The Company evaluated the application of SFAS 133 and EITF 00-19 for the settlement of convertible debentures through the issuance of shares and warrants. Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that the warrants were required to be accounted for as derivatives. The warrants issued pursuant to the settlement were in a functional currency different than that of the Company and therefore met the attributes of a liability. The Company is required to record the fair value of these warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations.

The Company uses the Black-Scholes valuation model for calculation of the fair value of derivative liabilities. The Company uses volatility rates based upon the closing stock price of its common stock. The Company uses a risk-free interest rate which is the bank of Canada rate with a maturity that approximates the estimated expected life of a derivative. The Company uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility was 100%, the risk-free interest rate was 1%, a dividend rate of 0%, and the expected life was 0.17 and 1.17 years respectively, during the years ending December 31, 2010 and 2009.

During the period ended June 30, 2011, the warrants expired and the derivative liability was valued at $Nil resulting in a change in fair value of $228,741 realized through the statement of operations.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

9.	PROMISSORY NOTES PAYABLE

	2011	2010

Promissory note with a principal balance of US$500,000, bearing interest at prime per annum, maturing December 16, 2011 due to a director of the Company.	$482,250	$500,000

Promissory note with a principal balance of US$ 3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for US$6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of US$3,000,000 consisting of a cash payment of US$1,000,000 and 4,728,000 units of the Company valued at US$2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at CDN$0.75 each and exercisable for a period of two years.	3,620,740	3,750,000

	4,102,990	4,250,000

Less: current portion	(482,250)	(500,000)

	$3,620,740	$3,750,000

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On December 3, 2010, the Company issued 18,929,740 common shares at a value of $0.19 per common share for total proceeds of $3,596,651. A total of $210,249 was received during the period ended June 30, 2011.

On November 25, 2010, the Company issued 6,100,000 units at a value of $0.10 per unit for total proceeds of $610,000. Each unit consisted of one common share and one-half of one share purchase warrant exercisable at $0.18 expiring on November 25, 2011. The warrants have a calculated total fair value of $142,358 using the Black-Scholes pricing model with a volatility of 142.52%, risk- free rate of 1.73%, expected life of 1 year, and a dividend rate of 0%.

On June 30, 2010, the Company issued 2,947,702 units at a value of $0.10 per unit for total proceeds of $294,770. Each unit consisted of one common share and one-half of one share purchase warrant exercisable at $0.18 until June 30, 2011. The warrants have a calculated total fair value of $35,638 using the Black-Scholes pricing model with a volatility of 123.84%, risk-free rate of 1.39%, expected life of 1 year, and a dividend rate of 0%.

On February 17, 2010, the Company issued 2,275,000 units at a value of $0.20 per unit for total proceeds of $455,000. Each unit consisted of one common share and one-half of one share purchase warrant exercisable at $0.25 until February 17, 2011. The warrants have a calculated total fair value of $78,113 using the Black-Scholes pricing model with a volatility of 131.19%, risk-free rate of 1.34%, expected life of 1 year, and a dividend rate of 0%. All of the warrants were exercised subsequent to year-end.

On November 17, 2009, the Company issued 13,000,000 units at a value of $0.08 per unit for total proceeds of $1,040,000. Each unit consisted of one common share and one-half of one share purchase warrant. Each full warrant entitled the holder to purchase an additional share at $0.15 per share until November 17, 2010.

On October 13, 2009, the Company issued 500,000 common shares at a value of $45,000 for the Fostung Tungsten project.

On August 27, 2009, the Company issued 1,500,000 units at a value of $0.10 per unit, pursuant to a non-brokered private placement for proceeds of $150,000. Each unit consisted of one common share and one-half of one share purchase warrant. Each full warrant entitled the holder to purchase an additional share at $0.15 per share until August 27, 2010.

On May 13, 2009, the Company issued 89,254 common shares at a value of $0.12 per share to a consultant for settlement of consulting fees for Fury Explorations Ltd. (“Fury”), a subsidiary of GPD, under the plan of Arrangement of spin-out.

On April 21, 2009, the Company issued 51,859 common shares at a value of $0.10 per share for the Platte River property.

On January 21, 2009, the Company issued 66,784 common shares at a value of $0.20 per share for the Guijoso property for Fury. On January 6, 2009, the Company issued 2,147,000 common shares at a value of US$250,000 for the Adelaide and Tuscarora projects for Golden Predator Mines US Inc., a wholly owned subsidiary of the Company prior to the spin-out.

On November 17, 2008, the Company issued 76,274 common shares in connection with the acquisition of the subsidiary, Great American Minerals Inc.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (Cont’d…)

On October 18, 2008, the Company issued 4,728,000 units to Cosgrave for repayment of a promissory note at a value of US$2,000,000. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant with a two year life and exercisable at $0.75.

In July 2008, the Company completed a private placement consisting of 2,500,000 common shares at $2.00 per share for proceeds of $5,000,000. In connection with this private placement the Company paid a finder’s fee of $250,000.

In January 2008, the Company completed a private placement consisting of 2,822,500 units at $2.00 per unit for gross proceeds of $5,645,000. Included in the proceeds was $3,620,000 received in advance as of December 31, 2007. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitled the holder to acquire one additional common share at $3.00 for a period of 12 months.

In November 2007, the Company completed private placements consisting of 17,577,500 units at $2.00 per unit for proceeds of $35,155,000. Each unit consisted of one common share and one half of one common share purchase warrant. Each whole warrant entitled the holder to acquire one additional common share at $3.00 for a period of 12 months following the closing of the placement.

In December 2007, the Company issued 5,390,000 common shares pursuant to the conversion of special warrants. The Company paid $1,016,074 and issued 100,000 common share valued at $100,000 as issuance costs and finder’s fees. The Company also granted warrants to acquire 300,000 common shares exercisable at $1.50 expiring September 22, 2008. The warrants were valued at $99,000 with the Black-Scholes option pricing model using an expected volatility of 115%, life of one year, a risk free interest rate of 4% and a dividend yield of 0%.

In December 2006, the Company issued 5,000,000 common shares at $0.70 per common share for gross proceeds of $3,500,000.

Stock Options and Warrants

The Company established a stock option plan (the “Plan”) under which it is authorized to grant options to executive officers and directors, employees and consultants and the number of options granted under the Plan shall not exceed 15% of the shares outstanding. Under the Plan, the exercise period of the options may not exceed five years from the date of grant and vesting is determined by the Board of Directors.

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options

		Weighted average		Weighted average
	Number	exercise price	Number	exercise price

Outstanding, December 31, 2009	27,795,135	$1.66	9,534,725	$0.24
Granted	5,661,350	0.19	6,300,000	0.14
Cancelled	(2,364,000)	0.60	(3,040,975)	0.27
Exercised	(7,300,000)	0.15	(1,320,000)	0.17

Outstanding, December 31, 2010	23,792,485	1.82	11,473,750	0.18
Granted	-	-	1,170,000	0.31
Cancelled	(3,504,463)	0.26	(75,000)	0.25
Exercised	(1,369,301)	0.23	(250,000)	0.17

Outstanding, June 30, 2011	18,918,721	$2.28	12,318,750	$0.17

Number currently exercisable	18,918,721	$2.28	10,350,938	$0.19

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (Cont’d…) Stock Options and Warrants (Cont’d…)

As at June 30, 2011, incentive stock options were outstanding as follows:

	Number of	Exercise
	options	Price	Expiry Date

Options	357,500	$0.200	July 26, 2012
	5,000	1.000	July 26, 2012
	155,000	0.200	October 4, 2012
	15,000	1.000	October 4, 2012
	300,000	0.390	January 18, 2013
	202,500	0.200	February 25, 2013
	100,000	2.000	February 25, 2013
	100,000	0.200	March 4, 2013
	165,000	0.200	May 13, 2013
	5,000	2.150	May 13, 2013
	50,000	0.200	June 2, 2013
	30,000	0.200	August 20, 2013
	775,000	0.200	October 31, 2013
	1,052,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,700,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	50,000	0.160	December 14, 2014
	200,000	0.105	December 16, 2014
	1,111,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	120,000	0.310	April 27, 2013
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016

	12,318,750

As at June 30, 2011, share purchase warrants were outstanding as follows:

Number of	Exercise
warrants	Price	Expiry Date

15,893,721	$2.68	August 15, 2011
3,025,000	0.18	November 25, 2011

18,918,721

Stock-based compensation

During the six month period ended June 30, 2011, the Company recognized stock-based compensation of $127,195 (2010 -$472,571) in the statement of operations as a result of shares for services and incentive stock options granted and vested. The weighted average fair value of the options granted was $0.31 (2010 - $0.11) per share.

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2011	2010

Risk-free interest rate	2.44%	2.75%
Expected life	4.36 years	5 years
Volatility	127.51%	126.32%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

11.	TREASURY STOCK AND WARRANTS

	Number	Amount
Treasury shares	1,033,333	$1,343,333
Treasury warrants	1,550,000	744,000
	2,583,333	$2,087,333

Treasury shares and warrants comprise shares and warrants of the Company which cannot be sold without the prior approval of the TSX. The warrants expire August 15, 2011.

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Canada, Australia, and the United States and its capital assets’ geographic information is as follows:

June 30, 2011	Norway	Australia	Canada	United States	Total

Property, plant and equipment	$-	$-	$40,151	$34,094,820	$34,134,971
Mineral properties	179,016	300,000	-	152,510	631,526

	$179,016	$300,000	$40,151	$34,247,330	$34,766,497

December 31, 2010	Australia	Canada	United States	Total
Property, plant and equipment	$-	$61,935	$34,227,938	$34,289, 873
Mineral properties	300,000	-	203,020	503,020
	$300,000	$61,935	$34,340,958	$34,792,893

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2011	2010
Cash paid during the period for interest	$129,422	$117,093
Cash paid during the period for income taxes	$-	$-

There were no significant non cash transactions for the six month period ended June 30, 2011.

Significant non cash transactions for the six month period ended June 30, 2010 included transferring a net value of $103,134 of property, plant, and equipment to Golden Predator Corp. for a reduction in accounts payable.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2011, and should be read in conjunction with our unaudited interim consolidated financial statements for the six month period ended June 30, 2011, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. (the “Annual Statements”).

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) in anticipation of the Company becoming a reporting issuer. The 2010 Annual Statements have been restated in accordance with US GAAP and have been filed on EDGAR and SEDAR. The reporting currency is the Canadian Dollar. The Company became a reporting issuer in July 2011 and at the date of this report is in the process of clearing comments with the SEC.

The information contained within this report is current as of August 12, 2011 unless otherwise noted. Additional information relevant to the Company’s activities can be found on EDGAR at www.edgar-online.com and on SEDAR at www.sedar.com.

Overview

EMC is a specialty metals company focusing on scandium, tungsten, molybdenum, vanadium, and other specialty metals. The Company intends to utilize its patented technologies and know-how to maximize opportunities in these and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “EMC”.

The Company’s most advanced asset is the Springer Tungsten Mine, a fully constructed mine and mill asset in Nevada, USA. The Springer mine is currently not operating, and the Company is offering the asset for sale.

The Company holds a 50% interest earn-in right in the Nyngan scandium project in New South Wales, Australia, and it is advancing the project as the manager. EMC also owns two other properties: the recently acquired Tørdal scandium property in Southern Norway, and the Carlin vanadium property, in Nevada, USA. The company sold its Fostung tungsten property in Ontario, Canada during the quarter.

The Company acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store Inc. (“TTS”) during the prior year, which it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s focus during the quarter regarding Springer Mine included maintaining that asset on standby mode, and organizing and pursuing a sale process on this asset, underway since September 2010. The Company also advanced the Nyngan scandium project through metallurgical testing, process definition, and optimization work, and completed a soil sampling program at the Tørdal scandium property. The Company also investigated other specialty metals opportunities.

Principal Properties

Springer Tungsten: The Springer Tungsten Mine (“Springer”), located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in early 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding and flotation circuits. Springer operated for less than a year before being put on care and maintenance by GE, due to low tungsten prices. Since acquiring Springer in 2006, EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements and mill throughput expansion. The necessary federal, state and local permits are in place, along with an adequate water resource, to re-start the facility..

The latest National Instrument (“NI”) 43-101 resource technical report on the Springer property, independently prepared by Dr. Bart Stryhas of SRK Consulting Engineers and Scientists of Lakewood, Colorado, titled, “NI 43-101 Technical Report on Resources Springer Facility- Sutton Beds, Nevada, USA,” is dated May 15, 2009 and was filed on SEDAR on May 26, 2009 That resource estimate can be summarized as follows:

Springer Tungsten Project NI 43-101 Resource Estimation Stryhas (2010) of SRK Consulting
Resource Category	Cut-off % WO3	Total (tonnes)	Average Grade % WO3	Contained STU’s WO3

Indicated	0.30	274,000	0.619	169,606

Inferred	0.30	1,097,000	0.562	616,514

Dr. Stryhas is a Principal Resource Geologist with SRK Consulting's Denver Mining Group and a Qualified Person as defined by NI 43-101. He is independent of EMC by all tests of NI 43-101.

Nyngan Scandium: In February of 2010, the Company entered into a joint venture agreement (the “JV”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to develop the Nyngan scandium property in New South Wales, Australia. The terms of the JV require EMC to earn in to a 50% position through a two stage work program.

  the first stage required EMC to spend a minimum of A$500,000 on project exploration and metallurgical test work by mid December 2010, and the second stage requires the delivery of a feasibility study in the first quarter of 2012.

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were met during the second quarter of 2011. Feasibility study work is now underway, conducted by SNC-Lavalin of Brisbane, Australia. Upon EMC delivering the feasibility study to Jervois, EMC must pay to Jervois an additional A$1,300,000 plus the applicable Goods and Services tax, at which time it will be granted a 50% interest in the joint venture

The Nyngan scandium resource is located approximately 500 kilometres northwest of Sydney, Australia. The property consists of two exploration licenses, controlled by Jervois, which encompass over 9,000 hectares. The scandium resource is hosted within the lateritic zone of the Gilgai Intrusion, one of several Alaskan-type mafic and ultramafic bodies which intrude Cambrian-Ordovician metasediments collectively called the Girilambone Group. The laterite zone, locally up to 40 metres thick, is layered with hematitic clay at the surface followed by limonitic clay, saprolitic clay, weathered bedrock and finally fresh bedrock. The scandium mineralization is concentrated within the hematitic, limonitic, and saprolitic zones with values up to 350 ppm scandium.

In March of 2010, EMC announced receipt of a NI 43-101 resource estimate on the Nyngan scandium property, the results of which were filed on SEDAR in April 2010. That resource estimate can be summarized as follows:

Nyngan Scandium Project NI 43-101 Resource Estimation Rangott, Pursell and Jannink (2010) of Jervois Mining
Resource Category	Tonnes	Grade (ppm Sc)	Overburden Ratio

Measured	2,718,000	274	0.81:1

Indicated	9,294,000	258	1.40:1

Total	12,012,000	261	1.10:1

Assumes 100 ppm scandium cutoff.

The first work phase of the JV development program consisted of detailed metallurgical bench scale testing, and was intended to refine and enhance the Company’s existing material process flow sheet to extract scandium from the resource material. This existing flow sheet, developed by Jervois and external consultants, formed the basis of a preliminary, conceptual engineering study for the processing elements of the project, (press release dated July, 2010), completed by Roberts & Schaefer of Salt Lake City, Utah.

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports done for Jervois or EMC on various metallurgical aspects of the resource. These technical/process reports were done by METCON Laboratories of Sydney, Australia, the Commonwealth Scientific and Industrial Organization (CSIRO), Australia’s national science agency, or by other research work, proprietary to or sourced by Jervois or EMC. The bulk of the process applied by Roberts & Schaefer in the Report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO.

Highlights of the Report are as follows:

  Capital costs for the laterite processing facility are estimated at US$56 million, including US$15 million for a sulphuric acid plant on site,
  Processing costs are estimated at less than US$300/kg Sc2 O3 ,
  The hydrometallurgical plant is designed to process approximately 250 tpd of resource,
  Production of Sc2 O3 is estimated at 28,000 kilograms per year, and
  Process assumptions are proprietary, follow earlier work done by METCON Research and the CSIRO of Australia, and include standard and accepted processes for applying ore preparation, leaching, solvent extraction and product preparation methodologies.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability. The above estimates of capital and operating costs are a component of a number of factors required to complete a preliminary assessment of the economic viability of the project, and there is no guarantee that the company will achieve production from the resource at Nyngan.

In January 2011, EMC announced results of initial lab test work, independently prepared by Hazen Research, Inc., of Golden, Colorado, USA. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resource of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

The second phase of the Hazen test work program continued through July, and involves continuous pilot plant testing of the acid leach systems, solvent extraction systems and product finish systems identified by earlier CSIRO work. The overall objectives of the test work program are to define and optimize a process or series of processes that achieves an 80% scandium recovery, lowest possible capital and operating costs, and most benign environmental impact, using standard and accepted processes. These updated metallurgical test results are expected to be incorporated into a feasibility study (FS), which EMC plans to complete in Q1 2012.

In February, 2011 EMC announced results of a series of laboratory-scale tests investigating the production of scandium-aluminum (“Sc-Al”) alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research is to demonstrate and commercialize the production of Sc-Al master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of scandium aluminum master alloy production.

Currently there are no primary producers of scandium oxide products. The world supply of scandium is produced solely as byproducts from other process streams, mainly from uranium, tungsten, tin and titanium production. The United States Geological Survey in its latest report (January, 2010) quotes a price of US$1,400 per kilogram of Sc2O3 (scandium oxide) for the four previous years.

Carlin Vanadium: The Carlin vanadium project consists of 72 unpatented mineral claims covering approximately 578 hectares, located along the western flank of the Piñon Range near the town of Carlin, Nevada.

The Carlin resource was discovered in the 1960s by Union Carbide Corp. (“UCC”) when significantly anomalous vanadium was found in samples collected by UCC Geologists (Galli, 1968, Morgan, 1968). During 1967 and 1968 UCC conducted exploration work including geological mapping, ~15,000 feet of trenching, and ~36,500 feet of drilling in 112 holes, outlining a zone of vanadium mineralization within the current claim boundary.

The vanadium mineralization is hosted within a 15-metre (50-foot) thick horizon of black shales within the Devonian Woodruff Formation, which consists of dark grey to black siliceous mudstones, and chert with lesser amounts of shale, siltstone, dolomitic siltstone, and calcareous sandstone. The Woodruff formation is unconformably overlain by shallow dipping Permian-Pennsylvanian siltstones, shales, conglomerates, and carbonates of the Chainman and Diamond Peak Formations.

Historical metallurgical test work from the Carlin vanadium project, completed by the U.S. Department of Mines (Brooks and Potter, 1974), showed that up to 69% of the vanadium could be recovered from weathered dolomitic shales containing 1% V2O5 (vanadium oxide). Preliminary test work on fresh black shales shows similar recoveries using a salt roast and acid leaching.

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project, located approximately 40 kilometres south of Elko, Nevada, USA. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Carlin Vanadium Project. Carlin, Nevada”, prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5%V2O5  for a total of 289 million pounds of total contained V2O5, as outlined below.

Carlin Vanadium Project NI 43-101 Resource Estimation Stryhas (2010) of SRK Consulting
Resource Category	Cut-off V2 O5 (%)	Total (tonnes)	Grade V2 O5 (%)	Contained V2 O5 (pounds)

Inferred	0.30	25,400,000	0.51	289,000,000

Principal Property Updates for the Period April 1, 2011 to August 12, 2011

Nyngan Scandium Project: On April 11, 2011 EMC announced a general progress report on the Nyngan Scandium Project in New South Wales, Australia. Specific work steps underway or imminent were outlined, including:

  ground water assessment program (including drilling),
  surface water assessment program,
  Aboriginal heritage review,
  ecology review,
  traffic, noise and air quality baseline monitoring, and
  aerial photography and contour mapping for the property, specifically the anticipated location of site facilities.

The ground water assessment work commenced in April, with a program to install 8 ground water bores to test and evaluate the presence, salinity, and volumes of natural ground water, both in the proposed open pit area as well as anticipated facilities locations. The press release also indicated that permanent water monitoring equipment would be installed to collect seasonal data on well water levels, that a surface water study would be initiated and that aerial mapping and a subsequent ground survey would be commissioned thereafter.

On June 6, 2011 EMC announced that SNC-Lavalin Pty Ltd (“SNC”) has been selected to develop the feasibility study on the Nyngan Scandium Project in New South Wales, Australia. The feasibility work will be conducted from SNC’s Brisbane office and is scheduled for completion by year end.

The Company also provided a second update on work on a number of environmental and project site development activities at Nyngan, specifically the completion of ground water drilling, the near completion of water testing, and the completion of the aerial survey work needed for the feasibility study. This second update also announced the initiation of certain environmental baseline data gathering on traffic, noise and air quality information and the initiation of an Aboriginal heritage and ecology review, all required for a standard Environmental Impact Statement (EIS) and approval of a mining permit for the project.

Fostung Tungsten Property: On June 14, 2011 EMC announced the sale of the Fostung tungsten property, located in Foster Township, Sudbury, Ontario, Canada, to Janus Resources Inc. (“Janus”) (OTCBB: JANI), a US-listed mineral exploration and development company focused on the acquisition and development of advanced mineral properties. The sale price was $500,000 cash, for 100% of the property rights.

Norwegian Exploration Program: On July 21, 2011 EMC Metals Corp. announced encouraging assay results from a surface soil sampling program conducted in June on a 3.75 sq km portion of its Tørdal property, a scandium, rare earth element ("REE"), and specialty metals pegmatite project in Telemark County, southern Norway.

Highlights of Initial Surface Soil Sample Program:

  The best sample assay returned a 217 ppm scandium value,
  Eleven soil samples contained +50 ppm scandium, of which five samples exceeded 85 ppm and three exceeded 150 ppm,
  The eleven soil samples were clustered within an area measuring 700 x 100 metres, or approximately 35% of the total sample area,
  A total of 131 soil samples were collected at 100-metre spacing intervals, in more accessible areas that avoided steep terrain,
  The total sample area represented a zone of about 1,500 x 2,500 metres within the Heftetjern pegmatite field, and
  Many previously unmapped pegmatite dykes were noted in the areas traversed, some traceable on surface for several hundred metres.

The results of this initial soil sampling program are, by their nature, preliminary, and not conclusive evidence of the likelihood of a mineral resource.

EMC’s acquisition of 100% of the Tørdal property option rights was announced in April 2011. The property, originally encompassing a 40 sq km area in southern Norway, has since been increased to 140 sq km.

The soil sampling program focused on a 3.75 sq km area, northwest of the town of Bø, in an area between the communities of Høydalen and Skardsfjell. Known as the Heftetjern region, this location exhibits numerous known pegmatite occurrences, including a locally famous pegmatite quarry associated with several unique scandium, tin, and beryllium mineral types. Steep slopes were generally avoided and sampling was carried out in the most accessible locations. The sampling program of 131 samples was based on soil sampling of 100 x 100 metre grids and covered somewhat less than half of the target area due to terrain impediments. The most promising scandium-bearing zone was observed at the north end of the tested area, and remains open to the north.

The 140 sq km Tørdal property is one of two pegmatite areas in southern Norway being explored by EMC. The other property, Evje-Iveland, located in Aust-Agder county originally encompassed an 80 sq km area, but has been increased in size to 150 sq km. Evje-Iveland is also prospective for scandium and REE's plus certain base metals, notably nickel.

Cautionary Note to U.S. Investors Regarding Resource Estimates

Certain terms used in this section are those used in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. Canadian requirements, including NI 43-101, differ significantly from the requirements of the SEC, and resource information contained herein may not be comparable to similar information disclosed by companies providing mineral property disclosure solely in accordance with U.S. requirements.

In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. The requirements of NI 43-101 for identification of “reserves” are not the same as those of the SEC, and reserves reported in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

The SEC’s disclosure standards normally do not recognize information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards, in documents filed with the SEC. In addition, resources that are classified as “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not generally form the basis of feasibility or pre-feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable.

Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations, however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures.

Accordingly, information concerning mineral deposits set forth herein may not be comparable with information presented by companies using only U.S. standards in their public disclosure.

Other Developments

On April 27, 2011 the Company issued 120,000 stock options with an exercise price of $0.31 per share exercisable until April 27, 2013 to employees and contractors of the Company.

On May 4, 2011 the Company issued 250,000 stock options with an exercise price of $0.315 per share exercisable until May 4, 2016 to employees and contractors of the Company.

On May 16, 2011 the Company issued 500,000 stock options with an exercise price of $0.25 per share exercisable until May 16, 2016 to employees and contractors of the Company.

EMC Metals Corp. is now a US Filer on EDGAR

Based on the Company’s analysis of the number of its shares held by persons resident in the U.S. as of June 30, 2010, as well as the majority of our assets and directors being in the U.S., the Company does not meet the definition of a “foreign private issuer” under U.S. securities laws. As a result, effective January 1, 2011, the Company became subject to U.S. securities laws as applicable to a U.S. domestic company. Effective July 23, 2011, the Company is required to file reports with the SEC pursuant to the provisions of the Exchange Act of 1934.

Qualified Person

Technical information in this MD&A other than in respect of the Tørdal property has been reviewed by Gilles R. Dessureau, M.Sc. P.Geo, a Qualified Person for the purposes of National Instrument 43-101. Mr. Dessureau is a Professional Geologist employed with EMC Metals Corp.

In respect of the Tørdal property, the technical information has been reviewed by Willem Duyvesteyn, a Qualified Person as defined by National Instrument 43-101. Mr. Duyvesteyn is employed by EMC Metals.

Operating results - Revenues and Expenses

The Company continued its tight cost management at the Springer facility. The Company has continued to fulfill its commitments in respect of the Nyngan Joint Venture with Jervois Mining Limited, with most of the development expenditure in the quarter on this project.

Summary of quarterly results

	2011		2010				2009
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Net Sales	-		-	-	-	-	-	-
Net Income (Loss) Basic and diluted	(590,022)	(347,450)	(1,341,524)	(1,514,237)	(1,148,938)	(718,056)	(11,311,117)	(548,203)
Net Income (Loss) per share	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.14)	(0.01)

The net loss in the third quarter of 2010 and the fourth quarter of 2009 relates mainly to the write-down of mineral interests.

Results of Operations for the three months ended June 30, 2011

The net loss for the quarter decreased by $559,016 to $590,022 from $1,148,938 in the prior year, mainly as a result of reduced general and administrative and foreign exchange costs. Individual items contributing to this decrease are as follows:

Q2 2011 vs. Q2 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Gain on disposition of mineral property	$491,897	In the current quarter the Fostung property in Ontario was disposed of. There were no disposals in the three months ended June 30, 2010.

Foreign exchange gain	$315,805	The gain results mainly from the conversion of US monetary item balances to CAD for reporting purposes.

Stock-based compensation	$251,144	Relates to the fair value of stock options granted in the quarter.

Insurance	$91,304	The Company commissioned a risk survey, the results of which enabled a reduction in the insured amount of the Springer Mill resulting in significantly lower premiums in the current year.

Salaries	$56,703	Decreased activity in the quarter as compared to prior year.

Interest	$3,289	Interest paid on promissory notes payable.

Q2 2011 vs. Q2 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Travel	($4,919)	Increased travel costs related to promotion and set up of EMC’s own office.

Consulting	($27,552)	Primarily relates to consulting fees from CEO of the Company.

General and administrative	($29,961)	Increased costs due to an increase in activity.

Amortization	($83,975)	Adjustment to estimated useful life of assets resulted in reduced amortization in the period.

Change in fair value of derivative liability	($183,897)	Relates to the changes fair value of the derivative liability from warrants previously issued.

Exploration	($368,854)	Increased exploration work done on mineral properties as compared to prior year.

Results of Operations for the six-month period ended June 30, 2011

The net loss for the six month period ended June 30, 2011 decreased by $1,000,684 to $937,472 from $1,938,156 in the prior year, mainly as a result of reduced general and administrative and foreign exchange costs. Individual items contributing to this decrease are as follows:

Six months ended June 30, 2011 vs. Six months ended June 30, 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Gain on disposition of mineral property	$491,897	In the current quarter the Fostung property in Ontario was disposed of. There were no disposals in the three months ended June 30, 2010.

Stock-based compensation	$345,376	Relates to the fair value of stock options granted in the quarter.

Foreign exchange gain	$199,846	The gain results mainly from the conversion of US monetary item balances to CAD for reporting purposes.

Change in derivative liability	$138,880	As the warrants the derivative liability related to expired, the change in value to $Nil was put

Six months ended June 30, 2011 vs. Six months ended June 30, 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
value		through the statement of operations.

Insurance	$113,799	The Company commissioned a risk survey, the results of which enabled a reduction in the insured amount of the Springer Mill resulting in significantly lower premiums in the current year.

Professional fees	$82,154	Professional fees have decreased and salaries have increased as we had more in-house staff working for the Company than in the prior year.

Unrealized loss on marketable securities	$67,249	In the corresponding period one year ago, a loss was recognized on the valuation of marketable securities. No such provision was required in the current six month period.

Interest expense	$49,142

Interest expense in the current quarter is attributable to the promissory notes in respect of the TTS and Cosgrave acquisitions. The Cosgrave property interest expense was offset by interest revenue in the same quarter of prior year.

Salaries	$18,622	Decreased activity in the quarter as compared to prior year.

Travel and entertainment	($26,950)	Increased travel due to exploring new opportunities for the Company.

General and administrative	($36,722)	Increased activity levels led to increased costs.

Amortization	($45,908)	Adjustment to estimated useful life of assets resulted in reduced amortization in the period.

Consulting	($59,051)	Primarily relates to consulting fees from CEO of the Company.

Exploration	($411,094)	Increase in exploration work done on mineral interests as compared to prior year.

Cash flow discussion for the six months ended June 30, 2011 compared to June 30, 2010

The cash outflow from operating activities decreased by $84,389 to $1,624,053 (2010 – $1,708,442) due to smaller decrease in payables as compared to the prior year.

Cash outflows from investing activities increased by $325,907 to $325,907 (2010 – $Nil) due mainly to a sale of mineral interests in the current year.

Cash inflows from financing activities decreased by $1,383,979 to $551,348 (2010 - $1,935,327) as in the prior year the Company raised funds from a private placement during the quarter.

Financial Position

Cash

The decrease in cash of $746,798 to $3,379,626 (December 31, 2010 - $4,126,424) results from proceeds from warrant and option exercises offset by operating cash outflows in the period, as per the “Cash flow discussions” above.

Marketable securities

Marketable securities is unchanged at $2,250 (December 2010 - $2,250).

Property, plant and equipment

Property plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $154,902 to $34,134,971 (December 2010 - $34,289,873) is due to amortization net of fixed asset disposals.

Mineral interests

Mineral interests of increased by $128,506 to $631,526 (December 31, 2010 - $503,020) consist mainly of the Springer property, scandium, and vanadium properties.

Accounts Payable

Accounts Payable has decreased by $76,268 to $336,581 (December 2010 – $412,849) due to a general decrease in activity.

Derivative liability

Derivative liability of $Nil (December 2010 – $228,741) was reduced to $Nil as the warrants they related to expired.

Promissory note payable – current portion

The current promissory note payable decreased by $17,750 to $482,250 (December 31, 2010 - $500,000) which is attributable to a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Promissory note payable – long-term portion

The long-term promissory note payable decreased by $129,260 to $3,620,740 (December 31, 2010 -$3,750,000) which is attributable to a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Capital Stock

Capital stock increased by $372,807 to $88,511,294 (December 31, 2010 - $88,138,487) as a result of the exercise of warrants and stock options.

Additional paid-in capital increased by $117,987 to $2,121,332 (December 31, 2010 - $2,003,345) as a result of stock options issued and adjustments due to the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2011, the Company had a working capital of $780,873 including cash of $3,379,626 as compared to a working capital of $3,330,415 including cash of $4,126,424 at December 31, 2010. Also included in working capital, at June 30, 2011, were marketable securities with a market value of $2,250 (December 31, 2010 - $2,250).

During the six month period ended June 30, 2011, the Company received cash of $551,348 (2010 -$1,935,327) for stock issuances. At June 30, 2011, the Company had an aggregate 18,918,721 share purchase warrants exercisable, between $0.18 and $2.68 per share which have the potential upon exercise to convert to approximately $43,039,672 in cash over the next two years. Further, a total of 12,308,750 stock options exercisable between $0.10 and $2.15 have the potential upon exercise to generate a total of $1,956,488 in cash over the next five years. There is no assurance that these securities will be exercised.

The Company’s major capital requirements in the next 12 months relate mainly to the earning of its 50% joint venture interest in the Nyngan Project by delivering a feasibility study that will cost an estimated AU$583,000 to produce, and paying an additional $1,300,000 to Jervois within 5 days of delivering the feasibility study.

EMC is also obliged to repay a US$500,000 promissory note issued to the vendors of TTS in connection with the acquisition of TTS. These commitments total approximately $2,383,000 and it is expected that these commitments will be funded from available cash.

The Company will need additional funding to meet the commitments shown above and will seek to raise additional equity financing in the short term.

The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report the Company has 150,678,713 issued and outstanding common shares, 12,318,750 outstanding stock options currently outstanding at a weighted average exercise price of $0.17, and 18,918,721 outstanding warrants at a weighted average exercise price of $2.28.

Off-balance sheet arrangements

At June 30, 2011, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

During the quarter, the Company paid or accrued consulting fees of $Nil (2010 - $46,175) to the former CEO of the Company and paid or accrued consulting fees of $48,032 (2010 - $Nil) to the current CEO and President of the Company.

The above transactions occurred in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts payable to related parties have no specific terms of repayment, are unsecured, and have no interest rate.

Proposed Transactions

There are no proposed transactions outstanding other than what has been disclosed.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting policies requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on past experience, industry trends and known commitments and events. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Actual results will likely differ from those estimates.

Stock-based compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options and compensatory warrants granted. This model is subject to various assumptions. The assumptions the Company makes will likely change from time to time. At the time the fair value is determined; the methodology the Company uses is based on historical information, as well as anticipated future events. The assumptions with the greatest impact on fair value are those for estimated stock volatility and for the expected life of the instrument.

Future income taxes

The Company accounts for tax consequences of the differences in the carrying amounts of assets and liabilities and their tax bases using tax rates expected to apply when these temporary differences are expected to be settled. When the future realization of income tax assets does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken and no future income tax asset is recognized. The Company has taken a valuation allowance against all such potential tax assets.

Mineral properties and exploration and development costs

We capitalize the costs of acquiring mineral rights at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. Our recoverability evaluation of our mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. We are in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, we have assumed recent world commodity prices will be achievable. We have considered the mineral resource reports by independent engineers on the Springer and Nyngan projects in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a stock-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves US GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company’s financial reporting disclosures.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

Financial instruments and other risks

The Company’s financial instruments consist of cash, investments in trading securities, subscriptions receivable, receivables, accounts payable and accrued liabilities, due to related parties, and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

Risk Factors

Prior to making an investment decision investors should consider the investment risks set out below and those described elsewhere in this document, which are in addition to the usual risks associated with an investment in a business at an early stage of development. The directors of the Company consider the risks set out below to be the most significant to potential investors in the Company, but are not all of the risks associated with an investment in securities of the Company. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which the Directors are currently unaware, or which they consider not to be material in relation to the Group's business, actually occur, the Group's assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, are likely to be materially and adversely affected. In such circumstances, the price of the Company’s securities could decline and investors may lose all or part of their investment.

EMC Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company will continue to make substantial capital expenditures related to exploration, development and production. In particular the Company will have further capital requirements as it proceeds to expand its present exploration activities at its mineral projects, or to take advantage of opportunities for acquisitions, joint ventures or other business opportunities that may be presented to it.

In addition, the Company may incur major unanticipated liabilities or expenses. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on commercially acceptable terms, if at all.

Volatile demand for tungsten and other metals and the volatile prices for tungsten and other metals may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its tungsten and other mineral projects with the possible loss of the rights to such properties. If exploration or the development of any mine is delayed, such delay would have a material and adverse effect on the Company’s business, financial condition and results of operation.

Stage of Development

The Company’s properties are in the exploration stage and the Company does not have an operating history. Exploration and development of mineral resources involves a high degree of risk and few properties which are explored are ultimately developed into producing properties. The amounts attributed to the Company’s interest in its properties as reflected in its financial statements represent acquisition and exploration expenses and should not be taken to represent realizable value. There is no assurance that the Company’s exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its exploration programs, which may be affected by a number of factors such as unusual or unexpected geological formations, and other conditions. As a result of the Company’s lack of operating history, it also faces many of the risks inherent in starting a new business.

Profitability of Operations

The Company is not currently operating profitably and it should be anticipated that it will operate at a loss at least until such time as production is achieved from one of the Company’s properties, if production is, in fact, ever achieved. The Company has never earned a profit. Investors also cannot expect to receive any dividends on their investment in the foreseeable future.

Tungsten and other mineral Industries Competition is Significant

The international tungsten and other mineral industries are highly competitive. The Company will be competing against competitors that may be larger and better capitalized, have state support, have access to more efficient technology, and have access to reserves of tungsten and other mineral that are cheaper to extract and process. As such, no assurance can be given that the Company will be able to compete successfully with its industry competitors.

Fluctuations in Metal Prices

Although the Company does not hold any known mineral reserves of any kind, its future revenues, if any, are expected to be in large part derived from the future mining and sale of tungsten and other metals or interests related thereto. The prices of these commodities have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the Company’s control including international economic and political conditions, expectations of inflation, international currency exchange rates, interest rates, global or regional consumption patterns, speculative activities, levels of supply and demand, increased production due to new mine developments and improved mining and production methods, availability and costs of metal substitutes, metal stock levels maintained by producers and others and inventory carrying costs. The effect of these factors on the prices of tungsten and other metals, and therefore the economic viability of the Company’s operations, cannot be accurately predicted.

Depending on the price obtained for any minerals produced, the Company may determine that it is impractical to commence or continue commercial production.

EMC Metals Corp.’s Operations are Subject to Operational Risks and Hazards Inherent in the Mining Industry

The Company’s business is subject to a number of inherent risks and hazards, including environmental pollution; accidents; industrial and transportation accidents, which may involve hazardous materials; labour disputes; power disruptions; catastrophic accidents; failure of plant and equipment to function correctly; the inability to obtain suitable or adequate equipment; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures, ground movements, tailings, pipeline and dam failures and cave-ins; and encountering unusual or unexpected geological conditions and technical failure of mining methods.

There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company’s tungsten and other mineral properties, personal injury or death, environmental damage, delays in the Company’s exploration or development activities, costs, monetary losses and potential legal liability and adverse governmental action, all of which could have a material and adverse effect on the Company’s future cash flows, earnings, results of operations and financial condition.

Mineral Reserve and Resource Estimates are Only Estimates and May Not Reflect the Actual Deposits or the Economic Viability of Tungsten, Scandium and/or Gold Extraction

Reserve and resource figures included for tungsten and other minerals are estimates only and no assurances can be given that the estimated levels of tungsten and other minerals will actually be produced or that the Company will receive the tungsten and other metal prices assumed in determining its reserves. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. While the Company believes that the reserve and resource estimates included are well established and reflect management's best estimates, by their nature reserve and resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in tungsten and other metals, as well as increased capital or production costs or reduced recovery rates, may render ore reserves containing lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time.

Exploration, Development and Operating Risk

The exploration for and development of tungsten and other mineral properties involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical, drilling and other related costs which appear to be rising; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Currency Risk

The Company maintains accounts in Canadian and American currency. The Company’s equity financings are sourced in Canadian dollars but for the most part it incurs its expenditures in local currencies or in US dollars. The Company’s operations are subject to foreign currency fluctuations and such fluctuations may materially affect the Company’s financial position and results. The Company does not engage in currency hedging activities.

Environmental Risks and Hazards

All phases of the Company’s operations are subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the general, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations. Environmental hazards may exist on the properties which are unknown to the Company at present and which have been caused by previous or existing owners or operators of the properties. Reclamation costs are uncertain and planned expenditures estimated by management may differ from the actual expenditures required.

Government Regulation

The Company’s mineral exploration and planned development activities are subject to various laws governing prospecting, mining, development, production, taxes, labour standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. Although the Company believes its exploration and development activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development.

Many of the mineral rights and interests of the Company are subject to government approvals, licenses and permits. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of applicable governments or governmental officials. No assurance can be given that the Company will be successful in maintaining any or all of the various approvals, licenses and permits in full force and effect without modification or revocation. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from continuing or proceeding with planned exploration or development of mineral properties. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations or applicable laws or regulations.

Amendments to current laws and regulation governing operations or more stringent implementation thereof could have a substantial impact on the Company and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

EMC has no History of Mineral Production or Mining Operations

The Company has never had tungsten and other mineral producing properties. There is no assurance that commercial quantities of tungsten and other minerals will be discovered at the Properties or other future properties nor is there any assurance that the Company’s exploration program thereon will yield positive results. Even if commercial quantities of tungsten and other minerals are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where tungsten and other mineral resources can profitably be produced therefrom. Factors which may limit the ability of the Company to produce tungsten and other mineral resources from its properties include, but are not limited to, the spot prices of tungsten and other metals, availability of additional capital and financing and the nature of any mineral deposits.

The Company does not have a history of mining operations and there is no assurance that it will produce revenue, operate profitably or provide a return on investment in the future.

Future Sales of Common Shares by Existing Shareholders

Sales of a large number of Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company’s ability to raise capital through future sales of Common Shares. Substantially all of the Common Shares can be resold without material restriction in Canada.

No Assurance of Titles or Borders

The acquisition of the right to exploit mineral properties is a very detailed and time consuming process. There can be no guarantee that the Company has acquired title to any such surface or mineral rights or that such rights will be obtained in the future. To the extent they are obtained, titles to the Company’s surface or mineral properties may be challenged or impugned and title insurance is generally not available. The Company’s surface or mineral properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by, among other things, undetected defects. Such third party claims could have a material adverse impact on the Company’s operations.

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of tungsten and other metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labour disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of tungsten and other metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended June 30, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

The Company took into consideration the following three characteristics common to companies of a similar size:

  The limited number of personnel in smaller companies, which constrains the Company’s ability to fully segregate conflicting duties;
  The Company relies on an active Board and management with open lines of communication to maintain the effectiveness of the Company’s disclosure controls and procedures.
  The dynamic and evolving nature of smaller companies, which limits their ability to have static processes that are well-documented.

In addition, management has relied upon certain informal procedures and communication, and upon “hands-on” knowledge of senior management to maintain the effectiveness of disclosure controls and procedures.

Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
32.1	Section 1350 Certification of the Principal Executive Officer.
32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Michael O’Brien
Michael O’Brien
Principal Financial Officer