Form 10-Q
period 2011-09-30
EMC METALS CORP.
filed 2011-11-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________________

000-54416
(Commission File Number)

EMC METALS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1430 Greg Street, Suite 501, Sparks, Nevada 89431
(Address of principal executive offices) (Zip Code)

(775) 355-9500
(Registrant’s telephone number, including area code)

888 Dunsmuir Street, 11th Floor, Vancouver, British Columbia, Canada, V6C 3K4
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
Yes [X]    No [ ]

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 8, 2011, the registrant’s outstanding common stock consisted of 150,384,412 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2011

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars)
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Current
Cash	$2,109,882	$4,126,424
Investments in trading securities, at fair value (Note 4)	2,250	2,250
Prepaid expenses and receivables (net of allowance of $Nil (2010 - $Nil))	216,529	133,082
Subscription receivable	-	210,249

Total Current Assets	2,328,661	4,472,005

Property, plant and equipment (Note 5)	34,088,247	34,289,873
Mineral interests (Note 6)	679,711	503,020

Total Assets	$37,096,619	$39,264,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$773,282	$412,849
Derivative liability (Note 8)	-	228,741
Current portion of promissory notes payable (Note 9)	524,100	500,000

Total Current Liabilities	1,297,382	1,141,590

Promissory notes payable (Note 9)	3,916,775	3,750,000

Total Liabilities	5,214,157	4,891,590

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 150,678,713 (2010 – 149,059,412))	88,511,294	88,138,487
Treasury stock (Note 11)	(1,343,333)	(2,087,333)
Additional paid in capital (Note 10)	1,428,779	2,003,345
Deficit accumulated during the exploration stage	(56,714,278)	(53,681,191)

Total Stockholders’ Equity	31,882,462	34,373,308

Total Liabilities and Stockholders’ Equity	$37,096,619	$39,264,898

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	amounts from
	incorporation on	Three month	Three month	Nine month	Nine month
	July 17, 2006 to	period ended	period ended	period ended	period ended
	September 30,	September	September	September	September
	2011	30, 2011	30, 2010	30, 2011	30, 2010

EXPENSES
Amortization	$2,214,306	$83,070	$64,532	$258,041	$193,595
Consulting	2,547,350	221,147	52,512	371,724	144,038
Exploration	13,505,570	566,494	132,450	1,159,862	314,724
General and administrative	7,035,463	185,795	106,371	388,092	345,390
Insurance	924,910	17,275	6,868	34,133	137,525
Professional fees	3,108,065	166,283	42,568	271,263	229,702
Research and development	3,474,068	-	-	-	-
Salaries and benefits	6,334,896	184,321	146,986	465,995	447,282
Stock-based compensation (Note 10)	5,299,418	51,447	-	178,642	472,571
Travel and entertainment	1,561,397	43,403	20,835	137,623	88,105

Loss before other items	(46,005,443)	(1,519,235)	(573,122)	(3,265,375)	(2,372,932)

OTHER ITEMS
Foreign exchange gain (loss)	262,953	(537,667)	75,578	(320,215)	93,184
Gain on transfer of marketable securities	206,974	-	-	-	-
Gain on settlement of convertible debentures	1,449,948	-	-	-	-
Gain on sale of marketable securities	1,836,011	-	-	-	-
Write-off of mineral interests	(18,091,761)	-	-	-	-
Gain on insurance proceeds	972,761	-	-	-	-
Interest income (expense)	302,091	(38,713)	(50,806)	(168,135)	(229,370)
Other income	502,965	-	-	-	-
Gain on disposition of assets	968,579	-	11,000	491,897	11,000
Change in fair value of derivative liability (Note 8)	485,358	-	-	228,741	89,861
Unrealized loss on marketable securities	(3,269,033)	-	40,583	-	(26,666)

	(14,373,154)	(576,380)	76,355	232,288	(61,991)

Loss before income taxes	(60,378,597)	(2,095,615)	(496,767)	(3,033,087)	(2,434,923)

Deferred income tax recovery	6,522,138	-	-	-	-

Loss and comprehensive loss for the period	$(53,856,459)	$(2,095,615)	$(496,767)	$(3,033,087)	$(2,434,923)

Basic and diluted loss per common share		(0.01)	(0.00)	(0.02)	(0.02)

Weighted average number of common shares outstanding		150,678,713	122,377,172	150,311,704	117,822,284

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

	Cumulative
	amounts from
	incorporation on	Nine month	Nine month
	July 17, 2006 to	period ended	period ended
	September 30,	September 30,	September 30,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(53,856,459)	$(3,033,087)	$(2,434,923)
Items not affecting cash:
Amortization	2,214,306	258,041	193,595
Research and development	3,474,068	-	-
Consulting paid with common shares	10,711	-	-
Gain on disposal of assets	(968,579)	(491,897)	(11,000)
Convertible debenture costs	(1,312,878)	-	-
Unrealized foreign exchange	905,737	190,875	(158,063)
Stock-based compensation	5,299,418	178,642	472,571
Unrealized loss on marketable securities	3,269,033	-	26,666
Realized gain on marketable securities	(1,836,011)	-	-
Write-off of mineral properties	18,091,761	-	-
Realized gain on transfer of marketable securities	(206,974)	-	-
Change in fair value of derivative liability	(485,358)	(228,741)	-
Deferred income tax recovery	(6,522,138)	-	-

	(31,923,363)	(3,126,167)	(1,911,154)
Changes in non-cash working capital items:
Increase in prepaids and receivables	(152,788)	(83,447)	192,336
Proceeds from sale of marketable securities, net	(4,135,798)	-	-
Decrease in accounts payable and accrued liabilities	(487,960)	360,433	(642,224)
Increase in due to related parties	1,163,028	-	-
Asset retirement obligations	(1,065,891)	-	-

	(36,602,772)	(2,849,181)	(2,361,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,857,012	-	-
Cash paid for Subsidiary	(11,359,511)	-	-
Spin-out of Golden Predator Corp.	(76,388)	-	-
Reclamation bonds	795,785	-	-
Proceeds from sale of property, plant and equipment	660,336	-	-
Purchase of property, plant and equipment	(21,271,528)	(56,415)	(44,207)
Proceeds from sale of mineral interests	500,000	500,000	-
Additions to unproven mineral interests	(3,176,309)	(184,794)	-

	(29,070,603)	258,791	(44,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	55,521,421	210,249	749,770
Share issuance costs	(1,277,713)	-	-
Special warrants	13,000,000	-	-
Options exercised	384,900	43,000	112,800
Warrants exercised	11,164,849	320,599	939,375
Notes payable	(9,966,000)	-	-
Payment of promissory note	(1,260,700)	-	-
Advances from related party	216,500	-	228,227
Loans advanced to Midway	(2,000,000)	-	-
Loan repayment from Midway	2,000,000	-	-

	67,783,257	573,848	2,030,172

Change in cash during the period	2,109,882	(2,016,542)	(375,077)

Cash, beginning of period	-	4,126,424	584,436

Cash, end of period	$2,109,882	$2,109,882	$209,359

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)
(Unaudited)

	Capital Stock				Deficit
					Accumulated
			Additional		During the
	Number of		Paid in	Treasury	Exploration
	Shares	Amount	Capital	Stock	Stage	Total
		$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-
Private placements	5,000,000	3,500,000	-	-	-	3,500,000
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	(2,857,819)	(2,857,819)
Loss for the period	-	-	-	-	(357,670)	(357,670)
Balance, December 31, 2006	5,000,000	3,500,000	-	-	(3,215,489)	284,511
Private placements	17,577,500	35,155,000	-	-	-	35,155,000
Conversion of special warrants	5,390,000	5,390,000	-	-	-	5,390,000
Exercise of warrants	50,000	75,000	-	-	-	75,000
Share issuance costs – broker’s fees	-	(1,215,074)	99,000	-	-	(1,116,074)
Share issuance costs – shares issued	100,000	100,000	-	-	-	100,000
Shares issued for mineral properties	100,000	100,000	-	-	-	100,000
Stock-based compensation	40,000	40,000	489,562	-	-	529,562
Loss for the year	-	-	-	-	(6,128,912)	(6,128,912)
Balance, December 31, 2007	28,257,500	43,144,926	588,562	-	(9,344,401)	34,389,087
Private placements	5,322,500	10,645,000	-	-	-	10,645,000
Conversion of special warrants	7,610,000	7,610,000	-	-	-	7,610,000
Share issuance costs – broker’s fees	-	(261,638)	-	-	-	(261,638)
Shares issued for mineral properties	110,000	210,000	-	-	-	210,000
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,100,000	143,017	-	-	4,243,017
Acquisition of Great American Minerals Inc.	1,045,775	2,091,550	426,672	-	-	2,518,222
Acquisition of Fury Explorations Ltd.	10,595,814	13,774,558	7,787,783	(2,087,333)	-	19,475,008
Exercise of stock options	6,637,224	10,027,915	(184,265)	-	-	9,843,650
Shares issued for repayment of promissory note	4,728,000	2,364,000	-	-	-	2,364,000
Stock-based compensation	-	-	2,324,458	-	-	2,324,458
Loss for the year	-	-	-	-	(17,968,454)	(17,968,454)
Balance, December 31, 2008	66,356,813	93,706,311	11,086,227	(2,087,333)	(27,312,855)	75,392,350
Private placements	14,500,000	1,190,000	-	-	-	1,190,000
Exercise of stock options	101,000	126,186	(105,986)	-	-	20,200
Shares issued for mineral properties	2,765,643	367,695	-	-	-	367,695
Settlement of convertible debentures	7,336,874	2,934,752	62,903	-	-	2,997,655
Shares issued for consulting	89,254	10,711	-	-	-	10,711
Shares issued for acquisition of TTS	19,037,386	2,094,112	-	-	-	2,094,112
Stock-based compensation before spin-out	-	-	836,240	-	-	836,240
Spin-out of GPD	-	(18,540,194)	(11,879,384)	-	-	(30,419,578)
Stock-based compensation after spin-out	-	-	979,611	-	-	979,611
Loss for the year	-	-	-	-	(21,645,581)	(21,645,581)
Balance, December 31, 2009	110,186,970	81,889,573	979,611	(2,087,333)	(48,958,436)	31,823,415
Private placements	30,252,442	4,700,312	454,768	-	-	5,155,080
Exercise of stock options	1,320,000	456,602	(226,302)	-	-	230,300
Exercise of warrants	7,300,000	1,092,000	-	-	-	1,092,000
Stock-based compensation	-	-	795,268	-	-	795,268
Loss for the year	-	-	-	-	(4,722,755)	(4,722,755)
Balance, December 31, 2010	149,059,412	88,138,487	2,003,345	(2,087,333)	(53,681,191)	34,373,308
Exercise of stock options	250,000	52,208	(9,208)	-	-	43,000
Exercise/expiry of warrants	1,369,301	320,599	(744,000)	744,000	-	320,599
Stock-based compensation	-	-	178,642	-	-	178,642
Loss for the period	-	-	-	-	(3,033,087)	(3,033,087)

Balance, June 30, 2011	150,678,713	88,511,294	1,428,779	(1,343,333)	(56,714,278)	31,882,462

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

Fair value of financial assets and liabilities

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$2,109,882	$2,109,882	$—	$—
Investments in trading securities	$2,250	$2,250	$—	$—

Total	$2,112,132	$2,112,132	$—	$—

The fair values of cash and investments in trading securities are determined through market, observable and corroborated sources.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

At September 30, 2011, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of September 30, 2011, the fair value of trading securities was $2,250 (2010 – $2,250).

5.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2011			December 31, 2010

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Land and water rights	$7,972,291	$-	$7,972,291	$7,972,291	$-	$7,972,291
Plant and equipment	25,635,512	-	25,635,512	25,618,528	-	25,618,528
Cosgrave plant and equipment	375,763	284,519	91,244	375,763	228,155	147,608
Building	222,685	43,654	179,031	222,685	35,304	187,381
Automobiles	181,776	160,913	20,863	172,542	172,542	-
Computer equipment	364,697	363,927	770	364,697	357,985	6,712
Small tools and equipment	963,537	823,666	139,871	963,537	680,482	283,055
Office equipment	293,351	244,686	48,665	278,561	204,263	74,298
Leasehold improvements	13,083	13,083	-	13,083	13,083	-

	$36,022,695	$1,934,448	$34,088,247	$35,981,687	$1,691,814	$34,289,873

Land and water rights are in respect of the Cosgrave property in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which is currently under care and maintenance.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

6.	MINERAL INTERESTS

September 30, 2011	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2010	$300,000	$203,020	$503,020
Additions	182,260	2,534	184,794
Sold	-	(8,103)	(8,103)
Balance, September 30, 2011	$482,260	$197,451	$679,711

December 31, 2010	Other	Gold	Tungsten	Total

Acquisition costs

Balance, December 31, 2009	$-	$1,343,173	$203,020	$1,546,193
Additions	300,000	-	-	300,000
Written-off	-	(1,138,432)	-	(1,138,432)
Sold	-	(204,741)	-	(204,741)

Balance, December 30, 2010	$300,000	$-	$203,020	$503,020

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

Fostung Property

The Company held a 100% interest certain mineral claims known as the Fostung Property, Ontario. During the period ended September 30, 2011, the Company sold these claims for $500,000 and recorded a gain on the sale of $491,897.

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
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

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

Tordal and Evje properties, Norway

The Company has entered into an earn-in agreement with REE Mining AS (“REE”), whereby the Company has an option to earn up to a 100% interest in the Tordal and Evje properties. To earn its interest, the Company must pay REE US$630,000, including an initial cash payment of US$130,000 (paid) and issue 1,000,000 common shares.

The Company is also required to incur US$250,000 of exploration work to be completed over 18 months from the date of closing in order to acquire its interest.

Fairfield property, Utah

The Company has entered into an earn-in agreement with Mineral Exploration Services LLC, whereby the Company has an option to earn a 100% interest in a patented mining claim and former scandium property known as The Little Green Monster near Fairfield, Utah.

The Company is required to pay US$380,000 over a 3 year period from the date of closing in order to acquire its interest.

Hogtuva property, Norway

The Company has entered into an earn-in agreement with REE Mining AS (“REE”), whereby the Company has an option to earn a 100% interest in three scandium and beryllium exploration sites in Norway. To earn 100% of the exploration rights, the Company must pay REE US$150,000 over 18 months, including an initial cash payment of US$50,000 (paid) and issue 200,000 common shares.

7.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere are summarized as follows:

During the nine months ended September 30, 2011, the Company paid or accrued consulting fees of $Nil (2010 - $46,175) to the former CEO of the Company and paid or accrued consulting fees of US$150,000 (2010 - $Nil) to the current CEO and president of the Company.

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

During the period ended September 30, 2011, the warrants expired and the derivative liability was valued at $Nil resulting in a change in fair value of $228,741 realized through the statement of operations.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

9.	PROMISSORY NOTES PAYABLE

	2011	2010

Promissory note with a principal balance of US$500,000, bearing interest at prime per annum, maturing November 19, 2011 due to a director of the Company.	$524,100	$500,000

Promissory note with a principal balance of US$ 3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for US$6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of US$3,000,000 consisting of a cash payment of US$1,000,000 and 4,728,000 units of the Company valued at US$2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at CDN$0.75 each and exercisable for a period of two years.	3,916,775	3,750,000

	4,440,875	4,250,000

Less: current portion	(524,100)	(500,000)

	$3,916,775	$3,750,000

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

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
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options

		Weighted average		Weighted average
	Number	exercise price	Number	exercise price

Outstanding, December 31, 2009	27,795,135	$1.66	9,534,725	$0.24
Granted	5,661,350	0.19	6,300,000	0.14
Cancelled	(2,364,000)	0.60	(3,040,975)	0.27
Exercised	(7,300,000)	0.15	(1,320,000)	0.17

Outstanding, December 31, 2010	23,792,485	1.82	11,473,750	0.18
Granted	-	-	1,470,000	0.28
Cancelled	(19,398,184)	2.18	(805,000)	0.22
Exercised	(1,369,301)	0.23	(250,000)	0.17

Outstanding, September 30, 2011	3,025,000	$0.18	11,888,750	$0.19

Number currently exercisable	3,025,000	$0.18	9,757,500	$0.19

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

As at September 30, 2011, incentive stock options were outstanding as follows:

	Number of	Exercise
	options	Price	Expiry Date

Options	332,500	$0.200	July 26, 2012
	5,000	1.000	July 26, 2012
	40,000	0.200	October 4, 2012
	15,000	1.000	October 4, 2012
	220,000	0.390	January 18, 2013
	152,500	0.200	February 25, 2013
	100,000	2.000	February 25, 2013
	100,000	0.200	March 4, 2013
	115,000	0.200	May 13, 2013
	5,000	2.150	May 13, 2013
	50,000	0.200	June 2, 2013
	30,000	0.200	August 20, 2013
	725,000	0.200	October 31, 2013
	997,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,395,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	50,000	0.160	December 14, 2014
	200,000	0.105	December 16, 2014
	1,111,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	120,000	0.310	April 27, 2013
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016

	11,888,750

As at September 30, 2011, share purchase warrants were outstanding as follows:

Number of	Exercise
warrants	Price	Expiry Date
3,025,000	$0.18	November 25, 2011
3,025,000

Stock-based compensation

During the nine month period ended September 30, 2011, the Company recognized stock-based compensation of $178,642 (2010 -$472,571) in the statement of operations as a result of shares for services and incentive stock options granted and vested. The weighted average fair value of the options granted was $0.31 (2010 - $0.11) per share.

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2011	2010

Risk-free interest rate	2.33%	2.75%
Expected life	4.39 years	5 years
Volatility	126.61%	126.32%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Expressed in Canadian Dollars)
(Unaudited)

11.	TREASURY STOCK

	Number	Amount
Treasury shares	1,033,333	$1,343,333
	1,033,333	$1,343,333

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Canada, Australia, and the United States and its capital assets’ geographic information is as follows:

September 30,	Norway	Australia	Canada	United States	Total
2011

Property, plant and equipment	$-	$-	$48,204	$34,040,043	$34,088,247
Mineral properties	227,201	300,000	-	152,510	679,711

	$227,201	$300,000	$48,204	$34,192,553	$34,767,958

December 31, 2010	Australia	Canada	United States	Total
Property, plant and equipment	$-	$61,935	$34,227,938	$34,289, 873
Mineral properties	300,000	-	203,020	503,020
	$300,000	$61,935	$34,340,958	$34,792,893

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2011	2010
Cash paid during the period for interest	$168,135	$117,093
Cash paid during the period for income taxes	$-	$-

There were no significant non cash transactions for the nine month period ended September 30, 2011.

Significant non cash transactions for the nine month period ended September 30, 2010 included transferring a net value of $103,134 of property, plant, and equipment to Golden Predator Corp. for a reduction in accounts payable.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2011, and should be read in conjunction with our unaudited interim consolidated financial statements for the nine month period ended September 30, 2011, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. (the “Annual Statements”).

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) due to the Company becoming a reporting issuer in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations. The 2010 Annual Statements have been restated in accordance with US GAAP and have been filed on SEDAR. The reporting currency is the Canadian Dollar. The Company became a reporting issuer in July 2011.

The information contained within this report is current as of November 8, 2011 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Overview

EMC is a specialty metals and alloys company focusing on scandium, tungsten, molybdenum, vanadium, and other specialty metals. The Company intends to utilize its patented technologies and know-how to maximize opportunities in these and other specialty metals.

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

The Company holds a 50% interest earn-in right in the Nyngan scandium project in New South Wales, Australia, and it is advancing the project as the manager. EMC also owns four other properties: the recently acquired Fairfield(Utah, USA) and Hogtuva(Norway) scandium properties, the Tordaland Evje-iveland (southern Norway) scandium properties,and the Carlin vanadium property, in Nevada, USA. The company sold its Fostung tungsten property in Ontario, CanadainJune, 2011.

The Company acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during the prior year, which it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s focus during the quarter regarding Springer Mineincluded maintaining that asset on standby mode, and organizing and pursuing a sale process on this asset, underway since September 2010. The Company also advanced the Nyngan scandium project through metallurgical testing, process definition, and optimization work, and completed an initial soil sampling program at the Tordal scandium property. The Company also investigated other specialty metals opportunities.

Principal Properties

Springer Tungsten: The Springer Tungsten Mine (“Springer”), located in PershingCounty in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in early 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding and flotation circuits. Springer operated for less than a year before being put on care and maintenance by GE, due to low tungsten prices. Since acquiring Springer in 2006, EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements and mill throughput expansion. The necessary federal, state and local permits are in place, along with an adequate water resource, to re-start the facility.

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

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were metduring the second quarter of 2011. Feasibility study work is now underway, conducted by SNC-Lavalin of Brisbane, Australia. Upon EMC delivering the feasibility study to Jervois, EMC must pay to Jervois an additional A$1,300,000 plus the applicable Goods and Services tax, at which time it will be granted a 50% interest in the joint venture

The Nyngan scandium resource is located approximately 500 kilometers northwest of Sydney, Australia. The property consists of two exploration licenses, controlled by Jervois, which encompass over 9,000 hectares.The scandium resource is hosted within the lateritic zone of the Gilgai Intrusion, one of several Alaskan-type mafic and ultramafic bodies which intrude Cambrian-Ordovician metasediments collectively called the Girilambone Group. The laterite zone, locally up to 40 meters thick, is layered with hematitic clay at the surface followed by limonitic clay, saprolitic clay, weathered bedrock and finally fresh bedrock. The scandium mineralization is concentrated within the hematitic, limonitic, and saprolitic zones with values up to 495 ppm scandium.

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

Highlights of the Report are as follows:

  Capital costs for the laterite processing facility are estimated at US$56 million, including US$15 million for a sulphuric acid plant on site,
  Processing costs are estimated at less than US$300/kg Sc2 O3 ,
  The hydrometallurgical plant is designed to process approximately of 250 tpd of resource,
  Production of Sc2 O3 is estimated at 28,000 kilograms per year, and
  Process assumptions are proprietary, follow earlier work done by METCON Research and the CSIRO of Australia, and include standard and accepted processes for applying ore preparation, leaching, solvent extraction and product preparation methodologies.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability. The above estimates of capital and operating costs are a component of a number of factors required to complete a preliminary assessment of the economic viability of the project, and there is no guarantee that the company will achieve production from the resource at Nyngan.

In January 2011, EMC announced results of initial lab test work,independently prepared by Hazen Research, Inc., of Golden, Colorado, USA. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resource of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

The second phase of the Hazen testwork program continued through July, and involves continuous pilot plant testing of the acid leach systems, solvent extraction systems and product finish systems identified by earlier CSIRO work. The overall objectives of the testwork program are to define and optimize a process or series of processes that achieves an 80% scandium recovery, lowest possible capital and operating costs, and most benign environmental impact, using standard and accepted processes. These updated metallurgical test results are expected to be incorporated into a feasibility study (FS), which EMC plans to complete in Q1 2012.

In February, 2011 EMC announcedresults of a series of laboratory-scale tests investigating the production of scandium-aluminum (“Sc-Al”) alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research is to demonstrate and commercialize the production of Sc-Al master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of scandium aluminum master alloy production.

In April, 2011 EMC announced a general progress report on the projectwhich outlined a series of environmentalwork steps designed to advance the Environmental Impact Study (“EIS”). Work steps included both ground and surface water assessments, along with other assessments of Aboriginal, ecology, traffic, noise and air quality matters.

All of this work has subsequently been completed, including 8 water bores with ongoing test monitoring equipment, and reports on the various other targeted assessments, without material issues in any area. An aerial photography and contour mapping program was also completed, to support the feasibility study work regarding location of site facilities.

On June 6, 2011 EMC announced that SNC-Lavalin Pty Ltd (“SNC”) has been selected to develop the feasibility study on the Nyngan Scandium Project in New South Wales, Australia. The feasibility work is being conducted from SNC’s Brisbane office and is scheduled for completion by year end.

Currently there are no primary producers of scandium oxide products. The world supply of scandium is produced solely from tailings piles formed by prior mining operations, or as byproducts from other process streams, mainly from uranium, tungsten, tin and titanium production. The United States Geological Survey in its latest report (January, 2010) quotes a price of US$1,400 per kilogram of Sc2O3 (scandium oxide) for the four previous years, although current indications suggest higher prices are prevalent in the market, and the material is available only in small quantities.

Carlin Vanadium: The Carlin vanadium project consists of 72 unpatented mineral claims covering approximately 578 hectares, located along the western flank of the PiñonRange near the town of Carlin, Nevada.

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

Historical metallurgical test work from the Carlin vanadium project, completed by the U.S. Department of Mines (Brooks and Potter, 1974), showed that up to 69% of the vanadium could be recovered from weathered dolomitic shales containing 1% V2O5 (vanadium oxide).Preliminary test work on fresh black shales shows similar recoveries using a salt roast and acid leaching.

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project, located approximately 40 kilometers south of Elko, Nevada, USA. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Carlin Vanadium Project. Carlin, Nevada”, prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5% V2O5 for a total of 289 million pounds of total contained V2O5, as outlined below.

Carlin Vanadium Project NI 43-101 Resource Estimation Stryhas (2010) of SRK Consulting
Resource Category	Cut-off V2 O5 (%)	Total (tonnes)	Grade V2 O5 (%)	Contained V2 O5 (pounds)
Inferred	0.30	25,400,000	0.51	289,000,000

Principal Property Updates for the Period July 1, 2011 toNovember 8, 2011

Norwegian Exploration Program:On July 21, 2011 EMC Metals Corp. announced encouraging assay results from a surface soil sampling program conducted in June on a 3.75 sq. km portion of its Tørdal property, a scandium, rare earth elements, and specialty metals pegmatite project in Telemark county, southern Norway.

Highlights of Initial Surface Soil Sample Program:

  The best sample assay returned a 217 ppm scandium value,
  Eleven soil samples contained +50 ppm scandium, of which five samples exceeded 85 ppm and three exceeded 150 ppm,
  The eleven soil samples were clustered within an area measuring 700 x 100 meters, or approximately 35% of the total sample area,
  A total of 131 soil samples were collected at 100-metre spacing intervals, in more accessible areas that avoided steep terrain,
  The total sample area represented a zone of about 1,500 x 2,500 meters within the Heftetjern pegmatite field, and
  Many previously unmapped pegmatite dykes were noted in the areas traversed, some traceable on surface for several hundred meters.

The results of this initial soil sampling program are, by their nature, preliminary, and not conclusive evidence of the likelihood of a mineral resource.

EMC’s acquisition of 100% of the Tørdal property option rights was announced in April 2011. The property, originally encompassing a 40 sq. km area in southern Norway, has since been increased to 140 sq. km.

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

The 140 sq km Tørdal property is one of two pegmatite areas in southern Norway being explored by EMC. The other property, Evje-Iveland, located in Aust-Agdercounty originally encompassed an 80 sq km area, but has been increased in size to 150 sq. km. Evje-Iveland is also prospective for scandium and REE's plus certain base metals, notably nickel.

Fairfield Scandium Exploration Property: On September 13, 2011 EMC Metals Corp. announced that it entered into an option agreement with Mineral Exploration Services LLC of Reno, Nevada, pursuant to which EMC has an option to earn a 100% interest in a patented mining claim and former scandium property, known as The Little Green Monster, near the town of Fairfield, Utah. The property represents a high-grade scandium phosphate exploration target, is the site of a historical small underground scandium mining operation, and has been a popular collecting site with hobbyists seeking rare and semi-precious phosphate minerals, including the scandium phosphate mineral kolbeckite [ScPO4º2H2O], for over a century.

Highlights

  Property is the site of brief scandium resource mining in 1950's,

  EMC has secured an option to acquire 100% of the property,

  EMC has staked 42 mining claims adjacent to the property,

  Access to historic mine workings enables immediate sampling, and

  Option rights were secured with payments totaling US$380,000, over 3 years.

EMC now holds an option to acquire a 100% interest in the Little Green Monster patented claim, and has staked an additional 42 claims in areas of interest surrounding the core property and site of historical activity. The Company has concurrently applied for and been granted an exploration permit by State authorities, and has located and excavated the old mine entrance. Additionally, the mine has been accessed, samples have been collected from various locations inside the mine, samples have been shipped, and await assay by ALS Minerals Laboratory in Vancouver, BC, Canada. Some limited surface trenching work has also been undertaken. Fairfield, Utah has long been recognized by mineral specimen collectors as a source of unusual variscite [AlPO4º2H2O] mineral nodules, which are typically slabbed, polished and displayed in mineral cabinets and museums. The mine producing area was known generally as the Clay Canyon Variscite Mine, and was established as far back as the late 1880's. The site was prospected for variscite nodules for the next 40 years. Scandium bearing minerals were first identified in 1940, in association with variscite nodules, but commercial interest in kolbeckite as a primary source of scandium mineralization did not begin until 1959. At this time, the Kawecki Chemical Company (Boyerstown, Pa.) shipped two samples of phosphate bearing material totaling over 4,300 pounds, to a Kawecki facility at Boyerstown. Kawecki Chemical Company worked for a time on refining techniques, and for reasons unknown, was not sufficiently satisfied with their results to maintain their interest. The property changed hands several more times in the ensuing years and the old mine workings were bulldozed shut in a reclamation effort, sometime in the 1990's

Hogtuva Scandium Exploration Property: On September 1, 2011 EMC entered into an option agreement with REE Mining AS, Norway (“REE”) pursuant to which EMC has an option to earn a 100% interest in the exploration rights to three scandium and beryllium exploration sites in Central Norway. To earn 100% of the exploration rights, EMC must pay REE a total of $150,000 over 18 months (including $50,000 paid on the agreement date) and up to 200,000 shares of EMC common stock. The three exploration sites cover a total of approximately 80 square kilometers prospective for scandium, beryllium and other specialty metals.

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

Other Developments

On September 1, 2011, Mr. Michael O’Brien resigned, and Mr. Edward Dickinson was appointed, as Chief Financial Officer or the Company.

On September 15, 2011 the Company issued 300,000 stock options with an exercise price of $0.155 per share exercisable until May 15, 2015 toan officer of the Company.

EMC Metals Corp. is now a US Filer on EDGAR

On January 1, 2011, the Company was deemed to be a US Domestic Issuer as a result of having lost its’ Foreign Private Issuer (“FPI”) status during 2010. The Company lost FPI status inter-alia as a result of having over 50% of common shareholders identified as US citizens. The Company applied for registration as a US reporting issuer in May 2011, and became effective July 23, 2011.

Qualified Person

Technical information in this MD&A has been reviewed by Willem Duyvesteyn, a Qualified Person as defined by National Instrument 43-101. Mr. Duyvesteyn is employed by EMC Metals.

Operating results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility. The Company has continued to fulfill its commitments in respect of the Nyngan Joint Venture with Jervois Mining Limited, with most of the development expenditure in the quarter on this project.

Summary of quarterly results

	2011			2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	2009 Q4

Net Sales		-		-	-	-	-	-

Net Income (Loss)	(2,095,615)	(590,022)	(347,450)	(2,381,868)	(496,767)	(1,148,938)	(695,182)	(11,311,117)

Basic and diluted Net Income (Loss) per share	(0.01)	(0.01)	(0.00)	(0.02)	(0.00)	(0.01)	(0.01)	(0.14)

The net loss in the fourth quarter of 2009 relates mainly to the write-down of mineral interests.

Results of Operations for the three months ended September 30, 2011

The net loss for the quarter increased by $1,598,848 to $2,095,615 from $496,767 in the prior year, mainly as a result of increased exploration, consulting and foreign exchange costs. Individual items contributing to this increase are as follows:

Q3 2011 vs. Q3 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Foreign exchange loss	($613,245)	The unfavorable variance results mainly from the conversion of US monetary item balances to CAD

Q3 2011 vs. Q3 2010 - Variance Analysis
Item	Variance Favourable /
	(Unfavourable)	Explanation
		for reporting purposes. 63% of the current quarter foreign exchange loss relates to the revaluation of the Company’s promissory note payable.

Exploration	($434,044)	Increased exploration,as well as metallurgical test work at the Nyngan Projectaccount for the increased spending when compared to the corresponding quarter of the prior year.

Consulting	($168,635)	During the current quarter the Company contracted consultants to work on its projects in Australia, Norway and the USA. Activity levels were much higher than one year ago.

Professional fees	($123,715)	Primarily relates to costs associated with acquiring new properties and gaining status as a US filer for corporate reporting purposes.

General and administrative	($79,424)	The third quarter saw the company transition from having all support work done by a third party to taking on those tasks. There was an overlap of services provided, hence the higher cost.

Stock-based compensation	($51,447)	Relates to the expensing of options in the current year that vest over a two year period. Expensing occurs as the options vest.

Unrealized gain on marketable securities	($40,583)	In the corresponding period one year ago, a gain was recognized on the valuation of marketable securities. No such provision was required in the current period.

Salaries and benefits	($37,335)	The third quarter saw the company transition from having all support work done by a third party to taking on those tasks. There was an overlap of services provided, hence the higher cost.

Travel and entertainment	($22,568)	Increased travel costs related to office relocation and promotion.

Amortization	($18,538)	The switch to having the statements prepared using US GAAP as opposed to Canadian GAAP resulted in the increase in this non-cash cost item.

Gain on disposition of assets	($11,000)	In the corresponding quarter of the prior year there was a gain on an asset disposal. There were no disposals in the current quarter.

Insurance	($10,407)	In previous quarters of the current year insufficient insurance expense was claimed. The increase in costs reflects the correction made for this.

Interest	$12,093	The higher bank balances maintained resulted in higher interest earned in the current quarter.

Results of Operations for the nine month period ended September 30, 2011

The net loss for the nine month period ended September 30, 2011 increased by $598,164 to $3,033,087 from $2,434,923 in the prior year, mainly as a result of increasedexploration, general and administrative, and foreign exchange costs. Individual items contributing to this increase are as follows:

Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	($845,138)	Increased exploration,as well as metallurgical test work at the Nyngan Projectaccount for the increased spending when compared to the corresponding period of the prior year.

Foreign exchange loss	($413,399)	The unfavorable variance results mainly from the conversion of US monetary item balances to CAD for reporting purposes.

Consulting	($227,686)	During the current nine month period the Company contracted consultants to work on its projects in Australia, Norway and the USA. Activity levels were much higher than one year ago.

Amortization	($64,446)	The switch to having the statements prepared using US GAAP as opposed to Canadian GAAP resulted in the increase in this non-cash cost item.

Travel and entertainment	($49,518)	Increased travel due to exploring new opportunities for the Company.

General and administrative	($42,702)	The third quarter saw the company transition from having all support work done by a third party to taking on those tasks. There was an overlap of services provided, hence the higher cost.

Professional fees	($41,561)	Primarily relates to costs associated with acquiring new properties and gaining status as a US filer for corporate reporting purposes.

Salaries	($18,713)	The third quarter saw the company transition from having all support work done by a third party to taking on those tasks. There was an overlap of services provided, hence the higher cost.

Unrealized loss on marketable securities	$26,666	In the corresponding period one year ago, a loss was recognized on the valuation of marketable securities. No such provision was required in the current nine month period.

Interest	$61,235	Higher bank balances in the current year lead to an increase in interest revenue which offset interest expense.

Insurance	$103,392	The Company commissioned a risk survey, the results of which enabled a reduction in the insured amount of the Springer Mill resulting in lower premiums in the current year.

Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Change in derivative liability value	$138,880	In the current nine month period warrants that were reclassified asa derivative liability under US GAAPexpired. The change in value to $Nil was put through the statement of operations.

Stock based compensation	$293,929

The non-cash cost related to the expensing of options issued was higher in the nine month period last year due to the fact most of the options issued vested immediately meaning that the expense was recognized at time of option issue. The options issued this year are expensed over a two year period based on their vesting schedule.

Gain on disposal of assets	$480,877	The large positive variance this year is due to the sale of the Fostung property.

Cash flow discussion for the nine months ended September 30, 2011 compared to September 30, 2010

The cash outflow from operating activities decreased by $488,139 to $2,849,181 (2010 – $2,361,042) due to smaller decrease in payables as compared to the prior year.

Cash outflows from investing activities increased by $302,998 to $258,791 (2010 – ($44,207)) due mainly to a sale of mineral interests in the current year.

Cash inflows from financing activities decreased by $1,456,324 to $573,848 (2010 - $2,030,172) as in the prior year the Company raised funds from a private placement and exercise of warrants.

Financial Position

Cash

The decrease in cash of $2,016,542 to $2,109,882 (December 31, 2010 - $4,126,424) results from operating cash outflowspartially offset by proceeds from Fostung property sale, warrant and option exercises in the nine month period, as per the “Cash flow discussions” above.

Marketable securities

Marketable securities is unchanged at $2,250 (December 31, 2010 - $2,250).

Property, plant and equipment

Property plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $201,626 to $34,088,247 (December 2010 -$34,289,873) is due to amortization net of fixed asset purchases and disposals.

Mineral interests

Mineral interests increased by $176,691 to $679,711 (December 31, 2010 - $503,020) consist mainly of the Springer property as well as scandium, and vanadium properties.

Accounts Payable

Accounts Payable has increased by $360,433 to $733,282 (December 2010 – $412,849) due to a general increase in activity.

Derivative liability

Derivative liability of $Nil (December 2010 – $228,741) was reduced to $Nil as the warrants they related to expired.

Promissory note payable – current portion

The current promissory note payable increased by $24,100 to $524,100 (December 31, 2010 - $500,000) which is attributable to a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Promissory note payable – long-term portion

The long-term promissory note payableincreased by $166,775 to $3,916,775 (December 31, 2010 - $3,750,000) which is attributable to a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Capital Stock

Capital stock increased by $372,807 to $88,511,294 (December 31, 2010 - $88,138,487) as a result of the exercise of warrants and stock options.

Additional paid-in capital decreased by $574,566, to $1,428,779 (December 31, 2010 - $2,003,345) as a result of stock options issued, the expensing of those options and the expiry of treasury warrants.

Liquidity and Capital Resources

At September 30, 2011, the Company had a working capital of $1,031,279 including cash of $2,109,882 as compared to a working capital of $3,330,415 including cash of $4,126,424 at December 31, 2010. Also included in working capital, at September 30, 2011, were marketable securities with a market value of $2,250 (December 31, 2010 - $2,250).

During the nine month period ended September 30, 2011, the Company received cash of $573,848 (2010 -$1,801,945) for stock issuances. At September 30, 2011, the Company had 3,025,000 share purchase warrants exercisable at $0.18 per share which have the potential upon exercise to convert to approximately $544,500 in cash over the next three months. Further, a total of 11,888,750 stock options exercisable between $0.105 and $2.15 have the potential upon exercise to generate a total of $2,264,262 in cash over the next five years. There is no assurance that these securities will be exercised.

Our major capital requirements in the next 12 months relate mainly to the earning of our 50% joint venture interest in the Nyngan Project by delivering a feasibility study that will cost an estimated AU$583,000 to produce, and paying an additional $1,300,000 to Jervois within 5 days of delivering the feasibility study.

We are also obligated to repay a US$500,000 promissory note in Q4 2011 issued to the vendors of TTS in connection with the acquisition of TTS. Also we have a long-term commitment for approximately $3,916,775 and it is expected that this commitment will be funded from available cash when the note is due in 2013.

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

Outstanding share data

At the date of this report the Company has 150,384,412 issued and outstanding common shares, 11,888,750 outstanding stock options currently outstanding at a weighted average exercise price of $0.19, and 3,025,000 outstanding warrants at a weighted average exercise price of $0.18.

Off-balance sheet arrangements

At September 30, 2011, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

During the nine months ended September 30, 2011, the Company paid or accrued consulting fees of $Nil (2010 -$46,175) to the former CEO of the Company and paid or accrued consulting fees of $150,000 (2010 - $86,912) to the current CEO and president of the Company.

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

Volatile demand for tungsten and other metals and the volatile prices for tungsten and other metalsmay make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its tungsten and other mineral projects with the possible loss of the rights to such properties. If exploration or the development of any mine is delayed, such delay would have a material and adverse effect on the Company’s business, financial condition and results of operation.

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

EMC Metals Corp.’s Operations are Subject to Operational Risks and Hazards Inherent in the Mining Industry

The Company’s business is subject to a number of inherent risks and hazards, including environmental pollution; accidents; industrial and transportation accidents, which may involve hazardous materials; labor disputes; power disruptions; catastrophic accidents; failure of plant and equipment to function correctly; the inability to obtain suitable or adequate equipment; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures, ground movements, tailings, pipeline and dam failures and cave-ins; and encountering unusual or unexpected geological conditions and technical failure of mining methods.

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

Government Regulation

The Company’s mineral exploration and planned development activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. Although the Company believes its exploration and development activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of tungsten and other metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of tungsten and other metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

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

Date: November 14, 2011

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer