Form 10-K/A
period 2011-12-31
EMC METALS CORP.
filed 2012-04-30
CIK 1408146

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

000-54416
(Commission File Number)

EMC METALS CORP.
(Name of registrant in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1430 Greg Street, Suite 501, Sparks, Nevada	89431
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (775) 355-9500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common shares without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 150,678,713.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 14, 2012, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2011.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at April 26, 2012, one Canadian dollar was equal to approximately $1.02 in U.S. Currency

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
George Putnam	58	President, Chief Executive Officer and Director	May 3, 2010
Willem P.C. Duyvesteyn	66	Chief Technology Officer and Director	December 16, 2009
William B. Harris	65	Chairman of the Board and Director	June 15, 2007
Barry Davies	62	Director	January 20, 2010
Daniel Wolfus	65	Director	August 21, 2009
Edward Dickinson	65	Chief Financial Officer	September 1, 2011
John Thompson	63	Vice President of Project Development	March 8, 2011

George Putnam, President, CEO and Director. Mr. Putnam has 20 years employment experience with BHP (now BHP-Billiton) and GE/Utah International. While at BHP-Billiton, he held division CFO roles in the petroleum refining business, and in BHP-Billiton Manganese, a mining, alloy smelting and refining business located in Australia. His previous experience also includes acquisition and divestiture work for both BHP-Billiton and other clients, associated bank financings, and the negotiation and management of strategic alliances involving long-term product sales contracts. From 2006 to 2008, Mr. Putnam served as CFO for QGX Ltd., a Toronto Stock Exchange listed mineral exploration company.

Mr. Putnam has an Economics degree from Gettysburg College and a Masters in Business Administration from Duke University.

For the following reasons, the Board concluded that Mr. Putnam should serve as a director of EMC Metals Corp. in light of its business and structure, at the time it files this Registration Statement. Mr. Putnam’s extensive experience in the mineral exploration industry brings essential management skills to the Board.

Willem P.C. Duyvesteyn, Chief Technical Officer and Director. Mr. Duyvesteyn has over 40 years experience in the mining, mineral and energy industries. He is the founder and former CEO of TTS, a company involved in the development and commercialization of various mineral and energy related processes and projects. TTS was acquired by us in 2009. Prior to forming TTS, Mr. Duyvesteyn was Vice President and General Manager Minerals Technology for BHP (now BHP-Billiton) for more than 10 years. Prior to BHP, he was associated with AMAX Inc., previously a NYSE listed corporation, as director of Laterite Nickel projects where he led various multi-million dollar development programs for nickel technology. While employed with Anglo American he was a member of the team that developed the large scale copper solvent extraction technology that is now universally employed by copper miners. Mr. Duyvesteyn is a member of numerous technical organizations in the mining, processing and chemical fields: AIME, CIM, AIChE, ACS. His technical expertise covers a very large spectrum of elements, metals and materials: from aluminum to zinc and from coal to diamonds.

Mr. Duyvesteyn was a former Dean of the Delft (the Netherlands) School of Mines. He has been granted over 40 US patents and is filing applications for a further 35 patents. He is the author of numerous technical papers and in 1999 was awarded the Goldfields Medal of the British Institution for Mining and Metallurgy for best technical paper.

For the following reasons, the Board concluded that Mr. Duyvesteyn should serve as a director of EMC Metals Corp. in light of its business and structure, at the time it files this Registration Statement. Mr. Duyvesteyn’s extensive experience allows him to bring technical expertise in regard to mine development and operations, as well as metallurgical expertise, to the Board. In addition Mr. Duyvesteyn owns a significant percentage of our common stock.

William Harris, Chairman of the Board. Mr. Harris is a partner in Solo Management Group, LLC, an investment and management consulting partnership. He was previously a board member for Energy Metals Corporation, Chairman and Executive Committee member of the American Fiber Manufacturers Association, and President and CEO of Hoechst Fibers Worldwide, the global acetate and polyester business of Hoechst AG. At Hoechst Fibers Worldwide, Mr. Harris managed the business' $5 billion operation, comprised of 21,000 employees and production locations in 14 different countries. Other positions within Hoechst and its subsidiaries included Chairman of the Board (Presidente del Consejo) of Celanese Mexicana SA, a publicly-traded company in Mexico; Vice President, Finance and Executive Vice President and director of Celanese Canada Inc., a publicly-traded company in Canada, and Vice President and Treasurer and Chairman of the Audit Committee of Hoechst Celanese Corporation. Mr. Harris is currently a member of the board of directors of Golden Predator Corp., Tigris Uranium Corp. and Silver Predator Corp. Mr. Harris is a graduate of Harvard College, B.A. in English, and Columbia University Graduate School of Business, M.B.A. in finance. He is a Trustee of the Williamstown (MA) Theatre Festival.

For the following reasons, the Board concluded that Mr. Harris should serve as a director of EMC Metals Corp. in light of its business and structure, at the time it files this Registration Statement. Mr. Harris’ management experience allows him to bring a unique skill to the Board.

Barry Davies, Director. Mr. Davies is the President of Rudgear Holdings Ltd., an Asia based private investment company, and also serves as a director of several public and private companies with exploration, mining and investment activities in Canada, Latin America and Southeast Asia. He is a mining engineering graduate from the Camborne School of Mines in Cornwall, United Kingdom, with more than 35 years experience in mineral exploration, mine development, operations and corporate management. During more than 20 years with BHP Group he held senior management positions with responsibility for exploration and mine development projects in Australia, Southeast Asia and South Africa leading to his appointment to the position of Vice President Strategic Planning and Development for BHP Minerals in Australia

For the following reasons, the Board concluded that Mr. Davies should serve as a director of EMC Metals Corp. in light of its business and structure, at the time it files this Registration Statement. Mr. Davies’ extensive experience on the board of several other mining companies enable him to provide important operating insights to the Board.

Daniel Wolfus, Director. Mr. Wolfus is currently Chairman and CEO of Midway Gold Corporation, a mineral exploration company listed on the TSX Venture Exchange. He has over 28 years of investment banking experience, firstly with E.F. Hutton & Co., where Mr. Wolfus became a partner and Senior Vice President in charge of the West Coast Corporate Finance Department, followed by his tenure as Chairman, CEO and chief organizer of Hancock Savings Bank in Los Angeles. He is also currently a director of MD Cowan and Co., a manufacturer of oil drilling equipment, Mr. Wolfus earned a MBA in Finance and a BA-Economics at the University California, Los Angeles. Mr. Wolfus has served in various charitable and non-profit organizations in the United States since November 21, 2008.

For the following reasons, the Board concluded that Mr. Wolfus should serve as a director of EMC Metals Corp. in light of its business and structure, at the time it files this Registration Statement. Mr. Wolfus’ experience in the finance and banking industry provides important financial management and financing insights to the Board.

Edward Dickinson, Chief Financial Officer. Mr. Dickinson was appointed Chief Financial Officer of the Company on September 1, 2011. From August 1996 to August 2011, Mr. Dickinson held senior management positions at Altair Nanotechnologies Inc., including Chief Financial Officer, Director of Finance, Secretary, and Senior Director - Program & Contract Management; and from May 2002 to May 2004 Mr. Dickinson was a Director of Altair Nanotechnologies Inc. From 1994 to 1996, Mr. Dickinson was employed by the Southern California Edison Company as a negotiator of non-utility power generation contracts. Mr. Dickinson was Vice President and Director of Geolectric Power Company during 1993 and 1994; and from 1987 through 1992 was the Director of Finance and Administration for OESI Power Corporation. Prior to 1987, Mr. Dickinson served in various financial and program management positions at the U.S. Department of Energy. Mr. Dickinson, who is a certified public accountant, obtained a Masters degree in Accounting from California State University, Northridge.

John Thompson, Vice President of Project Development. Mr. Thompson's mining career spans 41 years in senior management roles with Utah Development Company, BHP (now BHP Billiton), Newcrest Mining, and QGX, managing and developing mineral projects in Australia, New Zealand, Mongolia and the United States. Mr. Thompson was responsible for the overall development of Newcrest Mining's Cadia Hill mine, in NSW, which included reserve definition, management of engineering teams that designed both the mine and processing plant facilities, the final feasibility study, and the environmental impact statement (EIS) on the project. More recently, as VP Project Development for QGX, Mr. Thompson delivered the Preliminary Assessment Report, Pre-Feasibility Study, and EIS on the Baruun Naran coking/thermal coal project in the South Gobi, Mongolia. He has held numerous other leadership roles in the mining industry, including four Mine/General Manger roles in coking coal, gold, and titanium/iron sands operations and a General Manager position at Newcrest overseeing 5 operating gold businesses in Australia.

Mr. Thompson has a BS degree in Mining and Petroleum Engineering from the University of Queensland, and is a Fellow of the Australian Institute of Mining and Metallurgy.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

George Putnam	N/A
Willem P.C. Duyvesteyn	N/A
William B. Harris	N/A
Barry Davies	N/A
Daniel Wolfus	Midway Gold Corporation

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2011, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

ETHICAL BUSINESS CONDUCT

The Board has adopted a Code of Ethics (the “Code”) as a guideline for the oversight of the ethical conduct of management. The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed. The Company Code of Conduct is available on the Company’s website.

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews the Company’s financial reporting compliance procedures. The members of the Audit Committee are Mr. Harris, Mr. Wolfus and Mr. Davies. Mr. Harris is the Audit Committee financial expert by way of his previous experience in finance, treasury and audit committee functions.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2011; (2) received a report from Davidson & Company LLP, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526; and (4) considered whether or note the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Submitted by the Audit Committee
William B. Harris, Member
Barry Davies, Member
Daniel Wolfus, Member

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of the Company’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) during the last three completed fiscal years for services rendered to the Company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Putnam, President, CEO and Director	2011	$200,000	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$200,000
	2010	$137,247(1)	$Nil	$Nil	$187,004	$Nil	$Nil	$Nil	$324,251
	2009	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Edward Dickinson, CFO(3)	2011	$25,000	$Nil	$Nil	$40,920	$Nil	$Nil	$Nil	$65,920
	2010	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
	2009	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Michael O’Brien, Former CFO(3)	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
	2010	$40,500	$Nil	$Nil	$46,162	$Nil	$Nil	$Nil	$86,662
	2009	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
John Thompson, V.P. Project Development	2011	$76,950	$Nil	$Nil	$11,475	$Nil	$Nil	$Nil	$88,425
	2010	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
	2009	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

(1)	Represents consulting fees under a management services contract.
(2)	Calculated in accordance with ASC 718.
(3)	Mr. Edward Dickinson was appointed as CFO in place of Mr. O’Brien in September of 2011.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table sets forth a summary of our outstanding incentive stock options for each Named Executive Officer as of December 31, 2011.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
George Putnam, President, CEO and Director	2,000,000	Nil	500,000	0.10	11/5/2015
Edward Dickinson, CFO	60,000	Nil	240,000	0.155	9/15/2016
Michael O’Brien, Former CFO	250,000 50,000	Nil Nil	Nil Nil	0.25 0.39	11/5/2015 1/18/2013
John Thompson, V.P. Project Development	200,000	Nil	300,000	0.25	5/16/2016

OPTION EXERCISES

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2011.

DIRECTORS’ COMPENSATION

No Directors’ fees were paid during the year ended December 31, 2011.

COMPENSATION OF DIRECTORS

No compensation was paid to our directors during our fiscal year ended December 31, 2011.

There are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2011 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

The aggregate direct remuneration paid or payable by the Company and its subsidiary (the financial statements of which are consolidated with those of the Company) to the directors of the Company during the fiscal year ended December 31, 2011 was $Nil. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2011 were Mr. Harris, Mr. Davies and Mr. Wolfus.

Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for reviewing and approving the remuneration of the senior management of the Company, including the President and chief executive officer. The guiding philosophy of the Compensation Committee in the determination of executive compensation is ensuring that the Company is able to attract the best possible candidates for management positions, given the high level of competition for competent management in the mining industry, and to align the interests of management with those of the Company’s shareholders.

The Company’s executive compensation policies are designed to recognize and reward individual contribution, performance and level of responsibility and ensure that the compensation levels remain competitive with other companies in the same industry. The key components of total compensation are base salary and incentives.

The Compensation Committee has no formal process for determining appropriate base salary ranges. Currently the Company pays executive compensation in the form of a base salary to its President only. The base salary to the President was based on a proposal from the President, which were accepted by the Company after considering his experience and expected responsibility and contribution to the Company.

Stock options are granted to senior management to align the financial interests of management with the interests of shareholders of the Company and to encourage senior management to focus on strategies and results that enhance shareholder value in the longer term. The number of options to purchase Common Shares granted to each individual will depend largely on his level of responsibility and contribution to the Company’s performance.

The Compensation Committee considers, on an ongoing basis, the appropriateness and effectiveness of the Company’s executive compensation policies, given prevailing circumstances.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an employee of the Company during the fiscal year ended December 31, 2011 (or subsequently). No current member of the Compensation Committee formerly served as an officer of the Company, and none of the current members of the Compensation Committee have entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee hereby reports to the Board of Directors that, in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we have:

  reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and
  based on such review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10K for the fiscal year ended December 31, 2011.
Submitted by the Compensation Committee:
William B. Harris, Member
Barry Davies, Member
Daniel Wolfus, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	11,848,750	0.19	10,753,057
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	11,848,750	0.19	10,753,057

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, as at December 31, 2012, the beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights are:

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued
William Lupien (2) (3) #501 - 1430 Greg Street, Sparks, NV 89431	23,577,833 (4)	Common Shares	15.65

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.com, or from the shareholder, and includes direct and indirect holdings.

(2)	The address of such person is Coeur d’Alene, Idaho, USA.
(3)	A total of 21,752,833 common shares are held in the name of Kudu Partners, L.P.
(4)	Includes options to purchase 325,000 common shares.
(5)	Common shares held by the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2011 by:

(i)	each director of the Company;
(ii)	each of the Named Executive Officers of the Company; and
(iii)	all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned[1]
George Putnam #501 - 1430 Greg Street, Sparks, NV 89431	2,700,000 (2)	1.77
William Harris 651 Boardman Street Sheffield, MA 01257	1,230,000 (3)	0.81
Daniel Wolfus #1604 – 10350 Wilshire Blvd Los Angeles, CA 90024	1,300,000 (4)	0.86
Willem Duyvesteyn (5) 2200 Del Monte Lane Reno, NV 89511	19,837,386 (6)	13.10
Barry Davies #502 - 1430 Greg Street Sparks, NV 89431	1,470,000 (7)	0.97
John Thompson 30 Kincardine Drive Benowa QLD, 4217	790,000 (8)	0.52
Edward Dickinson #2523 – 7000 Mae Anne Avenue Reno, NV 89523	60,000 (9)	0.04
All officers and directors (7) persons:	27,387,386	18.07

(1)

These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows:

(2)	Includes options to purchase 2,000,000 common shares.
(3)	Includes options purchase 1,200,000 common shares.
(4)	Includes options to purchase 900,000 common shares.
(5)	The address of such person is Reno, Nevada, USA.
(6)	Includes options to purchase 800,000 common shares.
(7)	Includes options to purchase 500,000 common shares.
(8)	Includes options to purchase 200,000 common shares.
(9)	Includes options to purchase 60,000 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of our last fiscal year ending December 31, 2011, there have been no transactions with a party who was a related party to our company at the time of the transaction, or for any period subsequent to such year end.

DIRECTOR INDEPENDENCE

Our common shares are listed on the Toronto Stock Exchange. Under Toronto Stock Exchange rules, the Board is required to affirmatively determine that each “independent” director has no material relationship with us which would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by Toronto Stock Exchange listing standards: William B. Harris, Daniel Wolfus, and Barry Davies.

Item 14. Principal Accounting Fees and Services

Davidson & Company LLP has served as the Company’s independent auditors since January 1, 2008, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2011, and until the next annual general meeting of shareholders.

The fees for services provided by Davidson & Company to us in each of the fiscal years ended 2010 and 2011 were as follows:

Fees	2010	2011
Audit Fees	33,660	71,910
Audit Related Fees	Nil	25,400
Tax Fees	33,500	10,900
All Other Fees	Nil	355
Total	67,160	108,565

(1)

“Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2)

“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3)

“Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees”. This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

(4)	“All Other Fees” include all other non-audit services.

All services to be performed by the Company’s independent auditor must be approved in advance by the Audit Committee. Under the Company’s Audit Committee Charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the external auditors. Unless a type of service is to be provided by the external auditors receives general pre-approval, it requires specific pre-approval by the Company’s Audit Committee.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC Metals Corp.

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Accounting Officer

Date: April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	April 27, 2012
George Putnam

/s/ William Harris	Chairman and Director	April 27, 2012
William Harris

/s/ Willem Duyvesteyn	Director	April 27, 2012
Willem Duyvesteyn

/s/ Barry Davies	Director	April 27, 2012
Barry Davies