Form 10-Q
period 2012-03-31
EMC METALS CORP.
filed 2012-05-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

000-54416
(Commission File Number)

EMC METALS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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
As of May 1, 2012, the registrant’s outstanding common stock consisted of 150,678,713 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2012

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars) (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Current
Cash	$1,066,375	$804,892
Investments in trading securities, at fair value (Note 3)	2,250	2,250
Prepaid expenses and receivables	201,666	192,158

Total Current Assets	1,270,291	999,300

Restricted cash (Note 4)	159,400	159,400
Property, plant and equipment (Note 5)	30,606,257	30,676,426
Mineral interests (Note 6)	2,288,479	679,711

Total Assets	$34,324,427	$32,514,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$443,323	$550,081
Current portion of promissory notes payable (Note 9)	511,472	529,752

Total Current Liabilities	954,795	1,079,833

Convertible debenture (Note 10)	1,620,674	-
Promissory notes payable (Note 9)	4,646,121	3,813,750

Total Liabilities	7,221,590	4,893,583

Stockholders’ Equity
Capital stock (Note 11) (Authorized: Unlimited number of shares; Issued and outstanding: 150,678,713 (2011 – 150,678,713))	88,578,045	88,578,045
Treasury stock (Note 12)	(1,343,333)	(1,343,333)
Additional paid in capital (Note 11)	1,763,773	1,476,285
Deficit accumulated during the exploration stage	(61,895,648)	(61,089,743)

Total Stockholders’ Equity	27,102,837	27,621,254

Total Liabilities and Stockholders’ Equity	$34,324,427	$32,514,837

Nature and continuance of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative amounts
	from incorporation	Quarter ended	Quarter ended
	on July 17, 2006 to	March 31, 2012	March 31, 2011
	March 31, 2012

EXPENSES
Amortization	$2,354,388	$70,169	$88,638
Consulting	2,286,946	14,705	81,299
Exploration	14,763,499	337,794	63,491
General and administrative	7,363,545	82,082	37,200
Insurance	970,675	12,797	12,367
Professional fees	3,135,237	84,221	22,336
Research and development	3,474,068	-	-
Salaries and benefits	6,871,651	162,462	150,655
Stock-based compensation (Note 11)	5,452,335	38,660	67,732
Travel and entertainment	1,640,304	30,337	58,879

Loss before other items	(48,312,648)	(833,227)	(582,597)

OTHER ITEMS
Foreign exchange gain	636,918	111,281	77,646
Loss on transfer of marketable securities	(3,115,889)	-	-
Gain on settlement of convertible debentures	1,449,948	-	-
Gain on sale of marketable securities	1,836,011	-	-
Write-off of mineral interests	(18,091,761)	-	-
Write-off of land and water rights	(3,100,000)	-	-
Gain on insurance proceeds	972,761	-	-
Interest income (expense)	163,259	(83,959)	(71,240)
Other income	502,965	-	-
Gain on disposition of assets	959,281	-	-
Change in fair value of derivative liability (Note 8)	485,358	-	228,741
Unrealized gain on marketable securities	53,830	-	-

	(17,247,319)	27,322	235,147

Loss before income taxes	(65,559,967)	(805,905)	(347,450)

Deferred income tax recovery	6,522,138	-	-

Loss and comprehensive loss for the period
	$(59,037,829)	$(805,905)	$(347,450)

Basic and diluted loss per common share		(0.01)	(0.00)

Weighted average number of common shares outstanding		150,678,713	149,863,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative
	amounts from
	incorporation on		Quarter ended
	July 17, 2006 to	Quarter ended	March 31,
	March 31, 2012	March 31, 2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(59,037,829)	$(805,905)	$(347,450)
Items not affecting cash:
Amortization	2,354,388	70,169	88,638
Research and development	3,474,068	-	-
Consulting paid with common shares	10,711	-	-
Gain on disposal of assets	(959,281)	-	-
Convertible debenture costs	(1,312,878)	-	-
Unrealized foreign exchange	705,737	(81,375)	(118,022)
Stock-based compensation	5,452,335	38,660	67,732
Unrealized gain on marketable securities	(53,830)	-	-
Realized gain on marketable securities	(1,836,011)	-	-
Write-off of mineral properties	18,091,761	-	-
Write-off of land and water rights	3,100,000	-	-
Realized loss on transfer of marketable securities	3,115,889	-	-
Change in fair value of derivative liability	(485,358)	-	(228,741)
Deferred income tax recovery	(6,522,138)	-	-
Accrued interest expense	12,722	(8,530)	-
Accrued interest income	(2,809)	-	-

	(33,892,523)	(786,981)	(537,843)
Changes in non-cash working capital items:
Increase in prepaids and receivables	(135,116)	(9,508)	(142,315)
Decrease in accounts payable and accrued liabilities	(619,586)	(106,758)	38,766
Increase in due to related parties	1,163,028	-	-
Asset retirement obligations	(1,065,891)	-	-

	(34,550,088)	(903,247)	(641,392)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,857,012	-	-
Cash paid for Subsidiary	(11,359,511)	-	-
Spin-out of Golden Predator Corp.	(76,388)	-	-
Restricted cash	(159,400)	-	-
Reclamation bonds	795,785	-	-
Proceeds from sale of marketable securities, net	(4,135,798)	-	-
Proceeds from sale of property, plant and equipment	675,742	-	-
Purchase of property, plant and equipment	(21,255,448)	-	(20,548)
Proceeds from sale of mineral interests	500,000	-	-
Additions to unproven mineral interests	(4,782,286)	(1,608,768)	-

	(34,940,292)	(1,608,768)	(20,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	55,521,421	-	210,249
Share issuance costs	(1,277,713)	-	-
Special warrants	13,000,000	-	-
Options exercised	384,900	-	43,000
Warrants exercised	11,164,849	-	267,625
Notes payable	(9,966,000)	-	-
Receipt (payment) of promissory note	997,000	997,000	-
Convertible debenture	1,994,000	1,994,000	-
Debt issuance costs	(217,502)	(217,502)	-
Payment of promissory note	(1,260,700)	-	-
Advances from related party	216,500	-	-
Loans advanced to Midway	(2,000,000)	-	-
Loan repayment from Midway	2,000,000	-	-

	70,556,755	2,773,498	520,874

Change in cash during the period	1,066,375	261,483	(141,066)
Cash, beginning of period	-	804,892	4,126,424

Cash, end of period	$1,066,375	$1,066,375	$3,985,358

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars) (Unaudited)

	Capital Stock
	Capital Stock				Deficit Accumulated
	Number of		Additional		During the
	Shares	Amount	Paid in Capital	Treasury	Exploration Stage	Total
		$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-
Private placements	5,000,000	3,500,000	-	-	-	3,500,000
Excess of exchange amount over carrying amount of				-
	-	-	-		(2,857,819)	(2,857,819)
Springer Mining Company
Loss for the period	-	-	-	-	(357,670)	(357,670)
Balance, December 31, 2006	5,000,000	3,500,000	-	-	(3,215,489)	284,511
Private placements	17,577,500	35,155,000	-	-	-	35,155,000
Conversion of special warrants	5,390,000	5,390,000	-	-	-	5,390,000
Exercise of warrants	50,000	75,000	-	-	-	75,000
Share issuance costs – broker’s fees	-	(1,215,074)	99,000	-	-	(1,116,074)
Share issuance costs – shares issued	100,000	100,000	-	-	-	100,000
Shares issued for mineral properties	100,000	100,000	-	-	-	100,000
Stock-based compensation	40,000	40,000	489,562	-	-	529,562
Loss for the year	-	-	-	-	(6,128,912)	(6,128,912)
Balance, December 31, 2007	28,257,500	43,144,926	588,562	-	(9,344,401)	34,389,087
Private placements	5,322,500	10,645,000	-	-	-	10,645,000
Conversion of special warrants	7,610,000	7,610,000	-	-	-	7,610,000
Share issuance costs – broker’s fees	-	(261,638)	-	-	-	(261,638)
Shares issued for mineral properties	110,000	210,000	-	-	-	210,000
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,100,000	143,017	-	-	4,243,017
Acquisition of Great American Minerals Inc.	1,045,775	2,091,550	426,672	-	-	2,518,222
Acquisition of Fury Explorations Ltd.	10,595,814	13,774,558	7,787,783	(2,087,333)	-	19,475,008
Exercise of stock options	6,637,224	10,027,915	(184,265)	-	-	9,843,650
Shares issued for repayment of promissory note	4,728,000	2,364,000	-	-	-	2,364,000
Stock-based compensation	-	-	2,324,458	-	-	2,324,458
Loss for the year	-	-	-	-	(17,968,454)	(17,968,454)
Balance, December 31, 2008	66,356,813	93,706,311	11,086,227	(2,087,333)	(27,312,855)	75,392,350
Private placements	14,500,000	1,190,000	-	-	-	1,190,000
Exercise of stock options	101,000	126,186	(105,986)	-	-	20,200
Shares issued for mineral properties	2,765,643	367,695	-	-	-	367,695
Settlement of convertible debentures	7,336,874	2,934,752	62,903	-	-	2,997,655
Shares issued for consulting	89,254	10,711	-	-	-	10,711
Shares issued for acquisition of TTS	19,037,386	2,094,112	-	-	-	2,094,112
Stock-based compensation before spin-out	-	-	836,240	-	-	836,240
Spin-out of GPD	-	(18,540,194)	(11,879,384)	-	-	(30,419,578)
Stock-based compensation after spin-out	-	-	979,611	-	-	979,611
Loss for the year	-	-	-	-	(21,645,581)	(21,645,581)
Balance, December 31, 2009	110,186,970	81,889,573	979,611	(2,087,333)	(48,958,436)	31,823,415
Private placements	30,252,442	4,700,312	454,768	-	-	5,155,080
Exercise of stock options	1,320,000	456,602	(226,302)	-	-	230,300
Exercise of warrants	7,300,000	1,092,000	-	-	-	1,092,000
Stock-based compensation	-	-	795,268	-	-	795,268
Loss for the year	-	-	-	-	(4,722,755)	(4,722,755)
Balance, December 31, 2010	149,059,412	88,138,487	2,003,345	(2,087,333)	(53,681,191)	34,373,308
Exercise of stock options	250,000	118,959	(75,959)	-	-	43,000
Exercise/expiry of warrants	1,369,301	320,599	(744,000)	744,000	-	320,599
Stock-based compensation	-	-	292,899	-	-	292,899
Loss for the year	-	-	-	-	(7,408,552)	(7,408,552)
Balance, December 31, 2011	150,678,713	88,578,045	1,476,285	(1,343,333)	(61,089,743)	27,621,254
Stock-based compensation			38,660			38,660
Issue of convertible debenture warrants			248,828			248,828
Loss for the period					(805,905)	(805,905)
Balance, March 31, 2012	150,678,713	88,578,045	1,763,773	(1,343,333)	(61,895,648)	27,102,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The Company’s principal properties are located in the state of Nevada, Australia, and Norway. The Company’s principal asset, the

Springer Tungsten mine and mill, is currently on care and maintenance pending a sustained improvement in tungsten prices. To March 31, 2012, the Company has not commenced production and has generated no revenue. The Company’s remaining properties are in the exploration or pre-exploration stage. As such, the Company is in the exploration stage and anticipates incurring significant expenditures prior to commencement of contract milling operations.

These condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to refit its Springer tungsten mill and earn its 50% interest in the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors. The Company is currently working on securing additional financing to meet its needs, including a US$500,000 payment due in June 2012; however there is no guarantee that these efforts will be successful. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s ass ets may be adversely affected. The inability to raise additional financing may affect the future assessment of the Company as a going concern.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on February 14, 2012. Operating results for the three- month period ended March 31, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

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

Financial instruments, including receivables, accounts payable and accrued liabilities, convertible debentures and promissory notes payable are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Fair value of financial assets and liabilities
		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$1,225,775	$1,225,775	$—	$—
Investments in trading securities	$2,250	$2,250	$—	$—

Total	$1,228,025	$1,228,025	$—	$—

The fair values of cash, restricted cash and investments in trading securities are determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the

Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	INVESTMENTS IN TRADING SECURITIES

At March 31, 2012, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of March 31, 2012, the fair value of trading securities was $2,250 (December 31, 2011 - $2,250).

4.	RESTRICTED CASH

The Company has a Bank of Montreal line of credit of up to $159,400 as a deposit on the Company’s Vancouver office lease and is secured by a short-term investment of $159,400 bearing interest at prime less 2.05% maturing on May 8, 2014.

5.	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2012			December 31, 2011

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Land and water rights	$4,673,958	$-	$4,673,958	$4,673,958	$-	$4,673,958
Plant and equipment	25,618,528	-	25,618,528	25,618,528	-	25,618,528
Cosgrave plant and equipment	375,763	322,096	53,667	375,763	303,308	72,455
Building	222,685	49,223	173,462	222,685	46,438	176,247
Automobiles	179,767	161,714	18,053	179,767	159,432	20,335
Computer equipment	364,697	364,004	693	364,697	363,888	809
Small tools and equipment	963,537	903,079	60,458	963,537	863,583	99,954
Office equipment	134,691	127,253	7,438	134,691	120,551	14,140

	$32,533,626	$1,927,369	$30,606,257	$32,533,626	$1,857,200	$30,676,426

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which is currently under care and maintenance.

Impairment of land and water rights

During the year ended December 31, 2011, the Company reviewed the carrying value of its land and water rights for impairment and compared the carrying value to the estimated recoverable amount and wrote down its land and water rights by $3,100,000.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

6.	MINERAL INTERESTS

March 31, 2012	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2011	$482,260	$197,451	$679,711
Additions	1,608,768	-	1,608,768
Sold	-	-	-
Balance, March 31, 2012	$2,091,028	$197,451	$2,288,479

December 31, 2011	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2010	$300,000	$203,020	$503,020
Additions	182,260	2,534	184,794
Sold	-	(8,103)	(8,103)
Balance, December 31, 2011	$482,260	$197,451	$679,711

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

6.	MINERAL INTERESTS (cont’d…

c)

On February 24, 2012, the Company delivered to Jervois the A$1.43 million cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin. The Report was delivered to Jervois following an extensive discussion and presentation to the Jervois Board and management.

On February 27, 2012 EMC, received written notice from Jervois rejecting the Report for the stated reason that the Report does not fall within the definition of "Feasibility Study" provided in the Agreement. The Company believes that it has fully met the conditions under the Agreement to earn its 50% joint venture interest in the Project and will take all lawful steps to secure its proprietary rights to the 50% joint venture interest.

On March 23, 2012, the Company announced that, following discussions with Jervois, the parties have agreed to engage in further without prejudice communications in an attempt to resolve the dispute. If at any time it becomes apparent that a resolution satisfactory to both parties will not be reached, we will immediately continue formal steps under the dispute resolution provisions of the JV agreement.

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

Hogtuva property, Norway

The Company has entered into an earn-in agreement with REE Mining AS (“REE”), whereby the Company has an option to earn a

100% interest in three scandium and beryllium exploration sites in Norway. To earn 100% of the exploration rights, the Company must pay REE US$150,000 over 18 months, including an initial cash payment of US$50,000 (paid) and issue up to 200,000 common shares. In consideration for paying REE US$200,000, the Company may elect to accelerate its option to earn a 100% interest in the properties.

7.	RELATED PARTY TRANSACTIONS

No related party transactions occurred during the quarter ended March 31, 2012 or during the year ended December 31, 2011.

8.	DERIVATIVE LIABILITY

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

9.	PROMISSORY NOTES PAYABLE

	March 31,	December 31,
	2012	2011

Promissory note with a principal balance of US$500,000, bearing interest at prime per annum, maturing June 30, 2012 due to a director of the Company secured by the stock of a subsidiary company.	$511,472	$529,752

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

	3,740,625	3,813,750

During the quarter ended March 31, 2012 the Company completed a USD$3,000,000 loan financing (note 11) which included a USD $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principle balance less financing and costs which are amortized over the term of the debt using the interest method. This resulted in a carrying amount of $905,496 upon deducting a debt discount of $92,004 from the principal balance of $997,500 (USD $1,000,000).	905,496

	5,157,593	4,343,502

Less: current portion	(511,472)	(529,752)

	$4,646,121	$3,813,750

10.	CONVERTIBLE DEBENTURE

On February 17, 2012, the Company completed a USD $3,000,000 loan financing consisting of a term loan of USD $1,000,000 (Note 9), a convertible debenture of USD $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum. The lender may convert a maximum of USD $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. There was no beneficial conversion feature associated with the conversion option. The warrants are exercisable at $0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing cost of $149,550 and also issued 750,000 purchase warrants exercisable at $0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a carrying amount of $1,620,674 upon deducting a debt discount of $374,316 from the principal balance of $1,995,000 (USD $2,000,000).

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On December 3, 2010, the Company issued 18,929,740 common shares at a value of $0.19 per common share for total proceeds of $3,596,651.A total of $210,249 was received during fiscal 2011.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options

		Weighted average		Weighted average
	Number	exercise price	Number	exercise price

Outstanding, December 31, 2010	23,792,485	$1.82	11,473,750	$0.18
Granted	-	-	1,470,000	0.28
Cancelled	(22,423,184)	1.97	(845,000)	0.22
Exercised	(1,369,301)	0.24	(250,000)	0.17

Outstanding, December 31, 2011	-	-	11,848,750	0.19
Granted	3,750,000	0.20	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding, March 31, 2012	3,750,000	$0.20	11,848,750	$0.19

Number currently exercisable	3,750,000	$0.20	10,658,750	$0.19

As at March 31, 2012, incentive stock options were outstanding as follows:

	Number of	Exercise
	options	Price	Expiry Date

Options	332,500	$0.200	July 26, 2012
	5,000	1.000	July 26, 2012
	40,000	0.200	October 4, 2012
	15,000	1.000	October 4, 2012
	220,000	0.390	January 18, 2013
	152,500	0.200	February 25, 2013
	100,000	2.000	February 25, 2013
	100,000	0.200	March 4, 2013
	115,000	0.200	May 13, 2013
	5,000	2.150	May 13, 2013
	50,000	0.200	June 2, 2013
	30,000	0.200	August 20, 2013
	725,000	0.200	October 31, 2013
	997,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,395,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	50,000	0.160	December 14, 2014
	200,000	0.105	December 16, 2014
	1,071,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	120,000	0.310	April 27, 2013
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016

	11,848,750

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at March 31, 2012, warrants were outstanding as follows;

	Number of	Exercise
Warrants	Warrants	Price	Expiry Date

	3,750,000	$0.200	February 15, 2014

Stock-based compensation

During the quarter ended March 31, 2012, the Company recognized stock-based compensation of $38,660 (March 31, 2011 - $67,732) in the statement of operations as a result of incentive stock options vested in the current quarter. There were no stock options issued during the quarter ended March 31, 2012.

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2012	2011

Risk-free interest rate	1.20%	2.33%
Expected life	2 years	4.39 years
Volatility	119.67%	126.61%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

12.	TREASURY STOCK

	Number	Amount
Treasury shares, March 31, 2012	1,033,333	$1,343,333
	1,033,333	$1,343,333

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

13.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

March 31,2012	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,606,257	$30,606,257
Mineral properties	247,484	1,843,544	197,451	2,288,479
	$247,484	$1,843,544	$30,803,708	$32,894,736

December 31,2011	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,676,426	$30,676,426
Mineral properties	182,260	300,000	197,451	679,711
	$182,260	$300,000	$30,873,877	$31,356,137

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Expressed in Canadian Dollars) (Unaudited)

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2012	2011
Cash paid during the quarter for interest	$102,212	$71,240
Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions for the period ended March 31, 2012 include the Company granting 750,000 share purchase warrants at a value of $58,510 as finder’s fees pursuant to the promissory note and convertible debenture financings.

There were no significant non cash transactions for the quarter ended March 31, 2011.

15.	SUBSEQUENT EVENT

Subsequent to March 31, 2012, the Company granted 2,335,000 stock options at an exercise price of $0.08 per share, exercisable until April 24, 2017.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2011 and March 31, 2012 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2011 and the three-month period ended March 31, 2012. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) as the Company is a reporting issuer in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations. The 2010 Annual Statements have been restated in accordance with US GAAP and have been filed on SEDAR. The reporting currency is the Canadian Dollar. The Company became a reporting issuer in July 2011.

The information contained within this report is current as of May 8, 2012 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

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

The Company’s most advanced asset is the Springer Tungsten Mine, a fully constructed mine and mill asset in Nevada, USA. The Springer mine is currently not operating, and the Company is now working to re-start mine operations.

The Company continues to hold a 50% interest earn-in right in the Nyngan scandium project in New South Wales, Australia although this interest is under dispute with our partner, Jervois Mining Limited. We also own the Carlin vanadium property in Nevada, USA and four other specialty metals properties: the Fairfield scandium property (Utah, USA), and Hogtuva beryllium property (central Norway) and two scandium plus specialty metals properties in southern Norway (Tordal and Evje-Iveland).

The Company acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during the prior year, which it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s focus during the quarter regarding Springer Mine included maintaining that asset on standby mode, and organizing, planning and pursuing mine and mill re-start. A sale process on the Springer asset, underway since September 2010, was terminated in March 2012, after rising tungsten prices made a near-term restart much more attractive than at the time the asset was first offered for sale.

The Company also advanced the Nyngan scandium project through metallurgical work, process definition and optimization work. During February, 2012, the Company completed and presented to our joint venture partner a NI 43-101 report entitled ”Technical Report on the Feasibility of the Nyngan Scandium Project”. On February 27, 2012, we received written notice from our joint venture partner that we had failed to meet certain Agreement earn-in milestones. The Company believes that it has fully met the conditions under the Agreement to earn its 50% joint venture interest in the Project and will take all lawful steps to secure its proprietary rights to the 50% joint venture interest. Please see additional discussion in the following Principal Properties section.

Principal Properties Review

Springer Tungsten: The Springer Tungsten Mine (“Springer”), located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in late 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding, flotation circuits and an APT (ammonium paratungstate) plant. Springer operated for less than a full year in 1982 before being put on care and maintenance by GE, due to low tungsten prices. Since acquiring Springer in 2006, EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements, resource exploration, process automation and a mill throughput expansion. The necessary federal, state and local permits are predominantly in place, along with an adequate industrial water resource, to re-start the facility.

The latest NI 43-101 resource technical report on the Springer property, independently prepared by Dr. Bart Stryhas of SRK Consulting Engineers and Scientists of Lakewood, Colorado, titled, “NI 43-101 Technical Report on Resources Springer Facility- Sutton Beds, Nevada, USA,” is dated May 15, 2009 and was filed on SEDAR on May 26, 2009 That resource estimate can be summarized as follows:

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

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were met during the second quarter of 2011. Under the terms of the JV agreement, upon delivery of a feasibility study to Jervois, along with payment of an additional A$1,300,000 plus the applicable Goods and Services tax, EMC would earn in a 50% interest in the joint venture.

On February 24, 2012, the Company delivered to Jervois a A$1.43 million cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin of Brisbane, Australia. The Report was delivered to Jervois following an extensive discussion and presentation to the Jervois Board and management.

On February 27, 2012 EMC received written notice from Jervois rejecting the Report for the stated reason that the Report does not fall within the definition of "Feasibility Study" provided in the Agreement.

The Company believes that it has fully met the conditions under the Agreement to earn its 50% joint venture interest in the Project and will take all lawful steps to secure its proprietary rights to the 50% joint venture interest.

On March 23, 2012, the Company announced that, following discussions with Jervois, the parties have agreed to engage in further without prejudice communications in an attempt to resolve the dispute. Those discussions are currently ongoing. If at any time it becomes apparent that a resolution satisfactory to both parties will not be reached, we will immediately continue formal steps under the dispute resolution provisions of the JV agreement. The NI 43-101 Technical Report has not been filed on SEDAR, and will not become a public document unless and until EMC achieves it’s project earn-in and the dispute between the parties is resolved.

In the meantime, EMC continues to maintain that it has met the conditions under the Agreement to earn EMC's 50% joint venture interest in the Project and, subject to satisfactory agreement, EMC will take all lawful steps to secure its proprietary rights to the 50% joint venture interest.

The Nyngan scandium resource is located approximately 500 kilometers northwest of Sydney, Australia. The property consists of two exploration licenses, controlled by Jervois, which encompass over 9,000 hectares. The scandium resource is hosted within a lateritic zone, locally up to 40 meters thick, and is layered with hematitic clay at the surface followed by limonitic clay, saprolitic clay, weathered bedrock and finally fresh bedrock. The scandium mineralization is concentrated within the hematitic, limonitic, and saprolitic zones with values up to 495 ppm scandium.

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

The Roberts & Schaefer report included preliminary capital and operating cost estimates, based on process flow sheets and technical reports done for Jervois or EMC on various metallurgical aspects of the resource. These technical/process reports were done by METCON Laboratories of Sydney, Australia, the Commonwealth Scientific and Industrial Organization (CSIRO), Australia’s national science agency, or by other research work, proprietary to or sourced by Jervois or EMC. The bulk of the process applied by Roberts & Schaefer in the Report was defined by bench-scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO.

In January 2011, EMC announced results of initial bench-scale test work, independently prepared by Hazen Research, Inc., of Golden, Colorado, USA. These bench-scale results were based on conventional contained acid leach systems, and suggested recoveries from resource of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

The second phase of the Hazen test work program continued through November 2011, and was based on batch pilot plant scale testing of acid leach systems, solvent extraction systems and product finish systems, consistent with the earlier bench-scale (baseline) work done by Hazen.. The overall objectives of the larger scale test work program were to define and optimize a process or series of processes that achieved an 80% scandium recovery, lowest possible capital and operating costs, and most benign environmental impact, using standard and accepted processes. In February, 2011 EMC announced results of a series of laboratory-scale tests investigating the production of scandium-aluminum (“Sc-Al”) alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research is to demonstrate and commercialize the production of Sc-Al master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of scandium aluminum master alloy production.

In April, 2011 EMC announced the initiation of key environmental work on the Nyngan project, outlining a series of environmental work steps designed to advance the Environmental Impact Study (“EIS”). .

In June, 2011 EMC announced that SNC-Lavalin Pty Ltd (“SNC”) had been selected as the independent engineering firm to develop the NI 43-101 Technical Report (feasibility study) on the Nyngan Scandium Project in New South Wales, Australia.

In January, 2012 EMC announced that that key elements of environmental site work on the Nyngan Scandium Project had been completed and a Conceptual Project Development Plan (CPDP) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an Environmental Impact Study ("EIS"), the foundation environmental document required for a mining permit in the state. This environmental work, coordinated by R. W. Corkery & Co. (Orange, NSW, Australia), and specifically contained the results of assessment work done by independent experts on ground water and surface water issues, soils studies, Aboriginal heritage studies, flora and fauna studies, and traffic, noise and air quality monitoring.

Also in January, 2012 EMC announced that it had received the final independent metallurgical test-work results from Hazen Research estimating overall recoveries and grades of scandium oxide product.

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

The overall results of the metallurgical test work from Hazen Research, the environmental work coordinated from R. W. Corkery & Co., along with other work from other independent engineering groups was consolidated into an independent NI 43-101 report entitled, “Technical Report on the Feasibility of the Nyngan Scandium Project”, by SNC-Lavalin of Brisbane, Australia. This Technical Report remains under discussion between the joint venture partners, has not been filed on SEDAR, and will not be made public unless and until the joint venture partners resolve the earn-in dispute.

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

Exploration Properties Review

Norwegian Properties: In April of 2011, the Company acquired 100% option rights to the Tørdal property in Telemark county, Southern Norway. The property, originally encompassing a 40 sq. km area, has since been increased to 140 sq. km. As part of the same agreement, we also acquired 100% option rights to the Evje-Iveland, property, located west of the Tørdal property in Aust-Agder county, also in Southern Norway. The Evje-Iveland property originally encompassed an 80 sq km area, but has been subsequently been increased in size to 150 sq. km. Both Tørdal and Evje-Iveland contain pegmatite formations, prospective for scandium and REE's, while Evje-Iveland is also prospective for certain base metals, notably nickel.

In September, 2011 EMC entered into an option agreement to earn a 100% interest in the exploration rights to a beryllium exploration site in Central Norway, known as the Hogtuva property. To earn 100% of the exploration rights, we must pay a total of $150,000 over 18 months (including $50,000 paid on the agreement date) and up to 200,000 shares of EMC common stock. The three exploration sites cover a total of approximately 80 square kilometers prospective for scandium, beryllium and other specialty metals.

Exploration work done to date has focused on the Tørdal pegmatites. In July, we announced encouraging assay results from a surface soil sampling program conducted in June on a 3.75 sq. km portion at Tørdal.

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

Fairfield Scandium Exploration Property: In September 2011 EMC Metals Corp. announced that it entered into an option agreement with Mineral Exploration Services LLC of Reno, Nevada, pursuant to which EMC has an option to earn a 100% interest in a patented mining claim and former scandium property, known as The Little Green Monster, near the town of Fairfield, Utah. The property represents a high-grade scandium phosphate exploration target, is the site of a historical small underground scandium mining operation, and has been a popular collecting site with hobbyists seeking rare and semi-precious phosphate minerals, including the scandium phosphate mineral kolbeckite [ScPO4·2H2O], for over a century.

Other Developments

On February 15, 2012 the Company entered into USD$3,000,000 loan financing. The loan has a maturity date of 18 months from February 15, 2012 and interest is payable monthly in arrears at a rate of 7% per annum. The lender may convert a maximum of USD$2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. In connection with the loan, the Company issued 3,000,000 warrants to the lender, each warrant exercisable into one common share of the Company at an exercise price of CAD$0.20 per share for a period of 24 months from the closing date. The Company will use commercially reasonable efforts to file a registration statement in the United States, qualifying any common shares issuable for resale.

The Company paid a cash commission of USD$150,000 and issued 750,000 agent's warrants to the agent. Each agent's warrant is exercisable into one common share of the Company at an exercise price of CAD$0.20 per share for a period of 24 months from the closing date.

The loan is secured by an interest in the assets of the Company's subsidiary, Springer Mining Company. The Company intends to use the loan to fund the advancement of the Company's metal and mineral properties and for general working capital purposes.

On April 24, 2012 the Company issued 2,335,000 stock options with an exercise price of $0.08 per share, exercisable until April 24, 2017 to directors, officers, employees and other service providers of the Company.

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

Summary of quarterly results

	2012	2011				2010
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(805,905)	(5,312,937)	(1,158,143)	(590,022)	(347,450)	(1,341,524)	(1,514,237)	(1,148,938)
Basic and diluted Net Income (Loss) per share	(0.01)	(0.03)	(0.01)	(0.01)	(0.00)	(0.01)	(0.01)	(0.01)

Results of Operations for the three months ended March 31, 2012

The net loss for the quarter increased by $458,455 to $805,905 from $347,450 in the prior year, mainly as a result of increased exploration, general and administrative, professional fees and salary charges. Individual items contributing to this increase are as follows:

Q1 2012 vs. Q1 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	($274,303)	Increased exploration and test work expenditure at the Nyngan Project in Q1 of the current year accounted for the unfavorable variance when compared to the corresponding quarter of the prior year.

Change in fair value of derivative liability	($228,741)	A one-time (non-cash) valuation recognition event was taken in Q1 of 2011 and will not recur,. resulting in the negative variance to Q1 2011

Professional fees	($61,885)	Higher audit, legal and professional costs associated with the Nyngan project

General and administrative	($44,882)	The Company incurred significant fees for commissions on the issuance of the convertible debenture, along with higher TSX fees ($23,594) and overall increased activity levels.

Salaries and benefits	($11,807)

During the first quarter of 2011 EMC contracted for a significant portion of its administrative services During the second half of 2011, the Company replaced contract expenses with direct office and staff expenses.

Interest expense	($12,719)	Monthly interest due on the new convertible debt resulted in a higher cost for these charges than was incurred in the corresponding quarter of last year.

Amortization	$18,469	Certain assets were fully amortized in the year ending December 31, 2011.

Travel and entertainment	$28,542	Lower travel costs incurred in Q1 2012.

Stock-based compensation	$29,072

The favorable variance results mainly from lower expensing required for options issued in the first half of last year. Option expensing is heaviest in the first 6 months of an option’s life. No options were issued in the current quarter.

Foreign exchange	$33,635	The Canadian dollar gained strength against its US counterpart resulting in lower amounts due for US dollar liabilities

Consulting	$66,594	In-house staff in Q1 2012 replaced administrative consulting costs in Q1 2011.

Cash flow discussion for the three months ended March 31, 2012 compared to March 31, 2011

The cash outflow for operating activities increased by $261,855 to $903,247 (March 31, 2011 – $641,392) due to increased activity levels, principally related to the Nyngan project.

Cash outflows for investing activities increased by $1,588,220 to $1,608,768 (March 31, 2011 – ($20,548)) due mainly to the payment of the AUD$1,430,000 due at the end of February as part of the earn-in on the Nyngan project.

Cash inflows from financing activities increased by $2,252,624 to $2,773,498 (March 31, 2011 - $520,874), reflecting issuance of the convertible debenture.

Financial Position

Cash

The Company’s cash position improved during the quarter by $261,483, to $1,066,375 (December 31, 2011 -$804,892) primarily due to the issuance of a convertible debenture for US$3,000,000.00 which was offset by the payment required as part of the Nyngan project earn-in requirement of AUD$1,430,000.00.

Marketable securities

Marketable securities is unchanged at $2,250 (December 31, 2011 - $2,250).

Property, plant and equipment

Property plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $70,169 to $30,606,257 (December 2011 -$30,676,426) is due to amortization net fixed assets.

Mineral interests

Mineral interests increased by $1,608,768 to $2,288,479 (December 31, 2011 - $679,711) because of the Nyngan project earn-in requirement and a progress payment on the Hogtuva property in Norway.

Accounts Payable

Accounts Payable has decreased by $106,758 to $443,323 (December 2011 – $550,081) due to a general decrease in activity from the year-end.

Convertible Debenture

During the current quarter a debenture of US$3,000,000 was issued. The amount shown here is the convertible portion less legal and commission fees paid to acquire the debenture.

Promissory note payable – current portion

The current promissory note payable decreased by $18,280 to $511,472 (December 31, 2011 - $529,752) which is attributable to a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Promissory note payable – long-term portion

The long-term promissory note payable increased by $832,371 to $4,646,121 (December 31, 2011 - $3,813,750) due to the inclusion of the non-convertible portion of the loan financing taken out in Q1 of this year, less associated legal and commission costs paid, offset by a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Capital Stock

Capital stock did not change and remained at $88,578,045 (December 31, 2011 - $88,578,045).

Additional paid-in capital increased by $287,488, to $1,763,773 (December 31, 2011 - $1,476,285) as a result of the warrants issued in association with the convertible debt financing and the expensing of stock options.

Liquidity and Capital Resources

At March 31, 2012, the Company had a working capital of $315,496 including cash of $1,066,375 as compared to a working capital of ($80,533) including cash of $804,892 at December 31, 2011. Also included in working capital, at March 31, 2012, were marketable securities with a market value of $2,250 (December 31, 2011 - $2,250).

During the three month period ended March 31, 2012, the Company received cash of $Nil (2011 - $520,874) for stock issuances. At March 31, 2012, the Company had 3,750,000 share purchase warrants exercisable at $0.20 per share which have the potential upon exercise to convert to approximately $750,000 in cash over the next two years. Further, a total of 11,848,750 stock options exercisable between $0.10 and $2.15 have the potential upon exercise to generate a total of $2,254,262.50 in cash over the next four and a half years. There is no assurance that these securities will be exercised.

Our major capital requirements in the next 12 months relate mainly regarding our projects in Norway.

We are also obligated to repay a US$500,000 promissory note in Q3, 2012 issued to the vendors of TTS in connection with the acquisition of TTS. Also we have a long-term commitment for approximately $3,740,625 and it is expected that this commitment will be funded from available cash when the note is due in 2013. Also in the current quarter loan financing of USD$3,000,000 was arranged of which $2,000,000 is convertible, at the lender’s discretion, to shares of the Company and USD$1,000,000 is to be paid in August of 2013. It is expected that this commitment will be paid from available cash when due in 2013.

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

Outstanding share data

At the date of this report the Company has 150,678,713 issued and outstanding common shares, 14,183,750 outstanding stock options currently outstanding at a weighted average exercise price of $0.17, and 3,750,000 outstanding warrants at a weighted average exercise price of $0.20.

Off-balance sheet arrangements

At March 31, 2012, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

There were no related party transactions in the quarter ended March 31, 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

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

Date: May 11, 2012

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer