Form 10-K/A
period 2011-12-31
EMC METALS CORP.
filed 2012-06-05
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

DOCUMENTS INCORPORATED BY REFERENCE

 None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2012, as amended on April 30, 2012, is being filed to correct the missing conforming signature on the audit report filed with the original Form 10-K.

PART IV

Financial Statements

Description	Page
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2011 and 2010.	F-1

DAVIDSON & COMPANY LLP — Chartered Accountants — A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
EMC Metals Corp.

We have audited the accompanying consolidated balance sheets of EMC Metals Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from incorporation on July 17, 2006 to December 31, 2011. EMC Metals Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming EMC Metals Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, EMC Metals Corp. generated negative cash flows from operating activities during the past year and has an accumulated deficit of $61,089,743 for the year ended December 31, 2011. This raises substantial doubt about EMC Metals Corp.'s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Davidson & Company LLP
Chartered Accountants

Vancouver, Canada

February 10, 2012

NEXIA INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

F-1

Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC Metals Corp.

By:	/s/ George Putnam
George Putnam
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward Dickinson
Edward Dickinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Chief Executive Officer, and Director	June 5, 2012
George Putnam

/s/ William Harris	Chairman and Director	June 5, 2012
William Harris

/s/ Willem Duyvesteyn	Director	June 5, 2012
Willem Duyvesteyn

/s/ Barry Davies	Director	June 5, 2012
Barry Davies