Form 10-K/A
period 2011-12-31
EMC METALS CORP.
filed 2012-07-06
CIK 1408146

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 150,678,713 as at June 25, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2012, as amended on April 30, 2012, and June 5, 2012, is being filed to re-file Item 8 in its entirety to correct the missing conforming signature on the audit report filed with the original Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

Description	Page
Financial statements for the years ended December 31, 2011 and 2010 and audit report thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1*	Certificate of Incorporation, Certificate of Name Change, Notice of Articles
3.2*	Corporate Articles
10.1*	2008 Stock Option Plan
10.3**	Stock Purchase Agreement dated November 19, 2009 between EMC Metals Corp., Willem P.C. Duyvesteyn, and Irene G. Duyvesteyn
10.4*	Exploration Joint Venture Agreement dated February 5, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.5*	Services Agreement between EMC Metals Corp. and George Putnam dated May 1, 2010
10.6*	Extension Agreement dated September 29, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.7*	Stock Purchase Agreement dated November 16, 2010 between EMC Metals Corp. and Golden Predator US Holding Corp.
21.1*	List of Subsidiaries
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 – Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 – Principal Financial Officer

2

32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer

*	Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
**	Previously filed as an exhibit to the Form 10/A filed July 22, 2011 and incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC METALS CORP.

By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Date:	July 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	July 5, 2012
George Putnam

/s/ William Harris	Chairman and Director	July 5, 2012
William Harris

/s/ Willem Duyvesteyn	Director	July 5, 2012
Willem Duyvesteyn

/s/ Barry Davies	Director	July 5, 2012
Barry Davies

/s/ Warren Davis	Director	July 5, 2012
Warren Davis

/s/ Edward Dickinson	Principal Financial Officer and Principal Accounting Officer	July 5, 2012
Edward Dickinson

4

 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

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