Form 10-Q
period 2012-06-30
EMC METALS CORP.
filed 2012-08-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to __________________

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
As of August 14, 2012, the registrant’s outstanding common stock consisted of 162,358,337 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND QUARTER ENDED JUNE 30, 2012

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars) (Unaudited)

As at:	June 30, 2012	December 31, 2011

ASSETS

Current
Cash	$1,003,662	$804,892
Investments in trading securities, at fair value (Note 3)	2,250	2,250
Prepaid expenses and receivables	191,451	192,158

Total Current Assets	1,197,363	999,300

Restricted cash (Note 4)	159,400	159,400
Property, plant and equipment (Note 5)	30,547,925	30,676,426
Mineral interests (Note 6)	746,322	679,711

Total Assets	$32,651,010	$32,514,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$270,989	$550,081
Current portion of promissory notes payable (Note 9)	-	529,752

Total Current Liabilities	270,989	1,079,833

Convertible debenture (Note 10)	1,784,066	-
Promissory notes payable (Note 9)	4,713,658	3,813,750

Total Liabilities	6,768,713	4,893,583

Stockholders’ Equity
Capital stock (Note 11) (Authorized: Unlimited number of shares; Issued and outstanding: 150,678,713 (2011 – 150,678,713))	88,578,045	88,578,045
Treasury stock (Note 12)	(1,343,333)	(1,343,333)
Additional paid in capital (Note 11)	1,929,394	1,476,285
Deficit accumulated during the exploration stage	(63,281,809)	(61,089,743)

Total Stockholders’ Equity	25,882,297	27,621,254

Total Liabilities and Stockholders’ Equity	$32,651,010	$32,514,837

Nature and continuance of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative
	amounts from
	incorporation	Three month	Three month	Six month	Six month
	on July 17,	period	period	period	period
	2006 to June	ended June	ended June	ended June	ended June
	30, 2012	30, 2012	30, 2011	30, 2012	30, 2011

EXPENSES
Amortization	$2,412,720	$58,332	$86,333	$128,501	$174,971
Consulting	2,368,414	81,468	69,278	96,173	150,577
Exploration	14,851,163	87,664	529,877	425,458	593,368
General and administrative	7,632,396	268,851	165,097	350,933	202,297
Insurance	993,825	23,150	4,491	35,947	16,858
Professional fees	3,196,071	60,834	82,644	145,055	104,980
Research and development	3,474,068	-	-	-	-
Salaries and benefits	7,129,782	258,131	131,019	420,593	281,674
Stock-based compensation (Note 11)	5,613,394	161,059	59,463	199,719	127,195
Travel and entertainment	1,657,206	16,902	35,341	47,239	94,220

Loss before other items	(49,329,039)	(1,016,391)	(1,163,543)	(1,849,618)	(1,746,140)

OTHER ITEMS
Foreign exchange gain (loss)	383,401	(253,517)	139,806	(142,236)	217,452
Loss on transfer of marketable securities	(3,115,889)	-	-
Gain on settlement of convertible debentures	1,449,948	-	-
Gain on sale of marketable securities	1,836,011	-	-
Write-off of mineral interests	(18,091,761)	-	-
Write-off of land and water rights	(3,100,000)	-	-
Gain on insurance proceeds	972,761	-	-
Interest income (expense)	47,006	(116,253)	(58,182)	(200,212)	(129,422)
Other income	502,965	-	-
Gain on disposition of assets (Note 6)	959,281	-	491,897		491,897
Change in fair value of derivative liability (Note 8)	485,358	-	-		228,741
Unrealized gain on marketable securities	53,830	-	-

	(17,617,089)	(369,770)	573,521	(342,448)	808,668

Loss before income taxes	(66,946,128)	(1,386,161)	(590,022)	(2,192,066)	(937,472)

Deferred income tax recovery	6,522,138	-	-

Loss and comprehensive loss for the period	$(60,423,990)	$(1,386,161)	$(590,022)	$(2,192,066)	$(937,472)

Basic and diluted loss per common share		(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding		150,678,713	150,384,412	150,678,713	150,120,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative
	amounts from
	incorporation on	Six month	Six month
	July 17, 2006 to	period ended	period ended
	June 30, 2012	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(60,423,990)	$(2,192,066)	$(937,472)
Items not affecting cash:
Amortization	2,412,720	128,501	174,971
Research and development	3,474,068	-	-
Consulting paid with common shares	10,711	-	-
Gain on disposal of assets	(959,281)	-	(474,482)
Convertible debenture costs	(1,312,878)	-	-
Unrealized foreign exchange	926,672	139,560	(147,010)
Stock-based compensation	5,613,394	199,719	127,195
Unrealized gain on marketable securities	(53,830)	-	-
Realized gain on marketable securities	(1,836,011)	-	-
Write-off of mineral properties	18,091,761	-	-
Write-off of land and water rights	3,100,000	-	-
Realized loss on transfer of marketable securities	3,115,889	-	-
Change in fair value of derivative liability	(485,358)	-	(228,741)
Deferred income tax recovery	(6,522,138)	-	-
Accrued interest expense	21,252	-	-
Finance charge	131,178	131,178	-
Accrued interest income	(2,809)	-	-

	(34,698,650)	(1,593,108)	(1,485,539)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(124,901)	707	(62,246)
Decrease in accounts payable and accrued liabilities	(791,920)	(279,092)	(76,268)
Increase in due to related parties	1,163,028	-	-
Asset retirement obligations	(1,065,891)	-	-

	(35,518,334)	(1,871,493)	(1,624,053)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,857,012	-	-
Cash paid for Subsidiary	(11,359,511)	-	-
Spin-out of Golden Predator Corp.	(76,388)	-	-
Restricted cash	(159,400)	-	-
Reclamation bonds	795,785	-	-
Proceeds from sale of marketable securities, net	(4,135,798)	-	-
Proceeds from sale of property, plant and equipment	675,742	-	-
Purchase of property, plant and equipment	(21,255,448)	-	(37,484)
Proceeds from sale of mineral interests	500,000	-	500,000
Additions to unproven mineral interests	(4,783,673)	(1,610,155)	(136,609)
Recoveries from unproven mineral interests	1,452,095	1,452,095	-

	(33,489,584)	(158,060)	325,907

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	55,521,421	-	210,249
Share issuance costs	(1,277,713)	-	-
Special warrants	13,000,000	-	-
Options exercised	384,900	-	43,000
Warrants exercised	11,164,849	-	298,099
Notes payable	(9,966,000)	-	-
Receipt of promissory note	997,000	997,000	-
Convertible debenture	1,994,000	1,994,000	-
Debt issuance costs	(249,827)	(249,827)	-
Payment of promissory note	(1,773,550)	(512,850)	-
Advances from related party	216,500	-	-
Loans advanced to Midway	(2,000,000)	-	-
Loan repayment from Midway	2,000,000	-	-

	70,011,580	2,228,323	551,348

Change in cash during the period	1,003,662	198,770	(746,798)
Cash, beginning of period	-	804,892	4,126,424

Cash, end of period	$1,003,662	$1,003,662	$3,379,626

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars) (Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional Paid in Capital	Treasury	Deficit Accumulated During the Exploration Stage	Total
		$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-
Private placements	5,000,000	3,500,000	-	-	-	3,500,000
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	(2,857,819)	(2,857,819)
Loss for the period	-	-	-	-	(357,670)	(357,670)
Balance, December 31, 2006	5,000,000	3,500,000	-	-	(3,215,489)	284,511
Private placements	17,577,500	35,155,000	-	-	-	35,155,000
Conversion of special warrants	5,390,000	5,390,000	-	-	-	5,390,000
Exercise of warrants	50,000	75,000	-	-	-	75,000
Share issuance costs – broker’s fees	-	(1,215,074)	99,000	-	-	(1,116,074)
Share issuance costs – shares issued	100,000	100,000	-	-	-	100,000
Shares issued for mineral properties	100,000	100,000	-	-	-	100,000
Stock-based compensation	40,000	40,000	489,562	-	-	529,562
Loss for the year	-	-	-	-	(6,128,912)	(6,128,912)
Balance, December 31, 2007	28,257,500	43,144,926	588,562	-	(9,344,401)	34,389,087
Private placements	5,322,500	10,645,000	-	-	-	10,645,000
Conversion of special warrants	7,610,000	7,610,000	-	-	-	7,610,000
Share issuance costs – broker’s fees	-	(261,638)	-	-	-	(261,638)
Shares issued for mineral properties	110,000	210,000	-	-	-	210,000
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,100,000	143,017	-	-	4,243,017
Acquisition of Great American Minerals Inc.	1,045,775	2,091,550	426,672	-	-	2,518,222
Acquisition of Fury Explorations Ltd.	10,595,814	13,774,558	7,787,783	(2,087,333)	-	19,475,008
Exercise of stock options	6,637,224	10,027,915	(184,265)	-	-	9,843,650
Shares issued for repayment of promissory note	4,728,000	2,364,000	-	-	-	2,364,000
Stock-based compensation	-	-	2,324,458	-	-	2,324,458
Loss for the year	-	-	-	-	(17,968,454)	(17,968,454)
Balance, December 31, 2008	66,356,813	93,706,311	11,086,227	(2,087,333)	(27,312,855)	75,392,350
Private placements	14,500,000	1,190,000	-	-	-	1,190,000
Exercise of stock options	101,000	126,186	(105,986)	-	-	20,200
Shares issued for mineral properties	2,765,643	367,695	-	-	-	367,695
Settlement of convertible debentures	7,336,874	2,934,752	62,903	-	-	2,997,655
Shares issued for consulting	89,254	10,711	-	-	-	10,711
Shares issued for acquisition of TTS	19,037,386	2,094,112	-	-	-	2,094,112
Stock-based compensation before spin-out	-	-	836,240	-	-	836,240
Spin-out of GPD	-	(18,540,194)	(11,879,384)	-	-	(30,419,578)
Stock-based compensation after spin-out	-	-	979,611	-	-	979,611
Loss for the year	-	-	-	-	(21,645,581)	(21,645,581)
Balance, December 31, 2009	110,186,970	81,889,573	979,611	(2,087,333)	(48,958,436)	31,823,415
Private placements	30,252,442	4,700,312	454,768	-	-	5,155,080
Exercise of stock options	1,320,000	456,602	(226,302)	-	-	230,300
Exercise of warrants	7,300,000	1,092,000	-	-	-	1,092,000
Stock-based compensation	-	-	795,268	-	-	795,268
Loss for the year	-	-	-	-	(4,722,755)	(4,722,755)
Balance, December 31, 2010	149,059,412	88,138,487	2,003,345	(2,087,333)	(53,681,191)	34,373,308
Exercise of stock options	250,000	118,959	(75,959)	-	-	43,000
Exercise/expiry of warrants	1,369,301	320,599	(744,000)	744,000	-	320,599
Stock-based compensation	-	-	292,899	-	-	292,899
Loss for the year	-	-	-	-	(7,408,552)	(7,408,552)
Balance, December 31, 2011	150,678,713	88,578,045	1,476,285	(1,343,333)	(61,089,743)	27,621,254
Stock-based compensation			199,719			199,719
Issue of convertible debenture warrants			253,390			253,390
Loss for the period					(2,192,066)	(2,192,066)
Balance, June 30, 2012	150,678,713	88,578,045	1,929,394	(1,343,333)	(63,281,809)	25,882,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

The Company’s principal properties are located in the state of Nevada, Australia, and Norway. The Company’s principal asset, the Springer Tungsten mine and mill, is currently not operating, and the Company is now working to restart mine operations because of a sustained tightening of supply and accompanying price increases in tungsten markets. To June 30, 2012, the Company has not commenced production and has generated no revenue. The Company’s remaining properties are in the exploration or pre- exploration stage. As such, the Company is in the exploration stage and anticipates incurring significant expenditures prior to commencement of contract milling operations.

These condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to restart its Springer tungsten mill and advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. The Company is currently working on securing additional financing to meet its needs; however there is no guarantee that these efforts will be successful. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected. The inability to raise additional financing may affect the future assessment of the Company as a going concern.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on February 14, 2012. Operating results for the three- month and six-month periods ended June 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

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
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Fair value of financial assets and liabilities

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$1,163,062	$1,163,062	$—	$—
Investments in trading securities	$2,250	$2,250	$—	$—

Total	$1,165,312	$1,165,312	$—	$—

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

At June 30, 2012, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2012, the fair value of trading securities was $2,250 (December 31, 2011 – $2,250).

4.	RESTRICTED CASH

The Company has a Bank of Montreal line of credit of up to $159,400 as a deposit on the Company’s Vancouver office lease and is secured by a short-term investment of $159,400 bearing interest at prime less 2.05% maturing on May 8, 2014, contemporaneous with the date the office lease expires.

5.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2012			December 31, 2011

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Land and water rights	$4,673,958	$-	$4,673,958	$4,673,958	$-	$4,673,958
Plant and equipment	25,618,528	-	25,618,528	25,618,528	-	25,618,528
Cosgrave plant and equipment	375,763	340,884	34,879	375,763	303,308	72,455
Building	222,685	52,005	170,680	222,685	46,438	176,247
Automobiles	179,767	163,997	15,770	179,767	159,432	20,335
Computer equipment	364,697	364,120	577	364,697	363,888	809
Small tools and equipment	963,537	942,575	20,962	963,537	863,583	99,954
Office equipment	134,691	122,120	12,571	134,691	120,551	14,140

	$32,533,626	$1,985,701	$30,547,925	$32,533,626	$1,857,200	$30,676,426

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

6.	MINERAL INTERESTS

June 30, 2012	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2011	$482,260	$197,451	$679,711
Additions	66,611	-	66,611
Sold	-	-	-
Balance, June 30, 2012	$548,871	$197,451	$746,322

December 31, 2011	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2010	$300,000	$203,020	$503,020
Additions	182,260	2,534	184,794
Sold	-	(8,103)	(8,103)
Balance, December 31, 2011	$482,260	$197,451	$679,711

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property located in New South Wales, Australia. In order for the Company to earn its 50% interest, which is subject to a 2% Net Smelter Royalty (NSR), the Company paid an initial cash sum of $300,000 to Jervois, and was additionally required to meet two additional work steps:

a)

Incur exploration and metallurgical work expenditures of A$500,000 (CAD$466,000) within 180 business days of the conditions precedent being satisfied, or pay cash in lieu thereof. The Company received a six month extension to complete its exploration spending commitment, which it met in advance of the extended deadline in Q2, 2011.

b)	Deliver a feasibility study on the Nyngan Scandium Project to Jervois, and pay Jervois an additional cash payment of A$1,300,000 plus GST, by a deadline of February 28, 2012,

6.	MINERAL INTERESTS (cont’d..)

c)

On February 24, 2012, the Company delivered to Jervois the A$1.43 million cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

On February 27, 2012 EMC, received written notice from Jervois rejecting the Report for the stated reason that the Report does not fall within the definition of "Feasibility Study" provided in the Agreement. Jervois also returned the cash payment. The Company believes that it has fully met the conditions under the Agreement to earn its 50% joint venture interest in the Project and will take all lawful steps to secure its proprietary rights to the 50% joint venture interest.

On March 23, 2012, the Company announced that, following discussions with Jervois, the parties agreed to engage in further without prejudice communications in an attempt to resolve the dispute. Those discussions have now ceased and on June 22, 2012, the Company received notification that Jervois had filed a lawsuit against it in the Supreme Court of Victoria, Australia. The lawsuit contends that JV Agreement was automatically terminated because the Report delivered by EMC failed to meet the standards set out in the agreement, The formal Dispute Notice has no force and effect as the JV Agreement was effectively terminated by Jervois and that EMC must remove legal claims placed on the Nyngan property by EMC that prevent Jervois from transferring property interests. EMC is taking all lawful steps to secure its proprietary rights to a 50% joint venture interest.

Tordal and Evje-Iveland properties, Norway

The Company has entered into an earn-in agreement with REE Mining AS (“REE”), whereby the Company has an option to earn up to a 100% interest in the Tordal and Evje-Iveland properties. To earn its interest, the Company must pay REE US$630,000, including an initial cash payment of US$130,000 (paid) and issue 1,000,000 common shares.

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

A promissory note due to a director of the Company (principal balance of US$500,000) matured and was paid during June 2012. The promissory note was issued as part of the purchase of a subsidiary company during November 2009.

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

8.	DERIVATIVE LIABILITY (cont’d..)

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

During the year ended December 31, 2011, the warrants expired and the derivative liability was valued at $Nil resulting in a change in fair value of $228,741 realized through the statement of operations.

9.	PROMISSORY NOTES PAYABLE

			December 31,
		June 30, 2012	2011

Promissory note with a principal balance of US$500,000, bearing interest at prime per annum, maturing June 30, 2012 due to a director of the Company secured by the stock of a subsidiary company.	$	Nil	$529,752

Promissory note with a principal balance of US$ 3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for US$6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of US$3,000,000 consisting of a cash payment of US$1,000,000 and 4,728,000 units of the Company equity valued at US$2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at CDN$0.75 each and exercisable for a period of two years.		3,821,625	3,813,750

During the period ended June 30, 2012 the Company completed a USD$3,000,000 loan financing (note 10) which included a USD $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance less financing and costs which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $892,033 upon deducting a debt discount of $127,067 from the principal balance of $1,019,100 (USD $1,000,000).		892,033

		4,713,658	4,343,502

Less: current portion		Nil	(529,752)

		$4,713,658	$3,813,750

10.	CONVERTIBLE DEBENTURE

On February 17, 2012, the Company completed a USD $3,000,000 loan financing consisting of a term loan of USD $1,000,000 (Note 9), a convertible debenture of USD $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum. The lender may convert a maximum of USD $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. There was no beneficial conversion feature associated with the conversion option. The warrants are exercisable at $0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing cost of $249,827 and also issued 750,000 purchase warrants exercisable at $0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,784,066 upon deducting a debt discount of $254,134 from the principal balance of $2,038,200 (USD $2,000,000).

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

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

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

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options

		Weighted average		Weighted average
	Number	exercise price	Number	exercise price

Outstanding, December 31, 2010	23,792,485	$1.82	11,473,750	$0.18
Granted	-	-	1,470,000	0.28
Cancelled	(22,423,184)	1.97	(845,000)	0.22
Exercised	(1,369,301)	0.24	(250,000)	0.17

Outstanding, December 31, 2011	-	-	11,848,750	0.19
Granted	3,750,000	0.20	2,335,000	0.08
Cancelled	-	-	(750,000)	0.24
Exercised	-	-	-	-

Outstanding, June 30, 2012	3,750,000	$0.20	13,433,750	$0.17

Number currently exercisable	3,750,000	$0.20	12,335,750	$0.17

As at June 30, 2012, incentive stock options were outstanding as follows:

	Number of	Exercise
	options	Price	Expiry Date

Options	182,500	$0.200	July 26, 2012 *
	5,000	1.000	July 26, 2012 *
	40,000	0.200	October 4, 2012
	15,000	1.000	October 4, 2012
	220,000	0.390	January 18, 2013
	152,500	0.200	February 25, 2013
	100,000	2.000	February 25, 2013
	100,000	0.200	March 4, 2013
	90,000	0.200	May 13, 2013
	5,000	2.150	May 13, 2013
	50,000	0.200	June 2, 2013
	30,000	0.200	August 20, 2013
	645,000	0.200	October 31, 2013
	652,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,245,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	50,000	0.160	December 14, 2014
	200,000	0.105	December 16, 2014
	1,071,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	120,000	0.310	April 27, 2013
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017

	13,433,750
* Subsequent to June 30, 2012, these options expired unexercised.

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

As at June 30, 2012, warrants were outstanding as follows;

	Number of	Exercise
Warrants	Warrants	Price	Expiry Date

	3,750,000	$0.200	February 15, 2014

Stock-based compensation

During the six months ended June 30, 2012, the Company recognized stock-based compensation of $199,719 (June 30, 2011 - $127,195) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were 2,335,000 stock options issued during the six months ended June 30, 2012 (June 30, 2011 – 870,000).

The weighted average fair value of the options granted in the period was $0.07 (2011 - $0.31) .

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2012	2011

Risk-free interest rate	0.51%	2.44%
Expected life	5 years	4.36 years
Volatility	136.82%	127.51%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

12.	TREASURY STOCK

	Number	Amount
Treasury shares, June 30, 2012	1,033,333	$1,343,333
	1,033,333	$1,343,333

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

13.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

June 30,2012	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,547,925	$30,547,925
Mineral interests	248,871	300,000	197,451	746,322
	$248,871	$300,000	$30,745,376	$31,294,247

December 31,2011	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,676,426	$30,676,426
Mineral interests	182,260	300,000	197,451	679,711
	$182,260	$300,000	$30,873,877	$31,356,137

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

	2012	2011
Cash paid during the six months ended June 30 for interest	$139,761	$129,422
Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions for the six month period ended June 30, 2012 include the Company granting 750,000 share purchase warrants at a value of $58,510 as finder’s fees pursuant to the promissory note and convertible debenture financings. (Note 10)

There were no significant non cash transactions for the six month period ended June 30, 2011.

15.	SUBSEQUENT EVENT

Subsequent to June 30, 2012, the Company closed a private placement consisting of 11,679,624 common shares of the Company at a price of $0.06 per share for gross proceeds of $700,777.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between March 31, 2012 and June 30, 2012 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended June 30, 2011 and the three-month period ended June 30, 2012. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) in accordance with the requirements of U.S. federal securities laws as applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada, and in July of 2011 also became a reporting issuer under U.S. federal laws. As a result of the Company’s U.S. reporting status, the financial statements for the annual period ended December 2010 were restated in accordance with US GAAP and were filed with the SEC and Canadian securities regulators as part of our annual filing on Form 10K for the year ended December 31, 2011. The reporting currency used in our financial statements is the Canadian Dollar.

The information contained within this report is current as of August 14, 2012 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

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

The Company’s most advanced asset is the Springer Tungsten Mine, a fully constructed mine and mill asset in Nevada, USA. The Springer mine is currently not operating, and the Company is now working to restart mine operations following sustained tightening of supply and accompanying price increases in tungsten markets.

The Company is also claiming it has earned a 50% interest in the Nyngan scandium project in New South Wales, Australia although this interest is under dispute with our partner, Jervois Mining Limited. We also own the Carlin vanadium property in Nevada, USA and four other specialty metals properties: the Fairfield scandium property (Utah, USA), and Hogtuva beryllium property (central Norway) and two scandium plus specialty metals properties in southern Norway (Tordal and Evje-Iveland).

The Company acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during the prior year, which it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s focus during the quarter regarding Springer Mine included maintaining that asset on standby mode, and organizing, planning and pursuing mine and mill restart. A formal sale process on the Springer asset, initiated in September 2010, was terminated in March 2012, consistent with the restart strategy..

The Company advanced the Nyngan scandium project during the first quarter of 2012 through metallurgical work, process definition, and optimization work. During February, 2012, the Company completed and presented to our joint venture partner a NI 43-101 report entitled “Technical Report on the Feasibility of the Nyngan Scandium Project”. On February 27, 2012, we received written notice from our joint venture partner, Jervois Mining Ltd. (“Jervois”), that we had failed to meet certain Agreement earn-in milestones. In June 22, 2012 we received notification that Jervois had filed a lawsuit against us in the Supreme Court of Victoria, Australia. The Company believes that the lawsuit is without merit and that we have fully met the conditions under the Agreement to earn our 50% joint venture interest in the Project. We will take all lawful steps to secure our proprietary rights to the 50% joint venture interest. Please see additional discussion in the following Principal Properties section.

Principal Properties Review

Springer Tungsten: The Springer Tungsten Mine (“Springer”), located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in late 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding, flotation circuits and an APT (ammonium paratungstate) plant. Springer operated for less than a full year in 1982 before being put on care and maintenance by GE, due to low tungsten prices. Since acquiring Springer in 2006, EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements, resource exploration, process automation and a mill throughput expansion. The necessary federal, state and local permits are predominantly in place, along with an adequate industrial water resource, to restart the facility.

The latest NI 43-101 resource technical report on the Springer property, independently prepared by Dr. Bart Stryhas of SRK Consulting Engineers and Scientists of Lakewood, Colorado, titled, “NI 43-101 Technical Report on Resources Springer Facility- Sutton Beds, Nevada, USA,” is dated May 15, 2009 and was filed on SEDAR on May 26, 2009. That resource estimate can be summarized as follows:

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

Nyngan Scandium: In February of 2010, the Company entered into a joint venture agreement (the “JV Agreement”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to develop the Nyngan scandium property in New South Wales, Australia. The terms specified in the JV Agreement required EMC to earn a 50% position in the property and the JV through a two stage work program as follows:

  Stage I required EMC to spend a minimum of AUD$500,000 on project exploration and metallurgical test work by mid December 2010, and
  Stage II required the delivery of a feasibility study in the first quarter of 2012, along with a cash payment of AUD$1,300,000 (plus applicable GST)

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were met during the second quarter of 2011 On February 24, 2012, the Company delivered to Jervois a AUD$1,430,000 cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin of Brisbane, Australia. On February 27, 2012 EMC received written notice from Jervois rejecting the Report as inadequate, claiming that the Report did not fall within the definition of "Feasibility Study" provided for in the JV Agreement. Jervois also subsequently returned the cash payment to EMC.

On March 23, 2012, the Company announced that, following discussions with Jervois, the parties agreed to engage in further without prejudice communications in an attempt to resolve the dispute. Those discussions have now ceased and on June 22, 2012, we received notification that Jervois had filed a lawsuit against us in the Supreme Court of Victoria, Australia. The lawsuit brought by Jervois contends that:

  The JV Agreement (including EMC’s earn-in right) was automatically terminated because the Report failed to meet the standards set out in that agreement,

  EMC’s formal Dispute Notice (dated March 13, 2012) has no force and effect as the JV Agreement was effectively terminated by Jervois prior to that date, and
  EMC must remove legal claims placed on the Nyngan property by EMC that prevent Jervois from transferring property interests.

The Company believes that it has fully met the conditions under the JV Agreement to earn its 50% joint venture interest in the Project and will take all lawful steps to secure its rights to the 50% joint venture interest, including vigorously defending the lawsuit brought by Jervois. .

On July 20, 2012, EMC’s Australian legal counsel met with Jervois’ legal counsel in the Supreme Court of Victoria at Melbourne, Australia (Commercial Court), to attend a First Directions Meeting of the Court. Both companies have submitted to the timetable and steps established by that Court.

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

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project, located approximately 40 kilometers south of Elko, Nevada, USA. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Carlin Vanadium Project. Carlin, Nevada”, prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5% V2 O5 for a total of 289 million pounds of total contained V2 O5 , as outlined below:

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

Exploration work done to date has focused on the Tørdal pegmatites. In July, 2011 we announced encouraging assay results from a surface soil sampling program conducted in June on a 3.75 sq. km portion at Tørdal.

Highlights of Initial Surface Soil Sample Program are as follows:

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

Other Developments

On February 15, 2012 the Company entered into USD$3,000,000 loan financing. The loan has a maturity date of 18 months from February 15, 2012 and interest is payable monthly in arrears at a rate of 7% per annum. The lender may convert a maximum of USD$2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. In connection with the loan, the Company issued 3,000,000 warrants to the lender, each warrant exercisable into one common share of the Company at an exercise price of $0.20 per share for a period of 24 months from the closing date. The Company will use commercially reasonable efforts to file a registration statement in the United States, qualifying any common shares issuable for resale.

The Company paid a cash commission of USD$150,000 and issued 750,000 agent's warrants to the agent. Each agent's warrant is exercisable into one common share of the Company at an exercise price of D$0.20 per share for a period of 24 months from the closing date.

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

On July 30, 2012, the Company announced that it had completed a private placement of 11,679,624 common shares of the Company at a price of $0.06 per share for gross proceeds of $700,777. The proceeds from the financing will be used for general working capital and restart work on the Springer Tungsten Mine.

Operating results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility. The Company belives that it has fulfilled its commitments in respect of the Nyngan Joint Venture with Jervois Mining Limited.

Summary of quarterly results

	2012		2011				2010
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales Net Income (Loss) Basic and diluted Net Income (Loss) per share	(1,386,161) (0.01)	- (805,905) (0.00)	- (5,312,937) (0.03)	- (1,158,143) (0.01)	- (590,022) (0.01)	- (347,450) (0.00)	- (1,341,524) (0.01)	- (1,514,237) (0.01)

Results of Operations for the three months ended June 30, 2012

The net loss for the quarter was $1,386,161, an increase of $796,139 from $590,022 in the same quarter of the prior year, mainly as a result of a non-recurring gain on the sale of the Fostung property in 2011, and increases in foreign exchange charges. Details of the individual items contributing to the increased net loss are as follows:

Q2 2012 vs. Q2 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on disposition of assets	($491,897)	In the second quarter of 2011 the Company disposed of the Fostung property for a profit of $491,897. No such disposal took place in Q2 2012.
Foreign exchange	($393,323)	Foreign exchange losses and gains result from the holding of short and long term obligations and cash in currencies other than Canadian dollars (primarily US dollars). The Canadian dollar weakened against other currencies in Q2 resulting in a $253,517 loss. The Canadian dollar strengthened against other currencies during the comparable quarter of 2011, resulting in a gain of $139,806 and a total unfavourable variance between the quarters of $393,323.

Salaries and benefits	($127,112)	During the first and second quarters of 2011 EMC contracted for a significant portion of its administrative services. During the second half of 2011, the Company replaced contract expenses with direct office and staff.

General and administrative	($103,754)	The increased costs relate to equipment repairs at Springer ($23,000), TSX fees and overall increased activity levels from one year ago.
Stock based	($101,596)	During Q2 2012, stock options were issued. 75% of

Q2 2012 vs. Q2 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
compensation		these options vested immediately which resulted in immediate expensing.
Interest expense	($58,791)	Monthly interest due on the new convertible debt (February 2012) resulted in a higher interest expense during the quarter. There was no comparable loan outstanding during the same quarter of 2011.
Insurance	($18,659)	Higher insurance policy costs, providing broader coverage led to this unfavorable variance.
Consulting	($12,190)	Increases in consulting are related to work done at the Springer project in Q2 2012 to enable a project restart.
Travel and entertainment	$18,439	Lower travel costs incurred in Q2 2012 when compared to Q2, 2011.
Professional fees	$21,810	Decrease in non-recurring expenses in 2012 resulting from one-time costs to complete our US filer status in 2011.
Amortization	$28,001	Lower depreciation costs reflect an increase in fully depreciated assets.
Exploration	$442,213	Q2 of 2012 expenses reflected lower activity levels on Nyngan project metallurgical work.

Results of Operations for the six months ended June 30, 2012

The net loss for the six month period was $2,192,066, an increase of $1,254,594 from $937,472 in the same period of the prior year, mainly as a result of a non-recurring gain on the sale of the Fostung property during 2011, and increases in foreign exchange charges. Details of the individual items contributing to the increased net loss are as follows:

Six months ended June 30 2012 vs. six months ended June 30, 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on disposition of assets	($491,897)	In the second quarter of 2011 the Company disposed of the Fostung property for a profit of $491,897. No such disposal took place in Q2 2012.
Foreign exchange	($359,688)	Foreign exchange losses and gains result from the holding of short and long term obligations and cash in currencies other than Canadian dollars (primarily US dollars). The Canadian dollar weakened against other currencies during the first six months of 2012 resulting in a $142,236 loss. The Canadian dollar strengthened against other currencies during the comparable quarter of 2011, resulting in a gain of $217,452 and a total unfavourable variance between

Six months ended June 30 2012 vs. six months ended June 30, 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
		the quarters of $359,688.
Change in fair value of derivative liability	($228,741)	A one-time (non-cash), non-recurring valuation recognition event was taken in Q1 of 2011, resulting in the negative variance to 2012.
General and administrative	($148,636)	The increased costs relate to equipment repairs at Springer ($23,000), TSX fees and overall increased activity levels from one year ago.
Salaries and benefits	($138,919)	During the first six months of 2011 EMC contracted for a significant portion of its administrative services. During the second half of 2011 and through 2012, the Company replaced contract expenses with direct office and staff expenses.

Stock-based compensation	($72,524)	During the second half of 2012, stock options were issued. 75% of these options vested immediately which resulted in immediate expensing of this non- cash item.
Interest expense	($70,790)	Monthly interest due on the new convertible debt (February 2012) resulted in a higher interest expense during the quarter. There was no comparable loan outstanding during the same period of 2011.
Professional fees	($40,075)	Increased audit, legal and professional costs are primarily associated with the Nyngan project.
Insurance	($19,089)	Higher insurance policy costs, providing broader coverage led to this unfavorable variance.
Amortization	$46,470	Certain assets were fully amortized in the year ending December 31, 2011.
Travel and entertainment	$46,981	Lower travel costs incurred in 2012 as exploration work at Nyngan was completed early in 2012.
Consulting	$54,404	In-house staff in 2012 replaced administrative consulting costs in 2011.
Exploration	$167,910	Exploration and test work expenditure at the Nyngan Project was completed in Q1 of the current year accounting for the favorable variance when compared to the corresponding period in the prior year.

Cash flow discussion for the six months ended June 30, 2012 compared to June 30, 2011

The cash outflow for operating activities was $1,871,493, an increase of $247,440 (June 30, 2011 – $1,624,053), due to increased activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period.

Cash outflows for investing activities increased by $483,967 to $158,060 (June 30, 2011 – $325,907 (cash inflow)) due to the payment of $66,611 for the Company’s buy-in on the Hogtuva property in Norway and a foreign exchange loss related to the Nyngan project earn-in.

Cash inflows from financing activities increased by $1,666,975 to $2,228,323 (June 30, 2011 - $561,348), reflecting issuance of the convertible debenture which was partially offset by the repayment of a promissory note.

Financial Position

Cash

The Company’s cash position improved during the quarter by $198,770, to $1,003,662 (December 31, 2011 -$804,892) primarily due to the issuance of a convertible debenture for US$3,000,000 which was offset by the repayment of a promissory note of US$500,000.

Marketable securities

Marketable securities is unchanged at $2,250 (December 31, 2011 - $2,250).

Property, plant and equipment

Property plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $128,501 to $30,547,925 (December 2011 -$30,676,426) is due to amortization of net fixed assets.

Mineral interests

Mineral interests increased by $66,611 to $746,322 (December 31, 2011 - $679,711) because of a progress payment on the Hogtuva property in Norway.

Accounts Payable

Accounts Payable has decreased by $279,092 to $270,989 (December 2011 – $550,081) due to a general decrease in activity from the year-end.

Convertible Debenture

During the current period a debenture of US$3,000,000 was issued. The amount shown here is the convertible portion less legal and commission fees paid to acquire the debenture.

Promissory note payable – current portion

The current promissory note payable decreased by $529,752 to $Nil (December 31, 2011 - $529,752) which is attributable to the payment of this liability in June 2012. The note was payable to a director.

Promissory note payable – long-term portion

The long-term promissory note payable increased by $899,908 to $4,713,658 (December 31, 2011 - $3,813,750) due to the inclusion of the non-convertible portion of the loan financing taken out in Q1 of this year, less associated legal and commission costs paid, offset by a change in foreign exchange on conversion of the USD designated promissory notes to CAD for reporting purposes.

Capital Stock

Capital stock did not change and remained at $88,578,045 (December 31, 2011 - $88,578,045).

Additional paid-in capital increased by $453,109, to $1,929,394 (December 31, 2011 - $1,476,285) as a result of the warrants issued in association with the convertible debt financing and the expensing of stock options.

Liquidity and Capital Resources

At June 30, 2012, the Company had a working capital of $926,374 including cash of $1,003,662 as compared to a working capital of ($80,533) including cash of $804,892 at December 31, 2011. Also included in working capital, at June 30, 2012, were marketable securities with a market value of $2,250 (December 31, 2011 - $2,250).

During the six month period ended June 30, 2012, the Company received cash of $Nil (2011 - $210,249) for stock issuances. At June 30, 2012, the Company had 3,750,000 share purchase warrants exercisable at $0.20 per share which have the potential upon exercise to convert to approximately $750,000 in cash over the next two years. Further, a total of 13,433,750 stock options exercisable between $0.08 and $2.15 have the potential upon exercise to generate a total of $2,262,563 in cash over the next four and three quarter’s years. There is no assurance that these securities will be exercised.

Our major capital expenditure requirements in the next 12 months relate to our efforts to restart the Springer Tungsten project, certain earn-in requirements associated with our projects in Norway, and the maturity of certain loan facilities. Detail on the loan maturities is as follows:

  Cosgrave Ranch property mortgage maturity in August 2013-US$3,750,000
  Convertible debenture, maturing in August 2013 - US$3,000,000

We expect these commitments will be funded from available cash when, due in 2013, although US$2,000,000 of the debenture is convertible, at the lender’s discretion, to shares of the Company. The Company will need additional funding to meet the commitments shown above and will seek to raise additional equity financing in the short term.

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

Outstanding share data

At the date of this report the Company has 162,358,337 issued and outstanding common shares, 13,433,750 stock options currently outstanding at a weighted average exercise price of $0.17, and 3,750,000 warrants currently outstanding at a weighted average exercise price of $0.20.

Off-balance sheet arrangements

At June 30, 2012, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

A promissory note due to a current director of the company (principal balance of US$500,000) matured and was paid during June 2012. The promissory note was originally issued in November 2009 as partial payment for the acquisition of a mineral technology company (TTS), which remains a subsidiary of EMC.

Proposed Transactions

There are no proposed transactions outstanding other than as disclosed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

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

Date: August 14, 2012
EMC METALS CORP.
(Registrant)

	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer