Form 10-Q
period 2012-09-30
EMC METALS CORP.
filed 2012-11-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

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
As of November 14, 2012, the registrant’s outstanding common stock consisted of 162,358,337 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2012

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars) (Unaudited)

As at:	September 30, 2012	December 31, 2011

ASSETS

Current
Cash	$548,503	$804,892
Investments in trading securities, at fair value (Note 3)	2,250	2,250
Prepaid expenses and receivables	200,043	192,158

Total Current Assets	750,796	999,300

Restricted cash (Note 4)	159,400	159,400
Property, plant and equipment (Note 5)	30,505,415	30,676,426
Mineral interests (Note 6)	746,322	679,711

Total Assets	$32,161,933	$32,514,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$251,178	$550,081
Convertible debenture (Note 10)	1,775,679	-
Current portion of promissory notes payable (Note 9)	4,576,714	529,752

Total Current Liabilities	6,603,571	1,079,833

Promissory notes payable (Note 9)	-	3,813,750

Total Liabilities	6,603,571	4,893,583

Stockholders’ Equity
Capital stock (Note 11) (Authorized: Unlimited number of shares; Issued and outstanding: 162,358,337 (2011 – 150,678,713))	89,279,798	88,578,045
Treasury stock (Note 12)	(1,343,333)	(1,343,333)
Additional paid in capital (Note 11)	2,044,257	1,476,285
Deficit accumulated during the exploration stage	(64,422,360)	(61,089,743)

Total Stockholders’ Equity	25,558,362	27,621,254

Total Liabilities and Stockholders’ Equity	$32,161,933	$32,514,837

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative
	amounts from
	incorporation	Three month	Three month	Nine month	Nine month
	on July 17,	period	period	period	period
	2006 to	ended	ended	ended	ended
	September 30,	September	September	September	September
	2012	30, 2012	30, 2011	30, 2012	30, 2011

EXPENSES
Amortization (Note 5)	$2,458,606	$45,886	$83,070	$174,387	$258,041
Consulting	2,451,213	82,799	221,147	178,972	371,724
Exploration	15,190,092	338,929	566,494	764,387	1,159,862
General and administrative	7,847,189	214,793	185,795	565,726	388,092
Insurance	1,022,532	28,707	17,275	64,654	34,133
Professional fees	3,246,383	50,312	166,283	195,367	271,263
Research and development	3,474,068	-	-	-	-
Salaries and benefits	7,414,140	284,358	184,321	704,951	465,995
Stock-based compensation (Note 11)	5,728,257	114,863	51,447	314,582	178,642
Travel and entertainment	1,672,200	14,994	43,403	62,233	137,623

Loss before other items	(50,504,680)	(1,175,641)	(1,519,235)	(3,025,259)	(3,265,375)

OTHER ITEMS
Foreign exchange gain (loss)	526,761	143,360	(537,667)	1,124	(320,215)
Loss on transfer of marketable securities	(3,115,889)	-	-	-	-
Gain on settlement of convertible debentures	1,449,948	-	-	-	-
Gain on sale of marketable securities	1,836,011	-	-	-	-
Write-off of mineral interests	(18,091,761)	-	-	-	-
Write-off of land and water rights	(3,100,000)	-	-	-	-
Gain on insurance proceeds	972,761	-	-	-	-
Interest expense	(61,264)	(108,270)	(38,713)	(308,482)	(168,135)
Other income	502,965	-	-	-	-
Gain on disposition of assets (Note 6)	959,281	-	-	-	491,897
Change in fair value of derivative liability (Note 8)	485,358	-	-	-	228,741
Unrealized gain on marketable securities	53,830	-	-	-	-

	(17,581,999)	35,090	(576,380)	(307,358)	232,288

Loss before income taxes	(68,086,679)	(1,140,551)	(2,095,615)	(3,332,617)	(3,033,087)

Deferred income tax recovery	6,522,138	-	-	-	-

Loss and comprehensive loss for the period	$(61,564,541)	$(1,140,551)	$(2,095,615)	$(3,332,617)	$(3,033,087)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of common shares outstanding		158,549,764	150,678,713	153,321,548	150,311,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Canadian Dollars) (Unaudited)

	Cumulative
	amounts from
	incorporation on	Nine month	Nine month
	July 17, 2006 to	period ended	period ended
	September 30,	September 30,	September 30,
	2012	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(61,564,541)	$(3,332,617)	$(3,033,087)
Items not affecting cash:
Amortization	2,458,606	174,387	258,041
Research and development	3,474,068	-	-
Consulting paid with common shares	10,711	-	-
Gain on disposal of assets	(959,281)	-	(491,897)
Convertible debenture costs	(1,312,878)	-	-
Unrealized foreign exchange	699,157	(87,955)	190,875
Stock-based compensation	5,728,257	314,582	178,642
Unrealized gain on marketable securities	(53,830)	-	-
Realized gain on marketable securities	(1,836,011)	-	-
Write-off of mineral properties	18,091,761	-	-
Write-off of land and water rights	3,100,000	-	-
Realized loss on transfer of marketable securities	3,115,889	-	-
Change in fair value of derivative liability	(485,358)	-	(228,741)
Deferred income tax recovery	(6,522,138)	-	-
Accrued interest expense	21,252	-	-
Finance charge	213,362	213,362	-
Accrued interest income	(2,809)	-	-

	(35,823,783)	(2,718,241)	(3,126,167)
Changes in non-cash working capital items:
Increase in prepaids and receivables	(133,493)	(7,885)	(83,447)
Increase (decrease) in accounts payable and accrued liabilities	(811,731)	(298,903)	360,433
Increase in due to related parties	1,163,028	-	-
Asset retirement obligations	(1,065,891)	-	-

	(36,671,870)	(3,025,029)	(2,849,181)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,857,012	-	-
Cash paid for Subsidiary	(11,359,511)	-	-
Spin-out of Golden Predator Corp.	(76,388)	-	-
Restricted cash	(159,400)	-	-
Reclamation bonds	795,785	-	-
Proceeds from sale of marketable securities, net	(4,135,798)	-	-
Proceeds from sale of property, plant and equipment	675,742	-	-
Purchase of property, plant and equipment	(21,258,824)	(3,376)	(56,415)
Proceeds from sale of mineral interests	500,000	-	500,000
Additions to unproven mineral interests	(4,783,673)	(1,610,155)	(184,794)
Recoveries from unproven mineral interests	1,452,095	1,452,095	-

	(33,492,960)	(161,436)	258,791

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	56,223,174	701,753	210,249
Share issuance costs	(1,277,713)	-	-
Special warrants	13,000,000	-	-
Options exercised	384,900	-	43,000
Warrants exercised	11,164,849	-	320,599
Notes payable	(9,966,000)	-	-
Receipt of promissory note	997,000	997,000	-
Convertible debenture	1,994,000	1,994,000	-
Debt issuance costs	(249,827)	(249,827)	-
Payment of promissory note	(1,773,550)	(512,850)	-
Advances from related party	216,500	-	-
Loans advanced to Midway	(2,000,000)	-	-
Loan repayment from Midway	2,000,000	-	-

	70,713,333	2,930,076	573,848

Change in cash during the period	548,503	(256,389)	(2,016,542)
Cash, beginning of period	-	804,892	4,126,424

Cash, end of period	$548,503	$548,503	$2,109,882

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars) (Unaudited)

	Capital Stock
					Deficit Accumulated
	Number of		Additional		During the
	Shares	Amount	Paid in Capital	Treasury	Exploration Stage	Total
		$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-
Private placements	5,000,000	3,500,000	-	-	-	3,500,000
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	(2,857,819)	(2,857,819)
Loss for the period	-	-	-	-	(357,670)	(357,670)
Balance, December 31, 2006	5,000,000	3,500,000	-	-	(3,215,489)	284,511
Private placements	17,577,500	35,155,000	-	-	-	35,155,000
Conversion of special warrants	5,390,000	5,390,000	-	-	-	5,390,000
Exercise of warrants	50,000	75,000	-	-	-	75,000
Share issuance costs – broker’s fees	-	(1,215,074)	99,000	-	-	(1,116,074)
Share issuance costs – shares issued	100,000	100,000	-	-	-	100,000
Shares issued for mineral properties	100,000	100,000	-	-	-	100,000
Stock-based compensation	40,000	40,000	489,562	-	-	529,562
Loss for the year	-	-	-	-	(6,128,912)	(6,128,912)
Balance, December 31, 2007	28,257,500	43,144,926	588,562	-	(9,344,401)	34,389,087
Private placements	5,322,500	10,645,000	-	-	-	10,645,000
Conversion of special warrants	7,610,000	7,610,000	-	-	-	7,610,000
Share issuance costs – broker’s fees	-	(261,638)	-	-	-	(261,638)
Shares issued for mineral properties	110,000	210,000	-	-	-	210,000
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,100,000	143,017	-	-	4,243,017
Acquisition of Great American Minerals Inc.	1,045,775	2,091,550	426,672	-	-	2,518,222
Acquisition of Fury Explorations Ltd.	10,595,814	13,774,558	7,787,783	(2,087,333)	-	19,475,008
Exercise of stock options	6,637,224	10,027,915	(184,265)	-	-	9,843,650
Shares issued for repayment of promissory note	4,728,000	2,364,000	-	-	-	2,364,000
Stock-based compensation	-	-	2,324,458	-	-	2,324,458
Loss for the year	-	-	-	-	(17,968,454)	(17,968,454)
Balance, December 31, 2008	66,356,813	93,706,311	11,086,227	(2,087,333)	(27,312,855)	75,392,350
Private placements	14,500,000	1,190,000	-	-	-	1,190,000
Exercise of stock options	101,000	126,186	(105,986)	-	-	20,200
Shares issued for mineral properties	2,765,643	367,695	-	-	-	367,695
Settlement of convertible debentures	7,336,874	2,934,752	62,903	-	-	2,997,655
Shares issued for consulting	89,254	10,711	-	-	-	10,711
Shares issued for acquisition of TTS	19,037,386	2,094,112	-	-	-	2,094,112
Stock-based compensation before spin-out	-	-	836,240	-	-	836,240
Spin-out of GPD	-	(18,540,194)	(11,879,384)	-	-	(30,419,578)
Stock-based compensation after spin-out	-	-	979,611	-	-	979,611
Loss for the year	-	-	-	-	(21,645,581)	(21,645,581)
Balance, December 31, 2009	110,186,970	81,889,573	979,611	(2,087,333)	(48,958,436)	31,823,415
Private placements	30,252,442	4,700,312	454,768	-	-	5,155,080
Exercise of stock options	1,320,000	456,602	(226,302)	-	-	230,300
Exercise of warrants	7,300,000	1,092,000	-	-	-	1,092,000
Stock-based compensation	-	-	795,268	-	-	795,268
Loss for the year	-	-	-	-	(4,722,755)	(4,722,755)
Balance, December 31, 2010	149,059,412	88,138,487	2,003,345	(2,087,333)	(53,681,191)	34,373,308
Exercise of stock options	250,000	118,959	(75,959)	-	-	43,000
Exercise/expiry of warrants	1,369,301	320,599	(744,000)	744,000	-	320,599
Stock-based compensation	-	-	292,899	-	-	292,899
Loss for the year	-	-	-	-	(7,408,552)	(7,408,552)
Balance, December 31, 2011	150,678,713	88,578,045	1,476,285	(1,343,333)	(61,089,743)	27,621,254
Private placements	11,679,624	701,753	-	-	-	701,753
Stock-based compensation	-	-	314,582	-	-	314,582
Issue of convertible debenture warrants	-	-	253,390	-	-	253,390
Loss for the period	-	-	-	-	(3,332,617)	(3,332,617)
Balance, September 30, 2012	162,358,337	89,279,798	2,044,257	(1,343,333)	(64,422,360)	25,558,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company’s principal properties are located in the United States, Australia, and Norway. The Company’s principal asset, the Springer Tungsten mine and mill, is currently not operating, and the Company is now working to restart mine operations because of a sustained tightening of supply and accompanying price increases in tungsten markets. To September 30, 2012, the Company has not commenced production and has generated no revenue. The Company’s remaining properties are in the exploration or pre- exploration stage. As such, the Company is in the exploration stage and anticipates incurring significant expenditures prior to commencement of milling operations.

These condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to restart its Springer tungsten mill and advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing or maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently working on securing additional financing to meet its needs and/or restructuring certain obligations; however there is no guarantee that these efforts will be successful. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected. The inability to raise additional financing may affect the future assessment of the Company as a going concern.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on February 14, 2012. Operating results for the three- month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

Use of estimates

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Fair value of financial assets and liabilities

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$707,903	$707,903	$—	$—
Investments in trading securities	$2,250	$2,250	$—	$—

Total	$710,153	$710,153	$—	$—

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

At September 30, 2012, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of September 30, 2012, the fair value of trading securities was $2,250 (December 31, 2011 – $2,250).

4.	RESTRICTED CASH

The Company has a Bank of Montreal line of credit of up to $159,400 as a deposit on the Company’s Vancouver office lease and is secured by a short-term investment of $159,400 bearing interest at prime less 2.05% maturing on May 8, 2014, contemporaneous with the date the office lease expires.

5.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2012			December 31, 2011

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Land and water rights	$4,673,958	$-	$4,673,958	$4,673,958	$-	$4,673,958
Plant and equipment	25,618,528	-	25,618,528	25,618,528	-	25,618,528
Cosgrave plant and equipment	375,763	359,672	16,091	375,763	303,308	72,455
Building	222,685	54,788	167,897	222,685	46,438	176,247
Automobiles	179,767	166,280	13,487	179,767	159,432	20,335
Computer equipment	368,073	364,406	3,667	364,697	363,888	809
Small tools and equipment	963,537	963,537	-	963,537	863,583	99,954
Office equipment	134,691	122,904	11,787	134,691	120,551	14,140

	$32,537,002	$2,031,587	$30,505,415	$32,533,626	$1,857,200	$30,676,426

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which is currently under care and maintenance.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT (cont’d…)

Impairment of land and water rights

During the year ended December 31, 2011, the Company reviewed the carrying value of its land and water rights for impairment and compared the carrying value to the estimated recoverable amount and wrote down its land and water rights by $3,100,000.

6.	MINERAL INTERESTS

September 30, 2012	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2011	$482,260	$197,451	$679,711
Additions	66,611	-	66,611
Balance, September 30, 2012	$548,871	$197,451	$746,322

December 31, 2011	Other	Tungsten	Total

Acquisition costs
Balance, December 31, 2010	$300,000	$203,020	$503,020
Additions	182,260	2,534	184,794
Sold	-	(8,103)	(8,103)
Balance, December 31, 2011	$482,260	$197,451	$679,711

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

a)

Incur exploration and metallurgical work expenditures of A$500,000 (CAD$466,000) within 180 business days of the conditions precedent being satisfied, or pay cash in lieu thereof. The Company received a six month extension to complete its exploration spending commitment, which it met in advance of the extended deadline in the period ended June 30 2011.

b)	Deliver a feasibility study on the Nyngan Scandium Project to Jervois, and pay Jervois an additional cash payment of A$1,300,000 plus GST, by a deadline of February 28, 2012.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

6.	MINERAL INTERESTS (cont’d…)

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

d)

On March 23, 2012, the Company announced that, following discussions with Jervois, the parties agreed to engage in further without prejudice communications in an attempt to resolve the dispute. Those discussions have now ceased and on June 22, 2012, the Company received notification that Jervois had filed a lawsuit against it in the Supreme Court of Victoria, Australia. The lawsuit contends that JV Agreement was automatically terminated because the Report delivered by EMC failed to meet the standards set out in the agreement and that EMC must remove legal claims placed on the Nyngan property by EMC that prevent Jervois from transferring property interests.

	e)	On 20 August 2012, EMC filed its formal defense and a counterclaim with the Supreme Court in Victoria, Australia. In its counterclaim, EMC has sought relief that includes:
•	a declaration that it satisfied the earn-in conditions set out in clause 6.2 of the Joint Venture Agreement,
•	a declaration that upon payment to Jervois of the sum of AUD1.3 million (plus GST), EMC is entitled to a 50% interest in the Joint Venture, and
•	damages to compensate EMC for the loss that it has suffered as a result of Jervois wrongfully treating the Joint Venture as terminated.

f)

The Court directed that the proceeding first be referred to a court-approved mediation, assisted by an independent facilitator. The mediation took place on September 27, 2012. A settlement did not result. The Supreme Court proceedings will therefore continue, and EMC will vigorously prosecute its defense and counterclaim.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

8.	DERIVATIVE LIABILITY (cont’d…)

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

9.	PROMISSORY NOTES PAYABLE

		September	December 31,
		30, 2012	2011

Promissory note with a principal balance of US$500,000, bearing interest at prime per annum, maturing June 30, 2012 due to a director of the Company secured by the stock of a subsidiary company.		$-	$529,752

Promissory note with a principal balance of US$ 3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for US$6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of US$3,000,000 consisting of a cash payment of US$1,000,000 and 4,728,000 units of the Company equity valued at US$2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at CDN$0.75 each and exercisable for a period of two years.		3,688,875	3,813,750

During the period ended September 30, 2012 the Company completed a USD$3,000,000 loan financing (note 10) which included a USD $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance less financing and costs which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $887,839 upon deducting a debt discount of $131,261 from the principal balance of $1,019,100 (USD $1,000,000). The note payable is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.

		887,839	-
		4,576,714	4,343,502

Less: current portion		(4,576,714)	(529,752)

	$	Nil	$3,813,750

10.	CONVERTIBLE DEBENTURE

On February 17, 2012, the Company completed a USD $3,000,000 loan financing consisting of a term loan of USD $1,000,000 (Note 9), a convertible debenture of USD $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum. The lender may convert a maximum of USD $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. There was no beneficial conversion feature associated with the conversion option. The warrants are exercisable at $0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing cost of $249,827 and also issued 750,000 purchase warrants exercisable at $0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,775,679 upon deducting a debt discount of $262,521 from the principal balance of $2,038,200 (USD $2,000,000).

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On July 24, 2012, the Company issued 11,679,624 common shares at a value of $0.06 per common share for total proceeds of $701,753.

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
September 30, 2012
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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options

		Weighted average		Weighted average
	Number	exercise price	Number	exercise price

Outstanding, December 31, 2010	23,792,485	$1.82	11,473,750	$0.18
Granted	-	-	1,470,000	0.28
Cancelled	(22,423,184)	1.97	(845,000)	0.22
Exercised	(1,369,301)	0.24	(250,000)	0.17

Outstanding, December 31, 2011	-	-	11,848,750	0.19
Granted	3,750,000	0.20	3,885,000	0.08
Cancelled	-	-	(2,187,500)	0.28
Exercised	-	-	-	-

Outstanding, September 30, 2012	3,750,000	$0.20	13,546,250	$0.14

Number currently exercisable	3,750,000	$0.20	12,508,250	$0.14

As at September 30, 2012, incentive stock options were outstanding as follows:

	Number of	Exercise
	options	Price	Expiry Date

Options	90,000	$0.390	January 18, 2013
	152,500	0.200	February 25, 2013
	65,000	2.000	February 25, 2013
	25,000	0.200	March 4, 2013
	120,000	0.310	April 27, 2013
	55,000	0.200	May 13, 2013
	645,000	0.200	October 31, 2013
	537,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,020,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	200,000	0.105	December 16, 2014
	626,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	1,550,000	0.070	August 8, 2017

	13,546,250

As at September 30, 2012, warrants were outstanding as follows:

	Number of	Exercise
Warrants	Warrants	Price	Expiry Date

	3,750,000	$0.20	February 15, 2014

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Expressed in Canadian Dollars) (Unaudited)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the nine months ended September 30, 2012, the Company recognized stock-based compensation of $314,582 (September 30, 2011 - $178,642) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were 3,885,000 stock options issued during the nine months ended September 30, 2012 (September 30, 2011 – 1,470,000).

The weighted average fair value of the options granted in the period was $0.08 (2011 - $0.31).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2012	2011

Risk-free interest rate	1.56%	2.44%
Expected life	5 years	4.36 years
Volatility	137.03%	127.51%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

12.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2012	1,033,333	$1,343,333

	1,033,333	$1,343,333

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

13.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

September 30,2012	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$30,505,415	$30,505,415
Mineral interests	248,871	300,000	197,451	746,322
	$248,871	$300,000	$30,702,866	$31,251,737

December 31,2011	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$30,676,426	$30,676,426
Mineral interests	182,260	300,000	197,451	679,711
	$182,260	$300,000	$30,873,877	$31,356,137

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2012	2011
Cash paid during the nine months ended September 30 for interest	$310,957	$129,422
Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions for the nine month period ended September 30, 2012 include the Company granting 750,000 share purchase warrants at a value of $58,510 as finder’s fees pursuant to the promissory note and convertible debenture financings. (Note 10).

There were no significant non cash transactions for the nine month period ended September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between June 30, 2012 and September 30, 2012 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended September 30, 2011 and the three-month period ended September 30, 2012. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The information contained within this report is current as of November 14, 2012 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

Overview

EMC is a specialty metals and alloys company focusing on tungsten, molybdenum, scandium, vanadium, and other specialty metals. The Company intends to utilize its know-how and, in certain instances, patented technologies to maximize opportunities in these and other specialty metals.

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

The Company is also asserting it has earned a 50% interest in the Nyngan scandium project in New South Wales, Australia although this interest is under dispute with our partner, Jervois Mining Limited. We also own the Carlin vanadium property in Nevada, USA and four other specialty metals properties: the Fairfield scandium property (Utah, USA), and Hogtuva beryllium property (central Norway) and two scandium plus specialty metals properties in southern Norway (Tordal and Evje-Iveland).

The Company acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during the prior year, which it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s focus during the quarter regarding Springer Mine included maintaining that asset on standby mode, and organizing, planning and pursuing mine and mill restart. A formal sale process on the Springer asset, initiated in September 2010, was terminated in March 2012, consistent with the restart strategy.

The Company advanced the Nyngan scandium project during the first quarter of 2012 through metallurgical work, process definition, and optimization work. During February, 2012, the Company completed and presented to our joint venture partner a NI 43-101 compliant report entitled “Technical Report on the Feasibility of the Nyngan Scandium Project”. On February 27, 2012, we received written notice, which we dispute, from our joint venture partner, Jervois Mining Ltd. (“Jervois”), that we had failed to meet certain Agreement earn-in milestones. On June 22, 2012 we received notification that Jervois had filed a lawsuit against us in the Supreme Court of Victoria, Australia. On August 22, 2012, we filed a formal defense and counterclaim in the Supreme Court seeking a declaration from Jervois that we have achieved the earn-in and seeking damages resulting from Jervois wrongfully treating the joint venture as terminated. We will take all lawful steps to secure our proprietary rights to the 50% joint venture interest and to pursue damages resulting from Jervois’ wrongful actions. Please see additional discussion in the following Principal Properties section.

Principal Properties Review

Springer Tungsten: The Springer Tungsten Mine (“Springer”), located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in late 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding, flotation circuits and an APT (ammonium paratungstate) plant. Springer operated for less than a full year in 1982 before being put on care and maintenance by GE. Since acquiring Springer in 2006, EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements, resource exploration, process automation and a mill throughput expansion.

On September 20, 2012 we announced the results of a Preliminary Economic Assessment (“PEA”), including an updated resource estimate. The PEA was prepared for EMC by Associated Geosciences LTD. of Calgary, Alberta, Canada, and Practical Mining LLC. of Elko, Nevada, USA, both independent mining industry consultants. The PEA provides the first NI 43-101 compliant economic analysis on Springer, and was commissioned as part of EMC’s planned restart of the Springer mining and milling operations.

Highlights from the PEA/Resource Update:

  Project restart is economic, feasible, and supported by current tungsten prices, based on a five year NI 43- 101 production resource;
  Five year mine life NPV of $22.8 million (8% discount, constant dollar, after tax);
  IRR of 47% on restart capital of $30 million;
  Indicated resource increase of 81,000 tons (+29.6%) over previous resource estimate;
  Inferred resource increase of 837,600 tons (+76.3%) over previous resource estimate;
  New resource added on western side of the property, no previous resource estimate; and
  Average annual tungsten (WO3 ) production of 134,960 MTU (total 674,790 MTU).

The PEA updates the resource estimate published in a prior NI 43-101 Technical Report titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Springer Facility- Sutton Beds, Nevada, USA” prepared by SRK Consulting of Lakewood, Colorado, filed on SEDAR in May, 2009. The PEA both increases the resource tonnage and also adds an economic estimate to the project in restart. The resource update also adds tonnage on the western side of the property, where no resource had previously been established, despite having been the site of historic tungsten production. The western resource has exciting potential for Springer, because the historic production records and current NI 43-101 drilling confirm superior tungsten grades, albeit at narrower vein widths.

The financial analysis of the mine restart, based on the current NI 43-101 resource, defines a 5 year mine life. The overall financial results, as presented in the PEA, are as follows:

Key Performance Measures	Financial
Summary	Result
(US$)
Capital Cost (millions)*	$29.8

Average Annual Revenue (millions)	$43.2
Average Annual Operating Cost (millions)	$25.0
Average Operating Cost ($/MTU)	$186
Average Annual EBITDA (millions)	$17.8

Constant Dollar NPV (8%)	$22.8
Constant Dollar NPV (10%)	$20.1

Internal Rate of Return (IRR)	47%
WO3 Concentrate Price Assumption/MTU	$320
(based on 80% of $400/MTU 24 month APT price)
*NOTE: Includes working capital and contingency

NOTE: A metric tonne unit (MTU) is the standard unit of measure for tungsten in trading markets. One MTU equals 22.04 pounds of contained WO3, or 100th of a tonne of WO3.

The mine plan in the PEA calls for the conversion of the existing Sutton Mine from a cut and fill operation, as designed by the prior operator, the General Electric Company (“GE”), to a modern longhole mining operation---more properly termed end-slicing. Sutton will be re-developed with ramps connecting drifts at various levels, modern rubber-tired equipment, and production and mine access utilizing both the existing shaft/hoist house and a new mine adit approaching mineralized beds from lower elevation ground to the south.

The mine plan also calls for a second independent mining operation at O’Byrne, on the western side of the granite intrusion, utilizing the same mining techniques and equipment, with twin adit access. The hilly topography in the western beds lends itself to declined adit techniques that achieve sufficient depth to make for economic development.

The updated NI 43-101 resource provides for 4.8 years of mining from Sutton, and only 1.5 years from O’Byrne, but at substantially higher grades.

This updated resource, included in the PEA, is as follows:

Springer Mine - Mineral Resource Statement of Resources
	Cut-Off Grade	Resource	Grade	Contained Tungsten Units
Resource Category	WO3	Tons	WO3	STU's	MTU's

Indicated Total (Sutton only)	0.20%	355,000	0.537%	190,635	172,990

Inferred (by location)
Sutton Resource	0.20%	1,616,000	0.459%	741,744	673,089
George Resource	0.20%	143,950	0.423%	60,863	55,230
O'Byrne Resource	0.20%	173,670	0.862%	149,719	135,861
Inferred Total	0.20%	1,933,620	0.493%	952,326	864,180

Note: a short ton unit (STU) = 20 lbs. WO3 : a metric tonne unit (MTU) = 22.04 lbs. WO3

The effective date of each estimate of mineral resources above is August 20, 2012.

The existing mill at Springer has benefitted from considerable investment since the purchase from GE in 2006, although there is still important change and investment left to make prior to restart. The process flowsheet calls for the production of a 65% WO3 scheelite concentrate, using modern gravity separation techniques and traditional flotation circuits. There are no plans to utilize the digester system or the APT (ammonium paratungstate) plant on site at this time.

Permitting and environmental matters are largely in place, although the Company is currently seeking a right of way from the US Bureau of Land Management for rights to re-install a tailings pipeline to an existing tailings pond, planned to be put into service to secure mill tailings not backfilled into the mine.

Project economics assume a two year trailing average constant dollar $400/MTU APT price, and derive a concentrate price from that benchmark tungsten price, which is publically quoted. All dollar amounts for costs are also considered to be constant dollar—no escalation for inflation has been considered, and thus the 8% discount rate applied to cash flows to generate Net Present Values (“NPV’s”) should also be considered a constant dollar rate.

Economics do not assume any economic recovery of molybdenum disulphide (MoS2). There is no molybdenum resource established for the property which corresponds to the mineable tungsten resource, therefore no co-product credit in the PEA. There is capital included in the $30 million total restart estimate to separate (float) molybdenum, because it has historically been present in the resource and must be removed from concentrates to meet customer product specifications.

First concentrate production is expected in December 2013, or Q1 2014.

The NI 43-101compliant Technical Report, titled “Preliminary Economic Assessment on the Springer Tungsten Mine, Pershing County, Nevada, USA”, (the “PEA”), was filed on SEDAR October 2, 2012 and is available for public review at www.sedar.com.

The earlier NI 43-101 compliant resource technical report on the Springer property, independently prepared by Dr. Bart Stryhas of SRK Consulting Engineers and Scientists of Lakewood, Colorado, titled, “NI 43-101 Technical Report on Resources Springer Facility- Sutton Beds, Nevada, USA,” is dated May 15, 2009, was filed on SEDAR on May 26, 2009 and is also available for public review at www.sedar.com.

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

On August 20, 2012, EMC filed its formal defense and a counterclaim with the Supreme Court in Victoria, Australia. In its counterclaim, EMC has sought relief that includes:

  A declaration from Jervois that EMC satisfied the earn-in conditions set out in clause 6.2 of the Joint Venture Agreement and that upon payment to Jervois of the sum of AUD$1.3 million (plus GST), EMC is entitled to a 50% interest in the Joint Venture, and

  A damages award, to compensate EMC for the loss and damage that it has suffered as a result of Jervois wrongfully treating the joint venture as terminated. The damages counterclaim pleaded by EMC specifically relates to the delay that Jervois has caused to the project, associated losses to the project, and costs suffered by EMC, ranging up to AUD$100 million.

The Court directed that the proceeding first be referred to a court-approved mediation, assisted by an independent facilitator, and that such mediation take place by October 1, 2012.

The mediation took place on September 27, 2012. A settlement did not result.

The Supreme Court proceedings will therefore continue, and EMC will vigorously prosecute its defense and counterclaim. Both the defense and counterclaim pleadings are publicly available from the Court in Victoria, Australia.

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

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project, located approximately 40 kilometers south of Elko, Nevada, USA. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Carlin Vanadium Project, Carlin, Nevada”, prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5% V2O5 for a total of 289 million pounds of total contained V2O5, as outlined below:

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

On July 30, 2012, the Company announced that it had completed a private placement of 11,679,624 common shares of the Company at a price of $0.06 per share for gross proceeds of $701,753. The proceeds from the financing will be used for general working capital and restart work on the Springer Tungsten Mine.

On August 8, 2012 the Company issued 1,550,000 stock options with an exercise price of $0.07 per share, exercisable until August 8, 2017 to directors, officers, and employees of the Company.

Operating results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility. The Company believes that it has fulfilled its commitments in respect of the Nyngan Joint Venture with Jervois Mining Limited.

Summary of quarterly results

	2012			2011				2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(1,140,551)	(1,386,161)	(805,905)	(4,375,465)	(2,095,615)	(590,022)	(347,450)	(1,341,524)
Basic and
diluted
Net Income	(0.01)	(0.01)	(0.00)	(0.03)	(0.01)	(0.01)	(0.00)	(0.01)
(Loss) per share

Results of Operations for the three months ended September 30, 2012

The net loss for the quarter was $1,140,551, a decrease of $955,064 from $2,095,615 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Q3 2012 vs. Q3 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Foreign exchange	$681,027

Foreign exchange losses and gains result from the holding of short and long term obligations (most notably US dollar denominated debenture and notes payable totalling US$6.7 million) and cash in currencies other than Canadian dollars (primarily US dollars). The Canadian dollar strengthened against other currencies in Q3, 2012. The Canadian dollar weakened against other currencies during the comparable quarter of 2011, resulting in a $681,027 favourable variance between the quarters.

Exploration	$227,565	Q3 of 2012 expenses reflected lower activity levels on Nyngan project metallurgical work.

Consulting	$138,348

During the first three quarters of 2011 EMC contracted for a significant portion of its administrative services. During the second half of 2011, the Company replaced contract expenses with direct office and staff, resulting in a decrease in consulting expenses.

Professional fees	$115,971	Decrease in non-recurring expenses in 2012 resulting from one-time costs to complete our US filer status in 2011.

Amortization	$37,184	Lower depreciation costs reflect an increase in fully depreciated assets at the Springer mine.

Travel and entertainment	$28,409	Lower travel costs incurred in Q3, 2012 as exploration work at Nyngan was completed in early 2012.

Insurance	($11,432)	Higher insurance policy costs, providing broader coverage led to this unfavorable variance.

General and administrative	($28,998)	Increased G&A expenses relate to the non-cash amortization of costs associated with Q1, 2012 financing. No such costs were incurred in the third quarter of 2011.

Stock based compensation	($63,416)	During Q3, 2012 stock options were issued. In the comparable period in 2011 fewer options were issued resulting in lower stock based compensation costs at that time.

Interest expense	($69,557)	Monthly interest due on incurrence of convertible debt during February 2012 resulted in a higher interest expense during the current quarter when compared with the same quarter of 2011.

Salaries and benefits	($100,037)	During the first three quarters of 2011 EMC contracted for a significant portion of its

Q3 2012 vs. Q3 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
administrative services. During the second half of 2011, the Company replaced contract expenses with direct office and staff resulting in increased salary expenses.

Results of Operations for the nine months ended September 30, 2012

The net loss for the nine month period was $3,332,617, an increase of $299,530 from $3,033,087 in the same period of the prior year, mainly as a result of a non-recurring gain on the sale of the Fostung property during 2011. Details of the individual items contributing to the increased net loss are as follows:

Nine months ended September 30 2012 vs. nine months ended September 30, 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on disposition of assets	($491,897)	In the second quarter of 2011 the Company disposed of the Fostung property for a profit of $491,897. No such disposal took place in Q2 2012.

Salaries and benefits	($238,956)	Negative variance is due primarily to the replacement of contracted administrative services with direct office and staff during the second half of 2011 and through 2012.

Change in fair value of derivative liability	($228,741)	A one-time (non-cash), non-recurring valuation recognition event was taken in Q1 of 2011, resulting in the negative variance to 2012.

General and administrative	($177,634)	The increased costs relates to the amortization of costs related to the issuance of the convertible debt which are amortized over the life of the convertible debt, equipment repairs at Springer, TSX fees and overall increased activity levels from one year ago.

Interest expense	($140,347)	Monthly interest due on incurrence of convertible debt during February 2012 resulted in a higher interest expense during the 9 month period ended September 30, 2012 when compared with the same period of 2011.

Stock-based compensation	($135,940)	During the first 9 months of 2012, stock options were issued. 75% of these options vested immediately which resulted in immediate expensing of this non- cash item. Fewer stock options were issued during the same period of 2011 and contained longer vesting provisions.

Nine months ended September 30 2012 vs. nine months ended September 30, 2011 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Insurance	($30,521)	Higher insurance policy costs, providing broader coverage led to this unfavorable variance.

Travel and entertainment	$75,390	Lower travel costs have been incurred in 2012 as exploration work at Nyngan was completed early in 2012.

Professional fees	$75,896

Lower audit, legal and professional costs are as a result of costs being incurred in 2011 to allow the Company to report as a United States reporting entity. These types of costs were not incurred in 2012. Also in 2011 the acquisition of new properties and disposition of the Fostung resulted in legal costs of the type that were not incurred in 2012.

Amortization	$83,654	Certain assets were fully amortized in the year ending December 31, 2011.

Consulting	$192,752	In-house staff in 2012 replaced administrative consulting costs in 2011.

Foreign exchange	$321,339

Foreign exchange losses and gains result from the holding of short and long term obligations (most notably US dollar denominated debenture and notes payable totalling US$6.7 million) and cash in currencies other than Canadian dollars (primarily US dollars). The Canadian dollar strengthened against other currencies during the first nine months of 2012 offsetting the exchange loss suffered on the funds sent and returned for the Nyngan project. The Canadian dollar weakened against other currencies during the comparable nine months of 2011. This swing resulted in the $321,339 favourable variance this year.

Cash flow discussion for the nine months ended September 30, 2012 compared to September 30, 2011

The cash outflow for operating activities was $3,025,029, an increase of $175,848 (September 30, 2011 – $2,849,181), due to increased activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period.

Cash outflows for investing activities increased by $420,227 to $161,436 (September 30, 2011 – $258,791 (cash inflow)) due to the payment of $66,611 for the Company’s buy-in on the Hogtuva property in Norway, the purchase of computer hardware for the Sparks office and a foreign exchange loss related to the Nyngan project earn-in.

Cash inflows from financing activities increased by $2,356,228 to $2,930,076 (September 30, 2011 - $573,848), reflecting issuance of a convertible debenture in February and the closing of a private placement in July. These financing inflows were partially offset by the repayment of a promissory note.

Financial Position

Cash

The Company' s cash position decreased during the nine month period by $256,389, to $548,503 (December 31, 2011 - $804,892) primarily due to ongoing operational costs and the repayment of a promissory note of US$500,000. This was partially offset by the issuance of a convertible debenture for US$3,000,000 and the closing of a private placement in July of $701,753.

Marketable securities

Marketable securities remain unchanged at $2,250 (December 31, 2011 - $2,250).

Property, plant and equipment

Property plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $171,011 to $30,505,415 (December 2011 - $30,676,426) is due to amortization of net fixed assets.

Mineral interests

Mineral interests increased by $66,611 to $746,322 (December 31, 2011 - $679,711) because of a progress payment on the Hogtuva property in Norway.

Accounts Payable

Accounts Payable has decreased by $298,903 to $251,178 (December 2011 - $550,081) due to a general decrease in activity from the year-end.

Convertible Debenture

During February 2012, a debenture of US$3,000,000 was issued. The amount reflected in the balance sheet represents the convertible portion of the debenture, less payments of legal and commission fees.

Promissory note payable - current portion

The current promissory note payable increased by $4,576,714 to $Nil (December 31, 2011 - $529,752) which is attributable to the note portion of the financing taken out in February of this year becoming due within the next 12 months as well as the note entered into to acquire land and water rights at the Springer mine becoming due on July 3, 2013.

Promissory note payable - long-term portion

The long-term promissory note payable decreased by 3,813,750 to nil (December 31, 2011 - $3,813,750) due to the reclassification of of the non-convertible portion of the February 2012 convertible debenture to a current liability.

Capital Stock

Capital stock increased by $701,753 to $89,279,798 (December 31, 2011 - $88,578,045) as a result of the private placement completed in July.

Additional paid-in capital increased by $567,972, to $2,044,257 (December 31, 2011 - $1,476,285) as a result of the warrants issued in association with the convertible debt financing and the expensing of stock options.

Liquidity and Capital Resources

At September 30, 2012, the Company had a working capital of ($5,852,775) including cash of $548,503 as compared to a working capital of ($80,533) including cash of $804,892 at December 31, 2011. Also included in working capital, at June 30, 2012, were marketable securities with a market value of $2,250 (December 31, 2011 - $2,250).

During the nine month period ended September 30, 2012, the Company received cash of $701,753 (2011 - $210,249) for stock issuances. At September 30, 2012, the Company had 3,750,000 share purchase warrants exercisable at $0.20 per share which have the potential upon exercise to convert to approximately $750,000 in cash over the next two years. Further, a total of 13,546,250 stock options exercisable between $0.07 and $2.00 have the potential upon exercise to generate a total of $1,947,363 in cash over the next four and three quarter' s years. There is no assurance that these securities will be exercised.

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

We expect these commitments will be funded from available cash when due in 2013, although US$2,000,000 of the debenture is convertible, at the lender' s discretion, to shares of the Company. The Company will need additional funding to meet the commitments shown above and will seek to raise additional equity financing in the short term or restructure certain obligations.

The Company' s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report the Company has 162,358,337 issued and outstanding common shares, 13,546,250 stock options currently outstanding at a weighted average exercise price of $0.14, and 3,750,000 warrants currently outstanding at a weighted average exercise price of $0.20.

Off-balance sheet arrangements

At September 30, 2012, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

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

Financial instruments and other risks

The Company' s financial instruments consist of cash, investments in trading securities, subscriptions receivable, receivables, accounts payable and accrued liabilities, due to related parties, convertible debentures and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

Risk Factors

Prior to making an investment decision investors should consider the investment risks set out below and those described elsewhere in this document, which are in addition to the usual risks associated with an investment in a business at an early stage of development. The directors of the Company consider the risks set out below to be the most significant to potential investors in the Company, but are not all of the risks associated with an investment in securities of the Company. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which the Directors are currently unaware, or which they consider not to be material in relation to the Group's business, actually occur, the Group's assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, are likely to be materially and adversely affected. In such circumstances, the price of the Company' s securities could decline and investors may lose all or part of their investment.

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

Volatile demand for tungsten and other metals and the volatile prices for tungsten and other metals may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its tungsten and other mineral projects with the possible loss of the rights to such properties. If exploration or the development of any mine is delayed, such delay would have a material and adverse effect on the Company' s business, financial condition and results of operation.

Stage of Development

The Company' s properties are in the exploration stage and the Company does not have an operating history. Exploration and development of mineral resources involves a high degree of risk and few properties which are explored are ultimately developed into producing properties. The amounts attributed to the Company' s interest in its properties as reflected in its financial statements represent acquisition and exploration expenses and should not be taken to represent realizable value. There is no assurance that the Company' s exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Company' s operations will be in part directly related to the cost and success of its exploration programs, which may be affected by a number of factors such as unusual or unexpected geological formations, and other conditions. As a result of the Company' s lack of operating history, it also faces many of the risks inherent in starting a new business.

Profitability of Operations

The Company is not currently operating profitably and it should be anticipated that it will operate at a loss at least until such time as production is achieved from one of the Company' s properties, if production is, in fact, ever achieved. The Company has never earned a profit. Investors also cannot expect to receive any dividends on their investment in the foreseeable future.

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

Fluctuations in Metal Prices

Although the Company does not hold any known mineral reserves of any kind, its future revenues, if any, are expected to be in large part derived from the future mining and sale of tungsten and other metals or interests related thereto. The prices of these commodities have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the Company' s control including international economic and political conditions, expectations of inflation, international currency exchange rates, interest rates, global or regional consumption patterns, speculative activities, levels of supply and demand, increased production due to new mine developments and improved mining and production methods, availability and costs of metal substitutes, metal stock levels maintained by producers and others and inventory carrying costs. The effect of these factors on the prices of tungsten and other metals, and therefore the economic viability of the Company' s operations, cannot be accurately predicted.

Depending on the price obtained for any minerals produced, the Company may determine that it is impractical to commence or continue commercial production.

EMC Metals Corp.' s Operations are Subject to Operational Risks and Hazards Inherent in the Mining Industry

The Company' s business is subject to a number of inherent risks and hazards, including environmental pollution; accidents; industrial and transportation accidents, which may involve hazardous materials; labor disputes; power disruptions; catastrophic accidents; failure of plant and equipment to function correctly; the inability to obtain suitable or adequate equipment; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures, ground movements, tailings, pipeline and dam failures and cave-ins; and encountering unusual or unexpected geological conditions and technical failure of mining methods.

There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company' s tungsten and other mineral properties, personal injury or death, environmental damage, delays in the Company' s exploration or development activities, costs, monetary losses and potential legal liability and adverse governmental action, all of which could have a material and adverse effect on the Company' s future cash flows, earnings, results of operations and financial condition.

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

Currency Risk

The Company maintains accounts in Canadian and American currency. The Company' s equity financings are sourced in Canadian dollars but for the most part it incurs its expenditures in local currencies or in US dollars. The Company' s operations are subject to foreign currency fluctuations and such fluctuations may materially affect the Company' s financial position and results. The Company does not engage in currency hedging activities.

Environmental Risks and Hazards

All phases of the Company' s operations are subject to environmental regulation in the jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the general, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company' s operations. Environmental hazards may exist on the properties which are unknown to the Company at present and which have been caused by previous or existing owners or operators of the properties. Reclamation costs are uncertain and planned expenditures estimated by management may differ from the actual expenditures required.

Government Regulation

The Company' s mineral exploration and planned development activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. Although the Company believes its exploration and development activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development.

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

EMC has no History of Mineral Production or Mining Operations

The Company has never had tungsten and other mineral producing properties. There is no assurance that commercial quantities of tungsten and other minerals will be discovered at the Properties or other future properties nor is there any assurance that the Company' s exploration program thereon will yield positive results. Even if commercial quantities of tungsten and other minerals are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where tungsten and other mineral resources can profitably be produced therefrom. Factors which may limit the ability of the Company to produce tungsten and other mineral resources from its properties include, but are not limited to, the spot prices of tungsten and other metals, availability of additional capital and financing and the nature of any mineral deposits.

The Company does not have a history of mining operations and there is no assurance that it will produce revenue, operate profitably or provide a return on investment in the future.

Future Sales of Common Shares by Existing Shareholders

Sales of a large number of Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company' s ability to raise capital through future sales of Common Shares. Substantially all of the Common Shares can be resold without material restriction in Canada.

No Assurance of Titles or Borders

The acquisition of the right to exploit mineral properties is a very detailed and time consuming process. There can be no guarantee that the Company has acquired title to any such surface or mineral rights or that such rights will be obtained in the future. To the extent they are obtained, titles to the Company' s surface or mineral properties may be challenged or impugned and title insurance is generally not available. The Company' s surface or mineral properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by, among other things, undetected defects. Such third party claims could have a material adverse impact on the Company' s operations.

Information Regarding Forward-Looking Statements

This Management' s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of tungsten and other metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as "plans", "expects" or "does not expect", "is expected", "budget", "scheduled", "estimates", "forecasts", "intends", "anticipates" or "does not anticipate", or "believes" or variations of such words and phrases, or statements that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of tungsten and other metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company' s management for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company took into consideration the following three characteristics common to companies of a similar size:

  The limited number of personnel in smaller companies, which constrains the Company' s ability to fully segregate conflicting duties;

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

Date: November 14, 2012

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer