Form 10-K/A
period 2012-12-31
EMC METALS CORP.
filed 2013-04-26
CIK 1408146

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
$6,462,455 as at June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
165,358,337 common shares as at April 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2012.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at April 19, 2013, one Canadian dollar was equal to approximately $0.97 in U.S. Currency.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
George Putnam	59	President, Chief Executive Officer and Director	May 3, 2010
Willem P.C. Duyvesteyn	68	Chief Technology Officer and Director	December 16, 2009
William B. Harris	66	Chairman of the Board and Director	June 15, 2007
Barry Davies	63	Director	January 20, 2010
John W. Grubb	66	Director	June 14, 2012
Warren K. Davis	68	Director	May 30, 2012
Edward Dickinson	66	Chief Financial Officer	September 1, 2011
John Thompson	65	Vice President of Project Development	March 8, 2011
Adam Knight	43	Vice President and General Manager, Springer Tungsten Mine	June 5, 2012

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

For the following reasons, the Board concluded that Mr. Putnam should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Putnam’s extensive experience in the mineral exploration industry brings essential management skills to the Board.

Willem P.C. Duyvesteyn, Chief Technical Officer and Director. Mr. Duyvesteyn has over 40 years experience in the mining, mineral and energy industries. He is the founder and former CEO of TTS, a company involved in the development and commercialization of various mineral and energy related processes and projects. TTS was acquired by us in 2009. Prior to forming TTS, Mr. Duyvesteyn was Vice President and General Manager Minerals Technology for BHP (now BHP-Billiton) for more than 10 years. Prior to BHP, he was associated with AMAX Inc., previously a NYSE listed corporation, as director of Laterite Nickel projects where he led various multi-million dollar development programs for nickel technology. While employed with Anglo American he was a member of the team that developed the large scale copper solvent extraction technology that is now universally employed by copper miners. Mr. Duyvesteyn is a member of numerous technical organizations in the mining, processing and chemical fields: AIME and CIM. His technical expertise covers a very large spectrum of elements, metals and materials: from aluminum to zinc and from coal to diamonds.

Mr. Duyvesteyn was a former Dean of the Delft (the Netherlands) School of Mines. He has been granted over 40 US patents and is filing applications for a further 35 patents. He is the author of numerous technical papers and in 1999 was awarded the Goldfields Medal of the British Institution for Mining and Metallurgy for best technical paper.

For the following reasons, the Board concluded that Mr. Duyvesteyn should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Duyvesteyn’s extensive experience allows him to bring technical expertise in regard to mine development and operations, as well as metallurgical expertise, to the Board. In addition Mr. Duyvesteyn owns a significant percentage of our common stock.

William Harris, Chairman of the Board. Mr. Harris is a partner in Solo Management Group, LLC, an investment and management consulting partnership. He was previously a board member for Energy Metals Corporation, Chairman and Executive Committee member of the American Fiber Manufacturers Association, and President and CEO of Hoechst Fibers Worldwide, the global acetate and polyester business of Hoechst AG. At Hoechst Fibers Worldwide, Mr. Harris managed the business' $5 billion operation, comprised of 21,000 employees and production locations in 14 different countries. Other positions within Hoechst and its subsidiaries included Chairman of the Board (Presidente del Consejo) of Celanese Mexicana SA, a publicly-traded company in Mexico; Vice President, Finance and Executive Vice President and director of Celanese Canada Inc., a publicly-traded company in Canada, and Vice President and Treasurer and Chairman of the Audit Committee of Hoechst Celanese Corporation. Mr. Harris is currently a member of the board of directors of Americas Bullion Royalty Corp., Tigris Uranium Corp., Sacre-Coeur Minerals Ltd. and Silver Predator Corp. (mineral exploration and royalty companies) Mr. Harris is a graduate of Harvard College, B.A. in English, and Columbia University Graduate School of Business, M.B.A. in finance. He is a Trustee of the Williamstown (MA) Theatre Festival.

For the following reasons, the Board concluded that Mr. Harris should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Harris’ extensive management experience and experience on the board of other mining companies enables him to provide important management and finance skills to the Board.

Barry Davies, Director. Mr. Davies is the President of Rudgear Holdings Ltd., an Asia based private investment company, and also serves as a director of several public and private companies with exploration, mining and investment activities in Canada, Latin America and Southeast Asia. He is a mining engineering graduate from the Camborne School of Mines in Cornwall, United Kingdom, with more than 35 years’ experience in mineral exploration, mine development, operations and corporate management. During more than 20 years with BHP Group, he held senior management positions with responsibility for exploration and mine development projects in Australia, Southeast Asia and South Africa leading to his appointment to the position of Vice President Strategic Planning and Development for BHP Minerals in Australia.

For the following reasons, the Board concluded that Mr. Davies should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Davies’ extensive experience on the board of several other mining companies enables him to provide important operating insights to the Board.

Warren K. Davis, Director. Mr. Davis has held numerous senior roles in both minerals and engineering industries, with a focus on energy development, project marketing and business strategy. Mr. Davis currently provides consulting services for Parsons Brinckerhoff Power and ClearFuels Technology, Inc. (both energy companies) His previous positions include roles with Black & Veach (15 years), the Bechtel Group (3 years), and General Electric Company (10 years). Mr. Davis also worked for Utah International Inc. (7 years) in the minerals industry, specifically in acquisitions and strategy. He was founder and president of Golden Bear Energy Services, a start-up energy company, and has worked in numerous entrepreneurial energy development roles. Mr. Davis has a BS in mechanical engineering from UC Berkeley and an MBA from Stanford University.

John W. Grubb, Director. Mr. Grubb has held numerous business manager roles in both surface and underground mines for BHP Billiton, and is currently an Adjunct Professor of Mine Engineering at the Colorado School of Mines, in Golden, Colorado. John served for 25 years with BHP, as President & COO of New Mexico Coal, as President of BHP Minerals Zimbabwe & Hartley Platinum, as Managing Director of OK Tedi Mining Ltd. in Papua New Guinea, as General Manager Operations at Queensland Coal in Australia (10 mines, 8 surface plants, & 3 ports), and numerous other surface and underground operations for both BHP and The Pittston Company. Mr. Grubb has a BS in Mine Engineering from the Virginia Polytechnic Institute and State University, an MS in Engineering Administration from the University of Tennessee, and a PhD in Mining and Earth Systems Engineering from Colorado School of Mines in Golden, Colorado.

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

John Thompson, Vice President of Project Development. Mr. Thompson's mining career spans 42 years in senior management roles with Utah Development Company, BHP (now BHP Billiton), Newcrest Mining, and QGX, managing and developing mineral projects in Australia, New Zealand, Mongolia and the United States. Mr. Thompson was responsible for the overall development of Newcrest Mining's Cadia Hill mine, in NSW, which included reserve definition, management of engineering teams that designed both the mine and processing plant facilities, the final feasibility study, and the environmental impact statement (EIS) on the project. More recently, as VP Project Development for QGX, Mr. Thompson delivered the Preliminary Assessment Report, Pre-Feasibility Study, and EIS on the Baruun Naran coking/thermal coal project in the South Gobi, Mongolia. He has held numerous other leadership roles in the mining industry, including four Mine/General Manger roles in coking coal, gold, and titanium/iron sands operations and a General Manager position at Newcrest overseeing five operating gold businesses in Australia.

Mr. Thompson has a BE degree in Mining and Petroleum Engineering from the University of Queensland, and is a Fellow of the Australian Institute of Mining and Metallurgy.

Adam Knight, Vice President, U.S. Operations and General Manager, Springer Tungsten Mine. Mr. Knight is a mining engineer with 19 years of operations experience in the mining industry, most recently as mine manager for TerangaGold Corp.'s Sabodala Gold Mine in Senegal, Africa. Mr. Knight has also served as mine manager at Jerrett Canyon Mine in Nevada (Queenstake Resources USA), general manager at the Gabbs Magnesite-Brucite Mine/Mill in Nevada (Premier Chemicals), and in various mill supervisor and mine engineer roles at both Gabbs and Jerrett Canyon. Adam earned a B.S. in Mine Engineering from Mackay School of Mines (Reno, Nevada), and an A.S. in Civil Engineering from Ricks College (Rexburg, Idaho). He is a registered PE Mine Engineer in the State of Nevada, and holds a MHSA Underground Instructor certification.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

George Putnam	N/A
Willem P.C. Duyvesteyn	N/A
William B. Harris	Americas Bullion Royalty Corp., Tigris Uranium Corp., Sacre-Coeur Minerals Ltd. and Silver Predator Corp.
Barry Davies	N/A
John W. Grubb	N/A
Warren K. Davis	N/A

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

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews the Company’s financial reporting compliance procedures. The members of the Audit Committee are Mr. Harris, Mr. Davis and Mr. Davies. Mr. Harris (independent) is the Audit Committee financial expert by way of his previous experience in finance, treasury and audit committee functions.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2012; (2) received a report from Davidson & Company LLP, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526; and (4) considered whether or note the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Submitted by the Audit Committee
William B. Harris, Member
Barry Davies, Member
Warren K. Davis, Member

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of the Company’s president, chief executive officer, chief financial officer, and the two other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) during the last two completed fiscal years for services rendered to the Company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option (1) Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Putnam, President, CEO and Director	2012	$200,000	$Nil	$Nil	$51,132(3)	$Nil	$Nil	$Nil	$251,132
	2011	$200,000	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$200,000
Edward Dickinson, CFO(2)	2012	$125,000	$Nil	$Nil	$7,083(4)	$Nil	$Nil	$Nil	$132,083
	2011	$25,000	$Nil	$Nil	$40,920(4)	$Nil	$Nil	$Nil	$65,920
Michael O’Brien, Former CFO(2)	2012	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
	2011	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
John Thompson, V.P. Project Development	2012	$93,138	$Nil	$Nil	$7,083(5)	$Nil	$Nil	$Nil	$100,221
	2011	$76,950	$Nil	$Nil	$11,475 (5)	$Nil	$Nil	$Nil	$88,425

(1)	Calculated in accordance with ASC 718.
(2)	Mr. Edward Dickinson was appointed as CFO in place of Mr. O’Brien in September of 2011.
(3)	Mr. Putnam was awarded options to purchase 400,000 common shares at C$0.08 (fully vested) on April 24, 2012 and options to purchase 400,000 common shares at C$0.07 (fully vested) on August 8, 2012.
(4)

Mr. Dickinson was awarded options to purchase 300,000 common shares at C$0.155 (vesting 20% on issue and 20% at each of the following 6 months) on September 15, 2011 and options to purchase 100,000 common shares at C$0.08 (vesting 20% on issue and 20% at each of the following 6 months) on April 24, 2012.

(5)

Mr. Thompson was awarded options to purchase 500,000 common shares at C$0.25 (vesting 20% on issue and 20% at each of the following 6 months)) on May 16, 2011 and options to purchase 100,000 common shares at C$0.08 (vesting 20% on issue and 20% at each of the following 6 months) on April 24, 2012.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table sets forth a summary of our outstanding incentive stock options for each Named Executive Officer as of December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date
George Putnam, President, CEO and Director	Nil	2,000,000 400,000 400,000	Nil Nil Nil	0.10 0.08 0.07	11/5/2015 4/24/2017 8/8/2017
Edward Dickinson, CFO	Nil	180,000 40,000	120,000(1) 60,000(2)	0.155 0.08	9/15/2016 4/24/2017
John Thompson, V.P. Project Development	Nil	400,000 40,000	100,000(3) 60,000(4)	0.25 0.08	5/16/2016 4/24/2017
Adam Knight, V.P. & General Manager, Springer Tungsten Mine	Nil	150,000	Nil	0.07	8/8/2017

(1)	Options vest on continued employment: 60,000 on March 15, 2013, 60,000 on September 15, 2013.
(2)	Options vest on continued employment: 20,000 on April 24, 2013, 20,000 on October 24, 2013, 20,000 on April 24, 2014.
(3)	Options vest on continued employment: 100,000 on May 5, 2013.
(4)	Options vest on continued employment: 60,000 on March 15, 2013, 20,000 on October 24, 2013, 20,000 on April 24, 2014.

OPTION EXERCISES

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2012.

DIRECTORS’ COMPENSATION

No Directors’ fees were paid during the year ended December 31, 2012.

COMPENSATION OF DIRECTORS

No compensation was paid to our directors during our fiscal year ended December 31, 2012.

There are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2012 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

The aggregate direct remuneration paid or payable by the Company and its subsidiary (the financial statements of which are consolidated with those of the Company) to the directors of the Company during the fiscal year ended December 31, 2012 was $Nil. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2012 were Mr. Harris, Mr. Davies and Mr. Davis.

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

The Compensation Committee has been authorized by the board of directors to take steps on its behalf as are necessary regarding: (a) appointing and compensating executive officers and approving succession plans for executive officers, excluding the Chief Executive Officer, (b) approving and reporting to the Board respecting the Corporation’s human resources policies for executive officers, and (c) overseeing the administration of the Corporation’s compensation and benefits plans. Compensation Committee authorities cannot be delegated without board approval.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an employee of the Company during the fiscal year ended December 31, 2012 (or subsequently). No current member of the Compensation Committee formerly served as an officer of the Company, and none of the current members of the Compensation Committee have entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee hereby reports to the Board of Directors that, in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have:

  reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and
  based on such review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10K for the fiscal year ended December 31, 2012.

Submitted by the Compensation Committee: William B. Harris, Member Barry Davies, Member Warren K. Davis, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	13,546,250	0.14	11,257,500
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	13,546,250	0.14	11,257,500

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, as at April 19, 2013, the beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights are:

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued
William Lupien (2), (3) #501 - 1430 Greg Street, Sparks, NV 89431	32,211,166 (4)	Common Shares	18.87

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.com, or from the shareholder, and includes direct and indirect holdings.

(2)	The address of such person is Coeur d’Alene, Idaho, USA.
(3)	A total of 26,886,166 common shares and rights to convert promissory note debt into 5,000,000 common shares are held in the name of Kudu Partners, L.P.
(4)	Includes options to purchase 325,000 common shares and rights to convert promissory note debt into 5,000,000 common shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 19, 2013 by:

(i)	each director of the Company;
(ii)	each of the Named Executive Officers of the Company; and
(iii)	all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
George Putnam #501 - 1430 Greg Street Sparks, NV 89431	5,264,250(2)	3.12
William Harris 651 Boardman Street Sheffield, MA 01257	1,630,000(3)	0.98
Willem Duyvesteyn 2200 Del Monte Lane Reno, NV 89511	23,808,719(4)	15.29
Barry Davies #501 - 1430 Greg Street Sparks, NV 89431	10,870,000(5)	6.35
Warren Davis #501 - 1430 Greg Street Sparks, NV 89431	400,000(6)	0.24
John Grubb 8325 Old Aztec Highway Flora Vista, NM 87415	400,000(7)	0.24
John Thompson 30 Kincardine Drive Benowa QLD, 4217	1,650,000(8)	0.99
Edward Dickinson #8 – 377 La Rue Avenue Reno, NV 89509	540,708(9)	0.33
Adam Knight 1230 Dartmouth Ave. Lovelock, NV 89419	150,000(10)	0.18
All officers and directors (7) persons:	46,723,677	25.82

(1)

These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows:

(2)	Includes options to purchase 3,300,000 common shares.
(3)	Includes options to purchase 1,600,000 common shares.
(4)	Includes options to purchase 1,400,000 common shares and rights to convert promissory note debt into 2.000,000 common shares.
(5)	Includes options to purchase 900,000 common shares and rights to convert promissory note debt into 5,000,000 common shares.

(6)	Includes options to purchase 400,000 common shares.
(7)	Includes options to purchase 400,000 common shares.
(8)	Includes options to purchase 560,000 common shares.
(9)	Includes options to purchase 300,000 common shares.
(10)	Includes options to purchase 150,000 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A promissory note was issued to a Director, Willem Duyvesteyn, during November 2009 as part of the purchase of a subsidiary company. The promissory note, principal balance of $500,000, interest at prime rate per annum, matured and was paid during June 2012.

On February 4, 2013, the Company issued convertible loans for total proceeds of $650,000. The convertible loans have a maturity date of 12 months from the closing date and bear interest at the rate of 10% per annum. The principal amount of the loan may be converted into up to 13,000,000 common shares at a rate of $0.05 per share. A total of $600,000 of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $250,000, Willem Duyvesteyn (Director) $100,000, William Lupien (beneficial owner of more than 5% of the Company shares) $250,000.

Related party transactions are reviewed by the board as part of the transaction approval process. Transactions are approved in board of director minutes or unanimous consent documentation. There is no written policy or procedure unique to the review of related party transactions.

DIRECTOR INDEPENDENCE

Our common shares are listed on the Toronto Stock Exchange. Under Toronto Stock Exchange rules, the Board is required to affirmatively determine that each “independent” director has no material relationship with us which would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by Toronto Stock Exchange listing standards: William B. Harris, Warren Davis, John Grubb and Barry Davies.

Item 14. Principal Accounting Fees and Services

Davidson & Company LLP has served as the Company’s independent auditors since January 1, 2008, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2012, and until the next annual general meeting of shareholders.

The fees for services provided by Davidson & Company to us in each of the fiscal years ended 2011 and 2012 were as follows:

Fees	2011	2012
Audit Fees	$71,910	$78,600
Audit Related Fees	$25,400	$20,550
Tax Fees	$10,900	$11,160
All Other Fees	$355	$1,550
Total	$108,565	$111,860

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

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC METALS CORP.

By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Date: April 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	April 25, 2013
George Putnam

/s/ William Harris	Chairman and Director	April 25, 2013
William Harris

/s/ Willem Duyvesteyn	Director	April 25, 2013
Willem Duyvesteyn

/s/ Barry Davies	Director	April 25, 2013
Barry Davies

/s/ Warren K. Davis	Director	April 25, 2013
Warren K. Davis

/s/ John W. Grubb	Director	April 25, 2013
John W. Grubb

/s/ Edward Dickinson	Principal Financial Officer and Principal Accounting Officer	April 25, 2013
Edward Dickinson