Form 10-Q
period 2013-03-31
EMC METALS CORP.
filed 2013-05-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 13, 2013, the registrant’s outstanding common stock consisted of 165,358,337 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2013

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2013	December 31, 2012

ASSETS

Current
Cash	$249,970	$190,215
Prepaid expenses and receivables	77,088	109,335

Total Current Assets	327,058	299,550

Restricted cash (Note 3)	156,951	160,217
Property, plant and equipment (Note 4)	30,187,752	30,193,679
Mineral interests (Note 5)	753,182	753,182

Total Assets	$31,424,943	$31,406,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$827,705	$656,499
Convertible debentures (Note 8)	2,568,676	1,861,373
Promissory notes payable (Note 7)	4,709,750	4,680,688

Total Current Liabilities	8,106,131	7,198,560

Total Liabilities	8,106,131	7,198,560

Stockholders’ Equity
Capital stock (Note 9) (Authorized: Unlimited number of shares; Issued and outstanding: 165,358,337 (2012 – 165,358,337))	87,310,708	87,310,708
Treasury stock (Note 10)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 9)	2,054,750	2,033,718
Accumulated other comprehensive loss	(2,844,668)	(2,844,668)
Deficit accumulated during the exploration stage	(61,937,784)	(61,027,496)

Total Stockholders’ Equity	23,318,812	24,208,068

Total Liabilities and Stockholders’ Equity	$31,424,943	$31,406,628

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts
	from incorporation on
	July 17, 2006 to March	Quarter ended	Quarter ended
	31, 2013	March 31, 2013	March 31, 2012

EXPENSES
Amortization (Note 4)	$2,343,296	$5,927	$70,092
Consulting	2,412,476	44,903	14,689
Exploration	15,042,298	307,071	337,423
General and administrative	7,462,681	111,259	84,877
Insurance	993,329	19,395	12,783
Professional fees	3,120,625	47,160	84,128
Research and development	3,042,091	-	-
Salaries and benefits	7,542,717	247,179	162,283
Stock-based compensation (Note 9)	5,361,408	21,032	38,618
Travel and entertainment	1,599,947	10,699	30,304

Loss before other items	(48,920,868)	(814,625)	(835,197)

OTHER ITEMS
Foreign exchange gain (loss)	416,572	(10,316)	111,159
Gain on transfer of marketable securities	181,238	-	-
Gain on settlement of convertible debentures	1,268,246	-	-
Gain on sale of marketable securities	1,720,016	-	-
Write-off of mineral interests	(15,965,169)	-	-
Write-off of land and water rights (Note 4)	(3,243,685)	-	-
Gain on insurance proceeds	912,534	-	-
Interest expense	(736,589)	(202,529)	(83,867)
Other income	583,645	117,182	-
Gain on disposition of assets	933,075	-	-
Change in fair value of derivative liability	453,790	-	-
Unrealized loss on marketable securities	(3,070,425)	-	-

	(16,546,752)	(95,663)	27,292

Loss before income taxes	(65,467,620)	(910,288)	(807,905)

Deferred income tax recovery	6,020,527	-	-

Loss for the period	(59,447,093)	(910,288)	(807,905)

Foreign currency translation adjustment	(2,844,668)	-	(543,031)

Comprehensive loss for the period	$(62,291,761)	$(910,288)	$(1,350,936)

Basic and diluted loss per common share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		165,358,337	150,678,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts
	from incorporation on
	July 17, 2006 to	Quarter ended	Quarter ended
	March 31, 2013	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(59,447,093)	$(910,288)	$(807,905)
Items not affecting cash:
Amortization	2,343,296	5,927	70,092
Research and development	3,042,091	-	-
Consulting paid with common shares	9,379	-	-
Gain on disposal of assets	(933,075)	-	-
Convertible debenture costs	(1,149,630)	-	-
Unrealized foreign exchange	787,157	3,266	-
Stock-based compensation	5,361,408	21,032	38,618
Unrealized gain on marketable securities	(46,707)	-	-
Realized gain on marketable securities	(1,720,016)	-	-
Write-off of mineral properties	15,965,169	-	-
Write-off of land and water rights	3,243,685	-	-
Realized loss on transfer of marketable securities	2,935,895	-	-
Change in fair value of derivative liability	(453,790)	-	-
Deferred income tax recovery	(6,020,527)	-	-
Finance charge	383,729	87,190	-
	(35,699,029)	(792,873)	(699,195)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(43,562)	32,247	(16,290)
Increase (decrease) in accounts payable and accrued liabilities	(69,563)	171,206	(96,452)
Increase in due to related parties	1,091,043	-	-
Asset retirement obligations	(999,176)	-	-
	(35,720,287)	(589,420)	(811,937)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,543,435	-	-
Cash paid for Subsidiary	(10,602,498)	-	-
Spin-out of Golden Predator Corp.	(66,890)	-	-
Restricted cash	(161,161)	-	-
Reclamation bonds	747,862	-	-
Proceeds from sale of marketable securities, net	(3,881,287)	-	-
Proceeds from sale of property, plant and equipment	633,294	-	-
Purchase of property, plant and equipment	(19,920,751)	-	-
Proceeds from sale of mineral interests	517,550	-	-
Additions to unproven mineral interests	(3,115,904)	-	(1,607,000)
	(31,306,350)	-	(1,607,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	52,484,603	-	-
Share issuance costs	(1,190,801)	-	-
Special warrants	12,095,274	-	-
Options exercised	370,812	-	-
Warrants exercised	10,534,109	-	-
Notes payable	(9,272,423)	-	-
Receipt of promissory note	1,000,000	-	1,000,000
Convertible debenture	2,649,175	649,175	2,000,000
Debt issuance costs	(249,827)	-	(286,668)
Payment of promissory note	(1,685,228)	-	-
Advances from related party	191,508	-	-
Loans advanced to Midway	(1,822,651)	-	-
Loan repayment from Midway	1,760,221	-	-
	66,864,772	649,175	2,713,332

Effect of foreign exchange on cash flows	411,835	-	(16,785)

Change in cash during the period	249,970	59,755	277,610
Cash, beginning of period	-	190,215	791,438

Cash, end of period	$249,970	$249,970	$1,069,048

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock
					Accumulated
					Other	Deficit Accumulated
	Number of		Additional	Treasury	Comprehensive	During the Exploration
	Shares	Amount	Paid in Capital	Stock	Loss	Stage	Total
		$	$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-	-
Private placements	5,000,000	3,017,350	-	-	-	-	3,017,350
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	-	(2,490,691)	(2,490,691)
Loss for the period	-	-	-	-	-	(316,382)	(316,382)
Balance, December 31, 2006	5,000,000	3,017,350	-	-	-	(2,807,073)	210,277
Private placements	17,577,500	35,598,475	-	-	-	-	35,598,475
Conversion of special warrants	5,390,000	5,590,529	-	-	-	-	5,590,529
Exercise of warrants	50,000	74,235	-	-	-	-	74,235
Share issuance costs – broker’s fees	-	(1,202,721)	97,565	-	-	-	(1,105,156)
Share issuance costs – shares issued	100,000	99,910	-	-	-	-	99,910
Shares issued for mineral properties	100,000	95,822	-	-	-	-	95,822
Stock-based compensation	40,000	38,314	472,489	-	-	-	510,803
Loss for the year	-	-	-	-	-	(5,579,477)	(5,579,477)
Balance, December 31, 2007	28,257,500	43,311,914	570,054	-	-	(8,386,550)	35,495,418
Private placements	5,322,500	10,543,442	-	-	-	-	10,543,442
Conversion of special warrants	7,610,000	7,484,629	-	-	-	-	7,484,629
Share issuance costs – broker’s fees	-	(263,169)	-	-	-	-	(263,169)
Shares issued for mineral properties	110,000	206,229	-	-	-	-	206,229
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,088,552	138,529	-	-	-	4,227,081
Acquisition of Great American Minerals Inc.	1,045,775	2,065,059	419,891	-	-	-	2,484,950
Acquisition of Fury Explorations Ltd.	10,595,814	12,963,070	7,343,879	(1,964,364)	-	-	18,342,585
Exercise of stock options	6,637,224	9,690,543	(178,482)	-	-	-	9,512,061
Shares issued for repayment of promissory note	4,728,000	2,017,257	-	-	-	-	2,017,257
Stock-based compensation	-	-	2,251,500	-	-	-	2,251,500
Loss for the year	-	-	-	-	-	(16,979,874)	(16,979,874)

Balance, December 31, 2008	66,356,813	92,107,527	10,545,371	(1,964,364)	-	(25,366,423)	75,322,111
Private placements	14,500,000	1,123,489	-	-	-	-	1,123,489
Exercise of stock options	101,000	110,689	(92,970)	-	-	-	17,719
Shares issued for mineral properties	2,765,643	311,606	-	-	-	-	311,606
Settlement of convertible debentures	7,336,874	2,299,061	49,278	-	-	-	2,348,339
Shares issued for consulting	89,254	9,168	-	-	-	-	9,168
Shares issued for acquisition of TTS	19,037,386	1,976,697	-	-	-	-	1,976,697
Stock-based compensation before spin-out	-	-	799,008	-	-	-	799,008
Spin-out of GPD	-	(18,044,538)	(11,300,687)	-	-	-	(29,345,225)
Stock-based compensation after spin-out	-	-	935,595	-	-	-	935,595
Foreign currency translation adjustment	-	-	-	-	(2,536,527)	-	(2,536,527)
Loss for the year	-	-	-	-	-	(18,954,099)	(18,954,099)
Balance, December 31, 2009	110,186,970	79,893,700	935,595	(1,964,364)	(2,536,527)	(44,320,522)	32,008,281
Private placements	30,252,442	4,563,680	441,565	-	-	-	5,005,245
Exercise of stock options	1,320,000	443,329	(219,732)	-	-	-	223,597
Exercise of warrants	7,300,000	1,060,257	-	-	-	-	1,060,257
Stock-based compensation	-	-	772,179	-	-	-	772,179
Foreign currency translation adjustment	-	-	-	-	99,091	-	99,091
Loss for the year	-	-	-	-	-	(4,585,644)	(4,585,644)
Balance, December 31, 2010	149,059,412	85,960,966	1,930,007	(1,964,364)	(2,437,436)	(48,906,166)	34,583,007
Exercise of stock options	250,000	140,466	(76,796)	-	-	-	63,670
Exercise/expiry of warrants	1,369,301	378,563	(700,170)	700,170	-	-	378,563
Stock-based compensation	-	-	296,127	-	-	-	296,127
Foreign currency translation adjustment	-	-	-	-	(984,896)	-	(984,896)
Loss for the year	-	-	-	-	-	(7,156,033)	(7,156,033)
Balance, December 31, 2011	150,678,713	86,479,995	1,449,168	(1,264,194)	(3,422,332)	(56,062,199)	27,180,438
Private placements	13,679,624	790,508	-	-	-	-	790,508
Stock-based compensation	-	-	331,794	-	-	-	331,794
Shares issued for mineral properties	1,000,000	40,205	-	-	-	-	40,205
Issue of convertible debenture warrants	-	-	252,756	-	-	-	252,756
Foreign currency translation adjustment	-	-	-	-	577,664	-	577,664
Loss for the year	-	-	-	-	-	(4,965,297)	(4,965,297)
Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	21,032	-	-	-	21,032
Loss for the period	-	-	-	-	-	(910,288)	(910,288)
Balance, March 31, 2013	165,358,337	87,310,708	2,054,750	(1,264,194)	(2,844,668)	(61,937,784)	23,318,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

EMC Metals Corp. (the “Company”) is incorporated under the laws of the Province of British Columbia. The Company is focused on specialty metals exploration and production and has recently acquired various metallurgical technologies and licenses that it is utilizing to gain access to a number of specialty metals opportunities.

The Company’s principal properties are located in the United States, Australia, and Norway. The Company’s principal asset, the Springer Tungsten mine and mill, is currently not operating, and the Company is now working to restart mine operations with a partner or sell the assets outright. To March 31, 2013, the Company has not commenced production and has generated no revenue. Our other focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. As such, the Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, in our Annual Report on Form 10-K filed with the SEC on March 27, 2013. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Change in functional and presentation currency

The Company’s expenses and overheads are now primarily being incurred in United States Dollars (“USD”) and it is anticipated that cash flows will continue to be primarily in USD. Accordingly the Company has decided that effective January 1, 2013 to change the functional currency from the Canadian Dollar to the USD for the parent company and its wholly owned subsidiaries.

Effective December 31, 2012, the Company changed its presentation currency from the Canadian dollar to the US dollar. The Company’s consolidated financial statements for the year ended December 31, 2012 are the Company’s first financial statements that were presented in U.S. dollars. As a result of changing the presentation currency, all the comparative assets and liabilities were translated using the closing rate at the balance sheet date, all comparative equity items were translated at the exchange rates at the dates of transaction and the comparative statements of loss were translated at the average exchange rate for the period covered. All resulting change differences are recognized in the accumulated other comprehensive loss in the balance sheets’ equity section.

A change in presentation currency is accounted for as a change in accounting policy and is applied retrospectively, as if the new presentation currency had always been the presentation currency. Consequently, the comparatives for the quarter ended March 31, 2012 have been restated to be presented in United States dollars. The exchange rates applied for translation purposes were as follows:

Date or period	Exchange rate
For the quarter ended March 31, 2012	1 USD = 1.00110 CAD

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$406,921	$406,921	$—	$—

Total	$406,921	$406,921	$—	$—

The fair values of cash and restricted cash are determined through market, observable and corroborated sources.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

2013
	December 31,	Additions		Currency
	2012 Net Book	(disposals)		Translation	March 31, 2013
	Value	(write-offs)	Amortization	Adjustment	Net Book Value
Land and water rights	$4,252,146	$-	$-	$-	$4,252,146
Plant and equipment	25,749,852	-	-	-	25,749,852
Buildings	165,959	-	(2,724)	-	163,235
Automobiles	11,262	-	(2,128)	-	9,134
Computer equipment	3,402	-	(286)	-	3,116
Office Equipment	11,058	-	(789)	-	10,269

	$30,193,679	$-	$(5,927)	$-	$30,187,752

2012
	December 31,	Additions		Currency	December 31,
	2011 Net Book	(disposals)		Translation	2012 Net Book
	Value	(write-offs)	Amortization	Adjustment	Value
Land and water rights	$4,595,829	$(443,499)	$-	$99,816	$4,252,146
Plant and equipment	25,190,293	-	-	559,559	25,749,852
Cosgrave plant and equipment	71,244	-	(72,484)	1,240	-
Buildings	173,301	-	(11,139)	3,797	165,959
Automobiles	19,995	-	(9,138)	405	11,262
Computer equipment	795	3,338	(800)	69	3,402
Small tools and equipment	98,283	-	(99,994)	1,711	-
Office Equipment	13,904	-	(3,140)	294	11,058

	$30,163,644	$(440,161)	$(196,695)	$666,891	$30,193,679

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

5.	MINERAL INTERESTS

March 31, 2013	Other	Tungsten	Total

Acquisition costs

Balance, December 31, 2012	$554,719	$198,463	$753,182
Additions	-	-	-
Write-off	-	-	-
Translation adjustment	-	-	-

Balance, March 31, 2013	$554,719	$198,463	$753,182

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

5.	MINERAL INTERESTS (cont’d…)

December 31, 2012	Other	Tungsten	Total

Acquisition costs

Balance, December 31, 2011	$474,199	$194,150	$668,349
Additions	75,205	-	75,205
Sold	(4,910)	-	(4,910)
Translation adjustment	10,225	4,313	14,538

Balance, December 31, 2012	$554,719	$198,463	$753,182

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

TUNGSTEN PROPERTY

Springer Property

On November 21, 2006, the Company acquired all outstanding and issued shares of Springer Mining Company (“Springer”). Included in the assets of Springer and allocated to property, plant and equipment (Note 4) are the Springer Mine and Mill located in Pershing County, Nevada.

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, we received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, we announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

6.	RELATED PARTY TRANSACTIONS

A promissory note due to a director of the Company (principal balance of $500,000) matured and was paid during June 2012. The promissory note was issued as part of the purchase of a subsidiary company during November 2009.

During the quarter ended March 31, 2013, the Company expensed a consulting fee of $25,500 for one of its directors. This amount remains unpaid at period end. There were no such fees paid in the corresponding quarter of 2012.

7.	PROMISSORY NOTES PAYABLE

		March 31,		December 31,
		2013		2012

Promissory note with a principal balance of $3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for $6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of $3,000,000 consisting of a cash payment of $1,000,000 and 4,728,000 units of the Company equity valued at $2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at C$0.75 each and exercisable for a period of two years. The note is secured by a First Deed of Trust on the Cosgrave property land and water rights.		3,750,000		3,750,000

During the year ended December 31, 2012 the Company completed a $3,000,000 loan financing (Note 10) which included a $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance less financing and costs which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During the first quarter of 2013, the Company recognized $29,062 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.

		959,750		930,688
		4,709,750		4,680,688

Less: current portion		(4,709,750)		(4,680,688)

	$	Nil	$	Nil

8.	CONVERTIBLE DEBENTURE

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debenture has a maturity date of February 22, 2014 and bears interest at 10% per annum. The lenders may convert the loan into 13,000,000 common shares of the Company. There is no beneficial conversion feature associated with the conversion option. The loan is secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tordal properties in Norway.

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 9), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum. The lender may convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. There was no beneficial conversion feature associated with the conversion option. The warrants are exercisable at C$0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000. During the quarter ended March 31, 2013, the Company recognized $58,128 in accretion through interest expense. During fiscal 2012, the Company recognized $197,692 in accretion through interest expense.

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On December 20, 2012, the Company issued 1,000,000 common shares at a value of $40,205 for the Tørdal and Hogtuva projects in Norway.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

On November 25, 2010, the Company issued 6,100,000 units at a value of C$0.10 per unit for total proceeds of C$610,000. Each unit consisted of one common share and one-half of one share purchase warrant exercisable at C$0.18 expiring on November 25, 2011. The warrants have a calculated total fair value of C$142,358 using the Black-Scholes pricing model with a volatility of 142.52%, risk-free rate of 1.73%, expected life of 1 year, and a dividend rate of 0%.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
		Weighted average		Weighted average
		exercise price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2011	-	$-	11,848,750	$0.19
Granted	3,750,000	0.20	3,885,000	0.08
Cancelled	-	-	(2,187,500)	0.28
Exercised	-	-	-	-

Outstanding, December 31, 2012	3,750,000	0.20	13,546,250	0.14
Granted	-	-	600,000	0.05
Cancelled	-	-	(357,500)	0.58
Exercised	-	-	-	-

Outstanding, March 31, 2013	3,750,000	$0.20	13,788,750	$0.13

Number currently exercisable	3,750,000	$0.20	12,687,750	$0.13

As at March 31, 2013, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options	120,000	0.310	April 27, 2013 (1)
	55,000	0.200	May 13, 2013 (1)
	645,000	0.200	October 31, 2013
	537,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,020,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	200,000	0.105	December 16, 2014
	601,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	1,550,000	0.070	August 8, 2017
	600,000	0.050	March 18, 2018

	13,788,750
		(1) These options expired unexercised.

As at March 31, 2013, warrants were outstanding as follows:

		Exercise
	Number of	Price in
Warrants	Warrants	Canadian $	Expiry Date

	3,750,000	$0.20	February 15, 2014

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the three months ended March 31, 2013, the Company recognized stock-based compensation of $21,032 (March 31, 2012 - $38,618) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were 600,000 stock options issued during the three months ended March 31, 2013 (March 31, 2012 – Nil).

The weighted average fair value of the options granted in the period was C$0.08 (2011 - C$0.31).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2013	2012

Risk-free interest rate	0.40%	N/A
Expected life	5 years	N/A
Volatility	143.82%	N/A
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

10.	TREASURY STOCK

	Number	Amount
Treasury shares, March 31, 2013 and December 31 2012	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

11.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

March 31, 2013	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,187,752	$30,187,752
Mineral interests	253,181	301,538	198,463	753,182
	$253,181	$301,538	$30,386,215	$30,940,934

December 31, 2012	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,193,679	$30,193,679
Mineral interests	253,181	301,538	198,463	753,182
	$253,181	$301,538	$30,392,142	$30,946,861

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2013	2012
Cash paid during the quarter for interest	$56,250	$102,212
Cash paid during the quarter for income taxes	$-	$-

There were no significant non cash transactions for the quarter ending March 31, 2013. During the period ended March 31, 2012 include the Company granted 750,000 share purchase warrants at a value of $58,305 as finder’s fees pursuant to the promissory note and convertible debenture financings.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Expressed in US Dollars) (Unaudited)

13.	SUBSEQUENT EVENT

Subsequent to March 31, 2013, the Company granted 1,000,000 stock options at an exercise price of $0.10 per share, exercisable until May 9, 2018 to directors of the Company and 500,000 stock options at an exercise price of $0.05 per share exercisable until May 9, 2015 to officers, employees and consultants of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2012 and March 31, 2013 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2012 and the three-month period ended March 31, 2013. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) in accordance with the requirements of U.S. federal securities laws as applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada, and in July of 2011 also became a reporting issuer under U.S. federal laws. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of May 13, 2013 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

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

The Company’s most advanced asset is the Springer Tungsten Mine (“Springer”), a fully constructed mine and mill asset in Nevada, USA. The Springer mine is currently not operating. During 2012, we prepared mine restart planning documents and are currently seeking either a development partner for the financing and restart of the mine, or a buyer for the entire asset. Our other focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway.

On February 5, 2010, we entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to develop the Nyngan scandium property in New South Wales, Australia, which is commonly referred to as the Nyngan Project. The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, we received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, we announced an agreement of an out of court settlement regarding the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. We have completed metallurgical test work and are pursuing further feasibility study and development options on the Nyngan Project.

Principal Properties Review

Springer Tungsten: The Springer mine, located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in late 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding, flotation circuits and an APT (ammonium paratungstate) plant. Springer operated for less than a full year in 1982 before being put on care and maintenance by GE. Since acquiring Springer in 2006,

EMC has spent approximately $38 million on the facility, specifically on rehabilitation, process improvements, resource exploration, process automation and a mill throughput expansion.

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

The PEA updates the resource estimate published in a prior NI 43-101 Technical Report titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Springer Facility - Sutton Beds, Nevada, USA” prepared by SRK Consulting of Lakewood, Colorado, filed on SEDAR in May, 2009. The PEA both increases the resource tonnage and also adds an economic estimate to the project in restart. The resource update also adds tonnage on the western side of the property, where no resource had previously been established, despite having been the site of historic tungsten production. The western resource has exciting potential for Springer, because the historic production records and current NI 43-101 drilling confirm superior tungsten grades, albeit at narrower vein widths.

The financial analysis of the mine restart, based on the current NI 43-101 resource, defines a 5 year mine life. The overall financial results, as presented in the PEA, are as follows:

Key Performance Measures Summary	Financial Result (US$)
Capital Cost (millions)*	$29.8

Average Annual Revenue (millions)	$43.2
Average Annual Operating Cost (millions)	$25.0
Average Operating Cost ($/MTU)	$186
Average Annual EBITDA (millions)	$17.8

Constant Dollar NPV (8%)	$22.8
Constant Dollar NPV (10%)	$20.1

Internal Rate of Return (IRR)	47%
WO3 Concentrate Price Assumption/MTU (based on 80% of $400/MTU 24 month APT price)	$320
*NOTE: Includes working capital and contingency

NOTE: A metric tonne unit (MTU) is the standard unit of measure for tungsten in trading markets. One MTU equals 22.04 pounds of contained WO , or 100th of a tonne of WO . 3 3

The mine plan in the PEA calls for the conversion of the existing Sutton Mine from a cut and fill operation, as designed by the prior operator, GE, to a modern longhole mining operation, more properly termed end-slicing.

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

The updated NI 43-101 resource provides for 4.8 years of mining from Sutton, and only 1.5 years from O’Byrne, but at substantially higher grades.

This updated resource, included in the PEA, is as follows:

Springer Mine- Mineral Resource Statement of Resources
Resource Category	Cut-Off Grade WO3	Resource Tons	Grade WO3	Contained Tungsten Units
				STU's	MTU's

Indicated Total (Sutton only)	0.20%	355,000	0.537%	190,635	172,990

Inferred (by location)
Sutton Resource	0.20%	1,616,000	0.459%	741,744	673,089
George Resource	0.20%	143,950	0.423%	60,863	55,230
O'Byrne Resource	0.20%	173,670	0.862%	149,719	135,861
Inferred Total	0.20%	1,933,620	0.493%	952,326	864,180

Note: a short ton unit (STU) = 20 lbs. WO3: a metric tonne unit (MTU) = 22.04 lbs. WO3

The effective date of each estimate of mineral resources above is August 20, 2012.

The existing mill at Springer has benefitted from considerable investment since the purchase from GE in 2006, although there are still important changes and investments left to be made prior to restart. The process flowsheet calls for the production of a 65% WO3 scheelite concentrate, using modern gravity separation techniques and traditional flotation circuits. There are no plans to utilize the digester system or the APT plant on site at this time.

Permitting and environmental matters are largely in place, although the Company is currently seeking a right of way from the US Bureau of Land Management for rights to re-install a tailings pipeline to an existing tailings pond, planned to be put into service to secure mill tailings are not backfilled into the mine.

Project economics assume a two year trailing average constant dollar $400/MTU APT price, and derive a concentrate price from that benchmark tungsten price, which is publically quoted. All dollar amounts for costs are also considered to be constant dollar. No escalation for inflation has been considered, and thus the 8% discount rate applied to cash flows to generate Net Present Values (“NPV’s”) should also be considered a constant dollar rate.

Economics do not assume any economic recovery of molybdenum disulphide (MoS2). There is no molybdenum resource established for the property which corresponds to the mineable tungsten resource, therefore there is no co-product credit in the PEA. There is capital included in the $30 million total restart estimate to separate (float) molybdenum, because it has historically been present in the resource and must be removed from concentrates to meet customer product specifications.

The NI 43-101compliant Technical Report, titled “Preliminary Economic Assessment on the Springer Tungsten Mine, Pershing County, Nevada, USA,” (the “PEA”), was filed on SEDAR October 2, 2012 and is available for public review at www.sedar.com.

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

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were met during the second quarter of 2011. On February 24, 2012, the Company delivered to Jervois a AUD$1,430,000 cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin of Brisbane, Australia. On February 27, 2012, EMC received written notice from Jervois rejecting the Report as inadequate, claiming that the Report did not fall within the definition of "Feasibility Study" provided for in the JV Agreement. Jervois also subsequently returned the cash payment to EMC.

On June 22, 2012, we received notification that Jervois had filed a lawsuit against us in the Supreme Court of Victoria, Australia. The lawsuit brought by Jervois contended that the JV Agreement (including EMC’s earn-in right) was automatically terminated because the Report failed to meet the standards set out in that agreement.

On August 20, 2012, EMC filed its formal defense and a counterclaim with the Supreme Court in Victoria, Australia. In its counterclaim, EMC sought relief that included a declaration from Jervois that EMC satisfied the earn-in conditions set out in the Joint Venture Agreement and that upon payment to Jervois of the sum of AUD$1.3 million (plus GST), EMC was entitled to a 50% interest in the Joint Venture, and a damages award, to compensate EMC for the loss and damage that it suffered as a result of Jervois wrongfully treating the joint venture as terminated.

On February 6, 2013, we announced agreement of an out of court settlement regarding the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs. The settlement is subject to Australian Foreign Investment Review Board (“FIRB”) approval of EMC’s 100% ownership of the project. FIRB approval was secured on April 2, 2013 and the FIRB statement of no objections stands for 12 months from the date thereof. If the Company wishes to proceed with the proposal after this date, a new FIRB application would be required.

Nyngan Project metallurgical test work has been completed and we are pursuing further feasibility study and development options.

Carlin Vanadium: The Carlin vanadium project consists of 72 unpatented mineral claims covering approximately 578 hectares, located along the western flank of the Piñon Range near the town of Carlin, Nevada, approximately 40 kilometers south of Elko, Nevada.

The Carlin resource was discovered in the 1960s by Union Carbide Corp. (“UCC”) when significantly anomalous vanadium was found in samples collected by UCC Geologists (Galli, 1968, Morgan, 1968). During 1967 and 1968 UCC conducted exploration work including geological mapping, ~15,000 feet of trenching and ~36,500 feet of drilling in 112 holes, outlining a zone of vanadium mineralization within the current claim boundary.

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

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC MetalsCorp., Carlin Vanadium Project, Carlin, Nevada,” prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010 and is also available for public review at www.sedar.com.. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5%V2O5 for a total of 289 million pounds of total contained V2O5, as outlined below:

Carlin Vanadium Project NI 43-101 Resource Estimation Stryhas (2010) of SRK Consulting
Resource Category	Cut-off V2 O5 (%)	Total (tonnes)	Grade V2 O5 (%)	Contained V2 O5 (pounds)
Inferred	0.30	25,400,000	0.51	289,000,000

Exploration Properties Review

Norwegian Properties: In April of 2011, the Company acquired a 100% option rights to the Tørdal property in Telemark County, Southern Norway. The property, originally encompassing a 40 square kilometer area, has since been increased to 140 square kilometers. As part of the same agreement, we also acquired a 100% option rights to the Evje-Iveland, property, located west of the Tørdal property in Aust-Agder County, also in Southern Norway. Both Tørdal and Evje-Iveland contain pegmatite formations, prospective for scandium and rare earth elements ("REE's”).

In September, 2011 EMC entered into an option agreement to earn a 100% interest in the exploration rights to a beryllium exploration site in Central Norway, known as the Hogtuva property. The exploration sites cover a total of approximately 80 square kilometers prospective for scandium, beryllium and other specialty metals.

On January 16, 2013 we announced a renegotiated earn-in immediately accelerating our ownership of both the Tørdal and Hogtuva exploration licenses to 100%. The renegotiated agreement canceled all outstanding cash payments, share grants and remaining work commitments, in return for payment of certain property costs and other costs totaling $65,000 in December/January 2013, a 1 million EMC share grant, and a 1% net smelter return (“NSR”) on production proceeds from the properties. As part of the amended agreement, EMC relinquished all rights to the Evje-Iveland property.

Exploration work done to date has focused on the Tørdal scandium-bearing pegmatites. On February 14, 2013 we announced promising results from field exploration work on the Tørdal property during the summer and fall months of 2012. The 2012 work included independent assay results of pegmatite rock samples taken from one specific property area, and also includes an extensive pegmatite mapping program covering approximately 30 square kilometers. The assay results indicated the presence of high levels of scandium and various REE’s, including heavy rare earth elements (“HREE’s”) in particular. Field XRF readings indicated elevated scandium content in hundreds of large and small pegmatite bodies found and mapped in the reconnaissance area.

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

Other Developments

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debenture has a maturity date of February 22, 2014 and bears interest at 10% per annum. The lenders may convert the loan into 13,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tørdal properties in Norway.

On March 18, 2013, the Company issued 600,000 stock options with an exercise price of $0.05 per share, exercisable until March 18, 2018, to an officer of the Company.

On May 9, 2013, the Company granted 1,000,000 stock options at an exercise price of $0.10 per share, exercisable until May 9, 2018, to directors of the Company and 500,000 stock options at an exercise price of $0.05 per share, exercisable until May 9, 2015, to officers, employees and consultants of the Company.

Operating results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility. The Company believes that it has fulfilled its commitments in respect of the Nyngan Joint Venture with Jervois Mining Limited.

Summary of quarterly results

	2013	2012				2011
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales Net Income (Loss) Basic and diluted Net Income (Loss) per share	- (910,288) (0.01)	- (1,623,015) (0.01)	- (1,148,216) (0.01)	- (1,386,161) (0.01)	- (807,905) (0.00)	- (4,189,370) (0.03)	- (2,008,200) (0.01)	- (633,233) (0.01)

Results of Operations for the three months ended March 31, 2013

The net loss for the quarter was $910,288, an increase of $102,383 from $807,905 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q1 2013 vs. Q1 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Foreign exchange	($121,475)	In Q1 of 2012, the Company held larger positions in the Canadian dollar than in Q1 of 2013. The Canadian dollar one year ago strengthened considerably against the US dollar resulting in a large gain in value. In the current year, the US and Canadian dollars experienced very little fluctuation combined with the lower amount of Canadian dollars held leading to a much smaller foreign exchange exposure.

Q1 2013 vs. Q1 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Interest expense	($118,662)	In February of 2012, the Company took out debt financing of $3,000,000. The Company also took out additional financing in February 2013 of $650,000. The interest expense of both these obligations was fully realized in the current quarter compared to the same quarter one year ago.
Salaries and benefits	($84,896)	Subsequent to Q1 of 2012. the Company hired a full time manager of the Springer operations which is the primary cause of this negative variance in Q1 2013 when compared to the same period one year ago.
Consulting	($30,214)	Consulting in the pursuit of the Springer mine and mill restart Q1 2013 resulted in the increase in consulting costs when compared to Q1 2012.
General and administration	($26,382)	Increased G&A expenses relate to the non-cash amortization of costs associated with February 2012 financing. Financing costs are amortized over the life of the financing and were recognized over the entire first quarter of 2013.
Insurance	($6,612)	The higher costs of Workers Compensation coverage for employees at the Springer mine resulted in the negative variance in Q1 2013.
Stock based compensation	$17,586	Fewer options were vested in Q1 2013 as well as the lower stock price of EMC shares resulted in the lower expense when compared to one year ago.
Travel & entertainment	$19,605	Travel costs in Q1 of 2012 included expenses related to travel to Australia to conclude the Nyngan buy-in agreement. Fewer such costs were incurred in 2013.
Exploration	$30,352	Q1 2013 expenses reflected lower activity levels for overall exploration work compared to Q1 2012.
Professional fees	$36,968	Decrease in expenses in 2013 resulting from costs to complete our finalizing the Nyngan project earn-in in 2012.
Amortization	$64,165	Lower depreciation costs reflect an increase in fully depreciated assets at the Springer mine.
Other income	$117,182	During the first quarter of 2013 we received proceeds from hay sales at the Cosgrave Ranch farm and the Springer mine began to dispose of scrap materials held at the property. No hay sales or sales of scrap materials occurred in Q1 2012.

Cash flow discussion for the three months ended March 31, 2013 compared to March 31, 2012

The cash outflow for operating activities was $589,420, a decrease of $222,517 (March 31, 2012 – $811,937), due to decreased activity levels as described in the variance analysis in addition to an increase in accounts payable during the period.

Cash outflows for investing activities decreased by $1,607,000 to $Nil (March 31, 2012 – $1,607,000) due to the payment of $66,611 for the Company’s buy-in on the Hogtuva property in Norway and the payment of AUD$1,320,000 for the costs related to the buy-in at the Nyngan project in Q1 2012.

Cash inflows from financing activities decreased by $2,064,157 to $649,175 (March 31, 2012 - $2,713,332), reflecting the issuance of a $3,000,000 convertible debenture in February of 2012 compared to a financing this year of $650,000.

Financial Position

Cash

The Company’s cash position increased during the three month period by $59,755, to $249,970 (December 31, 2012 $190,215) primarily due to the issuance of a convertible debenture in the amount of $650,000.

Prepaid expenses and receivables

These current assets decreased by $32,247 to $77,088 due primarily to the non-cash expensing of prepaid insurances (December 31, 2012 - $109,335).

Property, plant and equipment

Property, plant and equipment consists of land and water rights in Nevada, the Springer plant and equipment, and various other items of property plant and equipment. The decrease of $5,927 to $30,187,752 (December 2012 -$30,193,679) is due to amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $753,182 (December 31, 2012 - $753,182).

Accounts Payable

Accounts Payable has increased by $171,206 to $827,705 (December 2012 – $656,499) due to a deferral of salary payments for key staff members.

Convertible debenture

Convertible debentures increased by $707,303 to $2,568,676 (December 31, 2012 - $1,861,373) due to the placement of a second convertible debenture in February 2013 in addition to the accretion costs associated with the debenture issued in Q1 of 2012.

Promissory notes payable

The current promissory notes payable increased by $29,062 to $4,709,750 (December 31, 2012 - $4,680,688) which is attributable to the accretion expensing of the note taken out in February of 2012.

Capital stock

Capital stock remains the same at $87,310,708 (December 31, 2012 - $87,310,708) as a result of no stock issuances in the quarter.

Additional paid-in capital increased by $21,032, to $2,054,750 (December 31, 2012 - $2,033,718) as a result of expensing of stock options.

Liquidity and Capital Resources

At March 31, 2013, the Company had a working capital of ($7,779,073) including cash of $249,970 as compared to a working capital of ($6,899,010) including cash of $190,215 at December 31, 2012.

At March 31, 2013, the Company had 3,750,000 share purchase warrants exercisable at CAD$0.20 per share which have the potential upon exercise to convert to approximately $750,000 in cash over the next two years. Further, a total of 13,788,750 stock options exercisable between CAD$0.05 and CAD$0.315 have the potential upon exercise to generate a total of $1,770,513 in cash over the next five years. There is no assurance that these securities will be exercised.

Our major capital expenditure requirements in the next 12 months relate to our efforts to restart the Springer Tungsten project, certain payment requirements associated with our Nyngan project, and the maturity of certain loan facilities. Detail on the loan maturities is as follows:

  Cosgrave Ranch property mortgage maturity in August 2013 - $3,750,000
  Convertible debenture and promissory note, maturing in August 2013 - $3,000,000
  Convertible debenture, maturing in February 2014 – $650,000

We expect that these commitments will be funded from available cash when due in 2013, although $2,000,000 of the debenture due August 2013, and $650,000 of the debenture due February 2014, are convertible at the lender’s discretion into shares of the Company. The Company will need additional funding to meet the commitments shown above and will seek to raise additional debt or equity financing in the short term or restructure certain obligations.

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

Outstanding share data

At the date of this report, the Company has 165,358,337 issued and outstanding common shares, 15,113,750 stock options currently outstanding at a weighted average exercise price of CAD$0.13, and 3,750,000 warrants currently outstanding at a weighted average exercise price of CAD$0.20.

Off-balance sheet arrangements

At March 31, 2013, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

A promissory note due to a director of the Company (principal balance of US$500,000) matured and was paid during June 2012. The promissory note was issued as part of the purchase of a subsidiary company during November 2009.

During the quarter ended March 31, 2013, the Company expensed a consulting fee of $25,500 for one of its directors. This amount remains unpaid at period end. There were no such fees paid in the corresponding quarter of 2012.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, due to related parties, convertible debentures and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of tungsten and other metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “estimates”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of tungsten and other metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company took into consideration the following three characteristics common to companies of a similar size:

  The limited number of personnel in smaller companies, which constrains the Company’s ability to fully segregate conflicting duties;
  The Company relies on an active Board and management with open lines of communication to maintain the effectiveness of the Company’s disclosure controls and procedures; and
  The dynamic and evolving nature of smaller companies, which limits their ability to have static processes that are well-documented.

In addition, management has relied upon certain informal procedures and communication, and upon “hands-on” knowledge of senior management to maintain the effectiveness of disclosure controls and procedures.

Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

The JV partners agreed to extend the stage I work timeframe into 2011 and those first stage requirements were met during the second quarter of 2011. On February 24, 2012, the Company delivered to Jervois a AUD$1,430,000 cash payment and an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin of Brisbane, Australia. On February 27, 2012, EMC received written notice from Jervois rejecting the Report as inadequate, claiming that the Report did not fall within the definition of "Feasibility Study" provided for in the JV Agreement. Jervois also subsequently returned the cash payment to EMC.

On June 22, 2012, we received notification that Jervois had filed a lawsuit against us in the Supreme Court of Victoria, Australia. The lawsuit brought by Jervois contended that the JV Agreement (including EMC’s earn-in right) was automatically terminated because the Report failed to meet the standards set out in that agreement.

On August 20, 2012, EMC filed its formal defense and a counterclaim with the Supreme Court in Victoria, Australia. In its counterclaim, EMC sought relief that included a declaration from Jervois that EMC satisfied the earn-in conditions set out in the Joint Venture Agreement and that upon payment to Jervois of the sum of AUD$1.3 million (plus GST), EMC was entitled to a 50% interest in the Joint Venture, and a damages award, to compensate EMC for the loss and damage that it suffered as a result of Jervois wrongfully treating the joint venture as terminated.

On February 6, 2013, the Company agreed to an out-of-court settlement to its dispute with Jervois Mining Ltd (“Jervois”). The terms of the settlement transferred 100% ownership and control of the Nyngan scandium project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the Nyngan Project. The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs.

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

Date: May 13, 2013

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer