Form 10-Q
period 2013-06-30
EMC METALS CORP.
filed 2013-08-12
CIK 1408146

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

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
As of August 8, 2013, the registrant’s outstanding common stock consisted of 165,358,337 common shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND QUARTER ENDED JUNE 30, 2013

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2013	December 31, 2012

ASSETS

Current
Cash	$91,292	$190,215
Prepaid expenses and receivables	58,293	109,335

Total Current Assets	149,585	299,550

Restricted cash (Note 3)	151,557	160,217
Property, plant and equipment (Note 4)	26,431,825	30,193,679
Mineral interests (Note 5)	1,861,666	753,182

Total Assets	$28,594,633	$31,406,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$936,055	$656,499
Convertible debentures (Note 8)	2,628,722	1,861,373
Promissory notes payable (Note 7)	2,189,774	4,680,688

Total Current Liabilities	5,754,551	7,198,560

Total Liabilities	5,754,551	7,198,560

Stockholders’ Equity
Capital stock (Note 9) (Authorized: Unlimited number of shares; Issued and outstanding: 165,358,337 (2012 – 165,358,337))	87,310,708	87,310,708
Treasury stock (Note 10)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 9)	2,097,915	2,033,718
Accumulated other comprehensive loss	(2,844,668)	(2,844,668)
Deficit accumulated during the exploration stage	(62,459,679)	(61,027,496)

Total Stockholders’ Equity	22,840,082	24,208,068

Total Liabilities and Stockholders’ Equity	$28,594,633	$31,406,628

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Cumulative
	amounts from	Three month	Three month	Six month	Six month
	incorporation on	period ended	period ended	period ended	period ended
	July 17, 2006 to	June 30,	June 30,	June 30,	June 30,
	June 30, 2013	2013	2012	2013	2012

EXPENSES
Amortization (Note 4)	$2,349,223	$5,927	$57,681	$11,854	$127,773
Consulting	2,454,779	42,303	80,939	87,206	95,628
Exploration	15,044,342	2,044	85,624	309,115	423,047
General and administrative	7,529,423	66,742	133,632	178,001	218,509
Insurance	1,021,126	27,797	22,960	47,192	35,743
Professional fees	3,152,909	32,284	60,105	79,444	144,233
Research and development	3,042,091	-	-	-	-
Salaries and benefits	7,808,533	265,816	255,926	512,995	418,209
Stock-based compensation (Note 9)	5,404,573	43,165	159,969	64,197	198,587
Travel and entertainment	1,604,819	4,872	16,667	15,571	46,971

Loss before other items	(49,411,818)	(490,950)	(873,503)	(1,305,575)	(1,708,700)

OTHER ITEMS
Foreign exchange gain (loss)	454,671	38,099	(267,013)	27,783	(155,854)
Gain on transfer of marketable securities	181,238	-	-	-	-
Gain on settlement of convertible debentures	1,268,246	-	-	-	-
Gain on sale of marketable securities	1,720,016	-	-	-	-
Write-off of mineral interests	(15,965,169)	-	-	-	-
Write-off of land and water rights (Note 4)	(3,243,685)	-	-	-	-
Gain on insurance proceeds	912,534	-	-	-	-
Interest expense	(893,016)	(156,427)	(245,645)	(358,956)	(329,512)
Other income	671,028	87,383	-	204,565	-
Gain on disposition of assets	933,075	-	-	-	-
Change in fair value of derivative liability	453,790	-	-	-	-
Unrealized loss on marketable securities	(3,070,425)	-	-	-	-

	(16,577,697)	(30,945)	(512,658)	(126,608)	(485,366)

Loss before income taxes	(65,989,515)	(521,895)	(1,386,161)	(1,432,183)	(2,194,066)

Deferred income tax recovery	6,020,527	-	-	-	-

Loss for the period	(59,968,988)	(521,895)	(1,386,161)	(1,432,183)	(2,194,066)

Foreign currency translation adjustment	(2,844,668)	-	-	-	(543,031)

Comprehensive loss for the period	$(62,813,656)	$(521,895)	$(1,386,161)	$(1,432,183)	$(2,737,097)

Basic and diluted loss per common share		$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding		165,358,337	150,678,713	165,358,337	150,678,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts
	from incorporation on	Six month	Six month
	July 17, 2006 to June	period ended	period ended
	30, 2013	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(59,968,988)	$(1,432,183)	$(2,194,066)
Items not affecting cash:
Amortization	2,349,223	11,854	127,773
Research and development	3,042,091	-	-
Consulting paid with common shares	9,379	-	-
Gain on disposal of assets	(933,075)	-	-
Convertible debenture costs	(1,149,630)	-	-
Unrealized foreign exchange	792,551	8,660	171
Stock-based compensation	5,404,573	64,197	198,587
Unrealized gain on marketable securities	(46,707)	-	-
Realized gain on marketable securities	(1,720,016)	-	-
Write-off of mineral properties	15,965,169	-	-
Write-off of land and water rights	3,243,685	-	-
Realized loss on transfer of marketable securities	2,935,895	-	-
Change in fair value of derivative liability	(453,790)	-	-
Deferred income tax recovery	(6,020,527)	-	-
Finance charge	473,799	177,260	131,000
	(36,076,368)	(1,170,212)	(1,736,535)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(24,767)	51,042	899
Increase (decrease) in accounts payable and accrued liabilities	38,787	279,556	(274,715)
Increase in due to related parties	1,091,043	-	-
Asset retirement obligations	(999,176)	-	-
	(35,970,481)	(839,614)	(2,010,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,543,435	-	-
Cash paid for Subsidiary	(10,602,498)	-	-
Spin-out of Golden Predator Corp.	(66,890)	-	-
Restricted cash	(161,161)	-	-
Reclamation bonds	747,862	-	-
Proceeds from sale of marketable securities, net	(3,881,287)	-	-
Proceeds from sale of property, plant and equipment	633,294	-	-
Purchase of property, plant and equipment	(19,920,751)	-	-
Proceeds from sale of mineral interests	517,550	-	-
Additions to unproven mineral interests	(4,224,388)	(1,108,484)	(157,696)
	(32,414,834)	(1,108,484)	(157,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	52,484,603	-	-
Share issuance costs	(1,190,801)	-	-
Special warrants	12,095,274	-	-
Options exercised	370,812	-	-
Warrants exercised	10,534,109	-	-
Notes payable	(9,272,423)	-	-
Receipt of promissory note	2,200,000	1,200,000	1,000,000
Convertible debenture	2,649,175	649,175	2,000,000
Debt issuance costs	(249,827)	-	(218,000)
Payment of promissory note	(1,685,228)	-	(500,000)
Advances from related party	191,508	-	-
Loans advanced to Midway	(1,822,651)	-	-
Loan repayment from Midway	1,760,221	-	-
	68,064,772	1,849,175	2,282,000

Effect of foreign exchange on cash flows	411,835	-	80,428

Change in cash during the period	91,292	(98,923)	194,381
Cash, beginning of period	-	190,215	791,438

Cash, end of period	$91,292	$91,292	$985,819

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock
					Accumulated
				Treasury	Other	Deficit Accumulated
	Number of		Additional		Comprehensive	During the Exploration
	Shares	Amount	Paid in Capital	Stock	Loss	Stage	Total
		$	$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-	-
Private placements	5,000,000	3,017,350	-	-	-	-	3,017,350
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	-	(2,490,691)	(2,490,691)
Loss for the period	-	-	-	-	-	(316,382)	(316,382)
Balance, December 31, 2006	5,000,000	3,017,350	-	-	-	(2,807,073)	210,277
Private placements	17,577,500	35,598,475	-	-	-	-	35,598,475
Conversion of special warrants	5,390,000	5,590,529	-	-	-	-	5,590,529
Exercise of warrants	50,000	74,235	-	-	-	-	74,235
Share issuance costs – broker’s fees	-	(1,202,721)	97,565	-	-	-	(1,105,156)
Share issuance costs – shares issued	100,000	99,910	-	-	-	-	99,910
Shares issued for mineral properties	100,000	95,822	-	-	-	-	95,822
Stock-based compensation	40,000	38,314	472,489	-	-	-	510,803
Loss for the year	-	-	-	-	-	(5,579,477)	(5,579,477)
Balance, December 31, 2007	28,257,500	43,311,914	570,054	-	-	(8,386,550)	35,495,418
Private placements	5,322,500	10,543,444	-	-	-	-	10,543,444
Conversion of special warrants	7,610,000	7,484,629	-	-	-	-	7,484,629
Share issuance costs – broker’s fees	-	(263,169)	-	-	-	-	(263,169)
Shares issued for mineral properties	110,000	206,229	-	-	-	-	206,229
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,088,552	138,529	-	-	-	4,227,081
Acquisition of Great American Minerals Inc.	1,045,775	2,065,059	419,891	-	-	-	2,484,950
Acquisition of Fury Explorations Ltd.	10,595,814	12,963,070	7,343,879	(1,964,364)	-	-	18,342,585
Exercise of stock options	6,637,224	9,690,543	(178,482)	-	-	-	9,512,061
Shares issued for repayment of promissory note	4,728,000	2,017,257	-	-	-	-	2,017,257
Stock-based compensation	-	-	2,251,500	-	-	-	2,251,500
Loss for the year	-	-	-	-	-	(16,979,873)	(16,979,873)

Balance, December 31, 2008	66,356,813	92,107,528	10,545,371	(1,964,364)	-	(25,366,423)	75,322,112
Private placements	14,500,000	1,123,489	-	-	-	-	1,123,489
Exercise of stock options	101,000	110,689	(92,970)	-	-	-	17,719
Shares issued for mineral properties	2,765,643	311,606	-	-	-	-	311,606
Settlement of convertible debentures	7,336,874	2,299,061	49,278	-	-	-	2,348,339
Shares issued for consulting	89,254	9,168	-	-	-	-	9,168
Shares issued for acquisition of TTS	19,037,386	1,976,697	-	-	-	-	1,976,697
Stock-based compensation before spin-out	-	-	799,008	-	-	-	799,008
Spin-out of GPD	-	(18,044,538)	(11,300,687)	-	-	-	(29,345,225)
Stock-based compensation after spin-out	-	-	935,995	-	-	-	935,995
Foreign currency translation adjustment	-	-	-	-	(2,536,527)	-	(2,536,527)
Loss for the year	-	-	-	-	-	(18,954,099)	(18,954,099)
Balance, December 31, 2009	110,186,970	79,893,700	935,995	(1,964,364)	(2,536,527)	(44,320,522)	32,008,282
Private placements	30,252,442	4,563,680	441,565	-	-	-	5,005,245
Exercise of stock options	1,320,000	443,329	(219,732)	-	-	-	223,597
Exercise of warrants	7,300,000	1,060,257	-	-	-	-	1,060,257
Stock-based compensation	-	-	772,179	-	-	-	772,179
Foreign currency translation adjustment	-	-	-	-	99,091	-	99,091
Loss for the year	-	-	-	-	-	(4,585,644)	(4,585,644)
Balance, December 31, 2010	149,059,412	85,960,966	1,930,007	(1,964,364)	(2,437,436)	(48,906,166)	34,583,007
Exercise of stock options	250,000	140,466	(76,796)	-	-	-	63,670
Exercise/expiry of warrants	1,369,301	378,563	(700,170)	700,170	-	-	378,563
Stock-based compensation	-	-	296,127	-	-	-	296,127
Foreign currency translation adjustment	-	-	-	-	(984,896)	-	(984,896)
Loss for the year	-	-	-	-	-	(7,156,033)	(7,156,033)
Balance, December 31, 2011	150,678,713	86,479,995	1,449,168	(1,264,194)	(3,422,332)	(56,062,199)	27,180,438
Private placements	13,679,624	790,508	-	-	-	-	790,508
Stock-based compensation	-	-	331,794	-	-	-	331,794
Shares issued for mineral properties	1,000,000	40,205	-	-	-	-	40,205
Issue of convertible debenture warrants	-	-	252,756	-	-	-	252,756
Foreign currency translation adjustment	-	-	-	-	577,664	-	577,664
Loss for the year	-	-	-	-	-	(4,965,297)	(4,965,297)
Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	64,197	-	-	-	64,197
Loss for the period	-	-	-	-	-	(1,432,183)	(1,432,183)
Balance, June 30, 2013	165,358,337	87,310,708	2,097,915	(1,264,194)	(2,844,668)	(62,459,679)	22,840,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The Company’s principal properties are located in the United States, Australia, and Norway. The Company’s principal asset, the Springer Tungsten mine and mill, is currently not operating, and the Company is now working to restart mine operations with a partner or sell the assets outright. To June 30, 2013, the Company has not commenced production and has generated no revenue. Our other focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. As such, the Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to restart its Springer tungsten mill and advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently working on securing additional financing to meet its needs and/or restructuring certain obligations including a $3.0 million debt due on August 15, 2013; however there is no guarantee that these efforts will be successful. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, in our Annual Report on Form 10-K filed with the SEC on March 27, 2013. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

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

Effective December 31, 2012, the Company changed its presentation currency from the Canadian dollar to the US dollar. The Company’s consolidated financial statements for the year ended December 31, 2012 are the Company’s first financial statements that were presented in U.S. dollars. As a result of changing the presentation currency, all the comparative assets and liabilities were translated using the closing rate at the balance sheet date, all comparative equity items were translated at the exchange rates at the dates of transaction and the comparative statements of loss were translated at the average exchange rate for the period covered. All resulting exchange differences are recognized in the accumulated other comprehensive loss in the balance sheets’ equity section.

A change in presentation currency is accounted for as a change in accounting policy and is applied retrospectively, as if the new presentation currency had always been the presentation currency. Consequently, the comparatives for the six months and quarter ended June 30, 2012 have been restated to be presented in United States dollars. The exchange rates applied for translation purposes were as follows:

Date or period	Exchange rate
For the six months ended June 30, 2012	1 USD = 1.00570 CAD

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results experienced by the Company may differ materially and adversely from the Company’s estimates.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$242,849	$242,849	$—	$—

Total	$242,849	$242,849	$—	$—

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Expressed in US Dollars) (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

2013
	December 31,	Additions		Currency
	2012 Net Book	(disposals)		Translation	June 30, 2013
	Value	(write-offs)	Amortization	Adjustment	Net Book Value
Land and water rights	$4,252,146	$(3,750,000)	$-	$-	$502,146
Plant and equipment	25,749,852	-	-	-	25,749,852
Buildings	165,959	-	(5,449)	-	160,510
Automobiles	11,262	-	(4,256)	-	7,006
Computer equipment	3,402	-	(572)	-	2,830
Office Equipment	11,058	-	(1,577)	-	9,481

	$30,193,679	$(3,750,000)	$(11,854)	$-	$26,431,825

2012
	December 31,	Additions		Currency	December 31,
	2011 Net Book	(disposals)		Translation	2012 Net Book
	Value	(write-offs)	Amortization	Adjustment	Value
Land and water rights	$4,595,829	$(443,499)	$-	$99,816	$4,252,146
Plant and equipment	25,190,293	-	-	559,559	25,749,852
Cosgrave plant and equipment	71,244	-	(72,484)	1,240	-
Buildings	173,301	-	(11,139)	3,797	165,959
Automobiles	19,995	-	(9,138)	405	11,262
Computer equipment	795	3,338	(800)	69	3,402
Small tools and equipment	98,283	-	(99,994)	1,711	-
Office Equipment	13,904	-	(3,140)	294	11,058

	$30,163,644	$(440,161)	$(196,695)	$666,891	$30,193,679

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which is currently under care and maintenance.

Impairment of land and water rights (see Note 7)

During the year ended December 31, 2012, the Company reviewed the carrying value of its land and water rights for impairment and compared the carrying value to the estimated recoverable amount and wrote down its land and water rights by $443,499.

5.	MINERAL INTERESTS

	Scandium and
June 30, 2013	other	Tungsten	Total

Acquisition costs

Balance, December 31, 2012	$554,719	$198,463	$753,182
Additions	1,108,484	-	1,108,484
Write-off	-	-	-
Translation adjustment	-	-	-

Balance, June 30, 2013	$1,663,203	$198,463	$1,861,666

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Expressed in US Dollars) (Unaudited)

5.	MINERAL INTERESTS (cont’d…)

	Scandium
December 31, 2012	and other	Tungsten	Total

Acquisition costs

Balance, December 31, 2011	$474,199	$194,150	$668,349
Additions	75,205	-	75,205
Sold	(4,910)	-	(4,910)
Translation adjustment	10,225	4,313	14,538

Balance, December 31, 2012	$554,719	$198,463	$753,182

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, we received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, we announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. A total of $1,108,484 (AUD$1.2 million) was paid in June 2013 as part of the settlement.

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

Hogtuva property, Norway

During fiscal 2011 the Company entered into an option agreement with REE Mining AS (“REE”) to earn a 100% interest in three scandium and beryllium exploration sites in Norway pursuant to which the Company paid $50,000. To earn its interest, the original agreement required the Company to pay REE an additional $100,000 and issue up to 200,000 common shares. During fiscal 2013, the Company renegotiated the payments required to earn the interest and removed two of the exploration sites from the agreement. Pursuant to the amendment, the Company earned a 100% interest in the Hogtuva property in consideration for the $50,000 original payment and the grant of a 1% NSR payable to REE.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Expressed in US Dollars) (Unaudited)

6.	RELATED PARTY TRANSACTIONS

A promissory note due to a director of the Company (principal balance of $500,000) matured and was paid during June 2012. The promissory note was issued as part of the purchase of a subsidiary company during November 2009.

During the six months ended June 30, 2013, the Company expensed a consulting fee of $51,000 for one of its directors. This amount remains unpaid at period end. There were no such fees paid in the corresponding quarter of 2012.

The $650,000 loan financing completed on February 22, 2013, and the $1,200,000 financing completed on June 24, 2013, were funded from a combination of Directors, insiders, and independent shareholders.

7.	PROMISSORY NOTES PAYABLE

				December 31,
		June 30, 2013		2012

Promissory note with a principal balance of $3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.

During fiscal 2008 the Company entered into a promissory note for $6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of $3,000,000 consisting of a cash payment of $1,000,000 and 4,728,000 units of the Company equity valued at $2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at C$0.75 each and exercisable for a period of two years. The note was secured by a First Deed of Trust on the Cosgrave property land and water rights.

In June 2013 the Company returned to the note holder the Cosgrave Ranch for the value of the promissory note thereby extinquishing this debt. (Note 4)	$	Nil		$3,750,000

During the year ended December 31, 2012 the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance less financing and costs which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During the first six months of 2013, the Company recognized $59,086 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.

		989,774		930,688

On June 24, 2013 the Company completed a $1,200,000 financing consisting of a series of insider and non-insider loans. The loans have a maturity date of June 24, 2014 and bear interest at 10% per annum. The loans are secured by the ownership interest the Company has or earns in the Nyngan Scandium Project. As an inducement to enter into loan, the lenders received a royalty of 0.2% of average scandium sales value, produced from the Nyngan property, on the first 100 tonnes of scandium oxide product produced and sold. The royalty is capped at $370,000 and EMC retains a right to buy back the royalty from the lenders or their assigns for $325,000 at any time up to the commencement of first production, or three years from loan date, whichever occurs first.

		1,200,000		-
		2,189,774		4,680,688

Less: current portion		(2,189,774)		(4,680,688)

	$	Nil	$	Nil

8.	CONVERTIBLE DEBENTURE

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

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 7), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum. The lender may convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. There iss no beneficial conversion feature associated with the conversion option. The warrants are exercisable at C$0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000. During the six months ended June 30, 2013, the Company recognized $118,174 in accretion through interest expense. During fiscal 2012, the Company recognized $197,692 in accretion through interest expense.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
		Weighted average		Weighted average
		exercise price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2011	-	$-	11,848,750	$0.19
Granted	3,750,000	0.20	3,885,000	0.08
Cancelled	-	-	(2,187,500)	0.28
Exercised	-	-	-	-

Outstanding, December 31, 2012	3,750,000	0.20	13,546,250	0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(532,500)	0.48
Exercised	-	-	-	-

Outstanding, June 30, 2013	3,750,000	$0.20	15,113,750	$0.12

Number currently exercisable	3,750,000	$0.20	14,309,750	$0.13

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Expressed in US Dollars) (Unaudited)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…) As at June 30, 2013, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options	645,000	0.200	October 31, 2013
	537,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,020,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	200,000	0.105	December 16, 2014
	601,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	1,550,000	0.070	August 8, 2017
	600,000	0.050	March 18, 2018
	1,000,000	0.100	May 9, 2018
	500,000	0.050	May 9, 2015

	15,113,750

As at June 30, 2013, warrants were outstanding as follows:

Exercise
	Number of	Price in
Warrants	Warrants	Canadian $	Expiry Date

	3,750,000	$ 0.20	February 15, 2014

Stock-based compensation

During the six months ended June 30, 2013, the Company recognized stock-based compensation of $64,197 (June 30, 2012 -$198,587) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were 2,100,000 stock options issued during the six months ended June 30, 2013 (June 30, 2012 – 2,335,000).

The weighted average fair value of the options granted in the period was C$0.07 (2012 - C$0.07) .

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2013	2012

Risk-free interest rate	0.62%	0.51%
Expected life	5 years	5 years
Volatility	144.60%	136.82%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

10.	TREASURY STOCK

	Number	Amount
Treasury shares, June 30, 2013 and December 31 2012	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Expressed in US Dollars) (Unaudited)

11.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

June 30, 2013	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$26,431,825	$26,431,825
Mineral interests	1,361,665	301,538	198,463	1,861,666
	$1,361,665	$301,538	$26,630,288	$28,293,491

December 31, 2012	Norway	Australia	United States	Total
Property, plant and equipment	$-	$-	$30,193,679	$30,193,679
Mineral interests	253,181	301,538	198,463	753,182
	$253,181	$301,538	$30,392,142	$30,946,861

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2013	2012
Cash paid during the six months for interest	$56,250	$102,212
Cash paid during the six months for income taxes	$-	$-

During the period ended June 30, 2013, the Company settled promissory notes payable of $3,750,000 by returning the Cosgrave ranch and water rights included in property, plant and equipment with a value of $3,750,000. During the period ended June 30, 2012, the Company granted 750,000 share purchase warrants at a value of $58,305 as finder’s fees pursuant to the promissory note and convertible debenture financings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2013, and should be read in conjunction with our unaudited interim consolidated financial statements for the six month period ended June 30, 2013, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012 (the “Annual Statements”).

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) in accordance with the requirements of U.S. federal securities laws as applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and in July of 2011 also became a reporting issuer under U.S. federal laws. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of August 8, 2013 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

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

On February 5, 2010, we entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to develop the Nyngan scandium property in New South Wales, Australia, which is commonly referred to as the Nyngan Project. The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, we received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, we announced an agreement of an out of court settlement regarding the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. The first AUD$1.2 million cash payment was made during June 2013. The final payment of AUD$1.4 million is due on June 30, 2014. We have completed metallurgical test work and are pursuing further feasibility study and development options on the Nyngan Project.

Principal Properties Review

Springer Tungsten: The Springer mine, located in Pershing County in northwestern Nevada, was constructed by Utah International Inc. for the General Electric Company (“GE”), and was completed and commissioned in late 1981. The facility consists of a 1,000 ton per day (“tpd”) electro-pneumatic underground rail mine and a mill facility with crushing, grinding, flotation circuits and an APT (ammonium paratungstate) plant. Springer operated for less than a full year in 1982 before being put on care and maintenance by GE. Since acquiring Springer in 2006, EMC has spent approximately $30 million on the Springer facility, specifically on rehabilitation, conveyer and mill process improvements, resource exploration, mill process automation, and a mill throughput expansion.

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

The PEA updates the resource estimate published in a prior NI 43-101 Technical Report titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Springer Facility - Sutton Beds, Nevada, USA” prepared by SRK Consulting of Lakewood, Colorado, filed on SEDAR in May, 2009 and is available for public review at www.sedar.com. The PEA both increases the resource tonnage and also adds an economic estimate to the project in restart. The resource update also adds tonnage on the western side of the property, where no resource had previously been established, despite having been the site of historic tungsten production. The western resource has exciting potential for Springer, because the historic production records and current NI 43-101 drilling confirm superior tungsten grades, albeit at narrower vein widths.

The financial analysis of the mine restart, based on the current NI 43-101 resource, defines a five year mine life. The overall financial results, as presented in the PEA, are as follows:

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

The mine plan also calls for a second independent mining operation at O’Byrne, on the western side of the granite intrusion, utilizing the same mining techniques and equipment, with twin adit access. The hilly topography in the western beds lends itself to declined adit entry that achieve sufficient depth to make for economic mine development.

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

Nyngan Scandium: In February of 2010, the Company entered into a joint venture agreement (the “JV Agreement”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to develop the Nyngan scandium property in New South Wales, Australia. The terms of the JV Agreement required EMC to spend certain minimum amounts on project development, deliver a feasibility study on the project, and make an AUD$1.3 million cash payment (plus GST) within two years (February 2012), in order to earn a 50% project interest.

On February 24, 2012, the Company delivered to Jervois the applicable cash payment, along with the agreed upon report.

On February 27, 2012, EMC received written notice from Jervois rejecting the report as inadequate, claiming that the report did not fall within the definition of "Feasibility Study" provided for in the JV Agreement. Jervois also subsequently returned the cash payment to EMC.

The parties discussed resolutions to the dispute for three months, and in June 2012 Jervois filed suit against EMC to terminate the JV Agreement and all EMC rights to the Nyngan Project. In August EMC filed a formal defense and counterclaim and the parties subsequently met in February 2013 in the Supreme Court of Victoria, Australia to pursue their claims.

On February 6, 2013, EMC and Jervois reached agreement and announced an out of court settlement regarding the dispute. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. The first AUD$1.2 million cash payment was made during June 2013, the final payment of AUD$1.4 million is due on June 30, 2014. The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs. The settlement was agreed to subject to Australian Foreign Investment Review Board (“FIRB”) approval of EMC’s 100% ownership of the project, which was secured in April of 2013.

While much Nyngan Project metallurgical test work has been completed, certain additional test work programs are continuing as we pursue additional development options.

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

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC MetalsCorp., Carlin Vanadium Project, Carlin, Nevada,” prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010 and is also available for public review at www.sedar.com. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5% V2O5 for a total of 289 million pounds of total contained V2O5, as outlined below:

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

Other Developments

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debentures have a maturity date of February 22, 2014 and bear interest at 10% per annum. The lenders may convert the loan into 13,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp., and the Company’s interest in the Hogtuva and Tørdal properties in Norway.

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

On June 24, 2013 the Company completed a $1,200,000 financing consisting of a series of insider and non-insider loans. The loans have a maturity date of June 24, 2014 and bear interest at 10% per annum. The loans are secured by the ownership interest the Company has or earns in the Nyngan Scandium Project. As an inducement to enter into loan, the lenders received a royalty of 0.2% of average scandium sales value, produced from the Nyngan property, on the first 100 tonnes of scandium oxide product produced and sold. The royalty is capped at $370,000 and EMC retains a right to buy back the royalty from the lenders or their assigns for $325,000 at any time up to the commencement of first production, or three years from loan date, whichever occurs first.

Operating results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility, and has established and addressed all work commitments required on the Nyngan scandium property since regaining control of that property in Q1 2013.

Summary of quarterly results

	2013		2012				2013
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales				-	-	-	-	-
Net Income (Loss)	(521,895)	(910,288)	(1,623,015)	(1,148,216)	(1,386,161)	(807,905)	(4,189,370)	(2,088,200)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)	(0.03)	(0.01)

Results of Operations for the three months ended June 30, 2013

The net loss for the quarter was $521,895, a decrease of $846,266 from $1,386,161 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q2 2013 vs. Q2 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Foreign exchange	$305,112	In Q2 2012, the Company recognized a significant
loss on the purchase and sale of Australian dollars as
it related to the original buy-in on the Nyngan project
in Australia. Further, Canadian dollar cash balances
in 2012 were significantly higher than in Q2 2013,
generating additional non-recurring losses in a
climate where the US dollar was gaining strength
against the Canadian dollar.

Q2 2013 vs. Q2 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Stock based compensation	$116,804	Lower 2013 EMC share prices resulted in a lower expense when compared to the comparable 2012 period.

Other income	$87,383	This favorable variance generated from the sale of scrap metals and material at Springer in Q2 2013.

Exploration	$83,580	Non-recurring Nyngan project development
expenditures in 2012 (test work and feasibility
report) were higher than project spending in 2013,
generating a favorable variance for the current
period. Springer project expenditures were limited
and similar for both periods, and did not contribute to
		the variance.

Interest expense	$89,218	Lower current quarter interest expense reflects return of Cosgrave Ranch and mortgage to the lender.

General and Administrative	$66,890	Reduced current period spending reflects lower activity level when compared to prior period.

Amortization	$51,754	Lower depreciation costs reflect an increase in fully depreciated assets at the Springer mine.

Consulting	$38,636	In 2012 consultants were used to prepare the Springer mine for sale or start-up. No such expenditures took place in 2013.

Professional fees	$27,821	Non-recurring work on both Springer (PEA) and Nyngan (audit requirements) in 2013 generated a favorable variance when compared to prior period 2012.

Travel and entertainment	$11,795	Lower overall activity in current period resulted in less travel being incurred.

Insurance	($4,837)	Reflects higher Worker’s Compensation costs at Springer, based on additional staff in 2013 (mine manager), when compared to prior period.

Salaries and benefits	($9,890)	As mentioned under insurance, a new manager was hired at the Springer operation. No such cost was incurred in Q2 2012.

Six months ended June 30 2013 vs. six months ended June 30, 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Other income	$204,565	Favorable variance generated from the sale of scrap metals and material at Springer in 2013.

Foreign exchange	$183,637	In Q2 2012, the Company recognized a significant
loss on the purchase and sale of Australian dollars as
it related to the original buy-in on the Nyngan project
in Australia. During the entire six month period in
2012, the Company held higher Canadian dollar
positions in a climate where the US dollar was
gaining strength against the Canadian dollar further
increasing this loss item. In the current quarter,
positions in foreign currencies were lower and
		exchange rates were not as volatile.

Stock based compensation	$134,390	Lower EMC share price resulted in this lower expense when compared to one year ago.

Amortization	$115,919	Lower depreciation costs reflect an increase in fully depreciated assets at the Springer mine.

Exploration	$113,932	Non-recurring Nyngan project development
expenditures in 2012 (test work and feasibility
report) were higher than project legal spending in
2013, generating a favorable variance for the current
period. Springer project expenditures were limited
and similar for both periods, and did not contribute to
		the variance.

Professional fees	$64,789	Non-recurring work on both Springer (PEA) and Nyngan (audit requirements) in 2013 generated a favorable variance when compared to prior period 2012.

General and Administrative	$40,508	Overall decreased activity levels resulted in this positive variance for the six months ended June 30, 2013 when compared with the same period of the prior year.

Travel and entertainment	$31,400	The reduced Company activity levels resulted in this favorable variance in 2013.

Consulting	$8,422	In 2012 consultants were used to prepare the Springer mine for sale or start-up. No such expenditures took place in 2013.

Six months ended June 30 2013 vs. six months ended June 30, 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Insurance	($11,449)	In the first six months of 2013 there was additional
staff at the Springer mine with the hiring of a
manager in September of 2012. This resulted in a
higher expense for Worker’s Compensation as
		compared to the same period one year ago.

Interest	($29,444)	This unfavorable variance is the result of full
accretion costs associated with the February 2012
financing for the six month period versus four and
one half months in 2012. Also additional interest
costs in 2013 relate to the financing completed in Q4
		of 2012.

Salaries and benefits	($94,786)	Higher salaries in 2013 reflect a full six months for both the Springer mine manager and EMC’s CTO, as compared to partial period pay-outs for 2012.

Cash flow discussion for the six months ended June 30, 2013 compared to June 30, 2012

The cash outflow for operating activities decreased by $1,170,737 to $839,614 (June 30, 2012 – $2,010,351), due to reduced business activity levels as described in the variance analysis, along with an increase in accounts payable during the period.

Cash outflows for investing activities increased by $950,788 to $1,108,484 (June 30, 2012 – $157,696) due to the initial cash payment (February 2012) and return (May 2012) of the Nyngan earn-in obligation, followed by the repayment of AUD$1,200,000 (June 2013) for the Nyngan project, as required in the settlement agreement reached in February 2013.

Cash inflows from financing activities decreased by $432,825 to $1,849,175 (June 30, 2012 - $2,282,000), reflecting the issuance of a $3,000,000 convertible debenture in February of 2012, compared to loan financing during 2013 of approximately $1,850,000.

Financial Position

Cash

The Company’s cash position decreased during the six month period by $98,923, to $91,292 (December 31, 2012 $190,215) primarily due to operating costs.

Prepaid expenses and receivables

Current assets decreased by $51,042 to $58,293 due primarily to the non-cash expensing of prepaid insurances (December 31, 2012 - $109,335).

Property, plant and equipment

Property plant and equipment consists of the Springer plant and equipment, and various other items of property, plant and equipment. The decrease of $3,761,854 to $26,431,825 (December 2012 - $30,193,679) is primarily due to the disposal of the Cosgrave ranch and associated water rights.

Mineral interests

Mineral interests increased by $1,108,484 to $1,861,666 (December 31, 2012 - $753,182) due to the June 2013 payment to Jervois Mining for the acquisition of the Nyngan Scandium project in Australia.

Accounts Payable

Accounts Payable have increased by $279,556 to $936,055 (December 2012 – $656,499) due to a deferral of salary payments for key staff members.

Convertible Debenture

Convertible debentures increased by $767,349 to $2,628,722 (December 31, 2012 - $1,861,373) due to the placement of a second convertible debenture in February 2013, in addition to the accretion costs associated with the debenture issued in Q1 of 2012.

Promissory note payable – current portion

The current promissory note payable decreased by $2,490,914 to $2,189,774 (December 31, 2012 - $4,680,688) which is attributable to the Cosgrave ranch note payable being settled by returning the ranch, which was partially offset by the issuance of a $1,200,000 loan and due to the accretion expensing of the note taken out in February of 2012.

Capital Stock

Capital stock remains the same at $87,310,708 (December 31, 2012 - $87,310,708) as a result of no stock issuances in the quarter.

Additional paid-in capital increased by $64,197, to $2,097,915 (December 31, 2012 - $2,033,718) as a result of expensing of stock options.

Liquidity and Capital Resources

At June 30, 2013, the Company had a working capital deficiency of $5,604,966 including cash of $91,292 as compared to a working capital deficiency of $6,899,010 including cash of $190,215 at December 31, 2012.

At June 30, 2013, the Company had 3,750,000 share purchase warrants exercisable at $0.20 per share, which have the potential upon exercise to convert to approximately $750,000 in cash over the next two years. Further, a total of 15,113,750 stock options exercisable between $0.05 and $0.315 have the potential upon exercise to generate a total of $1,847,313 in cash over the next five years. There is no assurance that these securities will be exercised.

Our major capital expenditure requirements in the next 12 months relate to our efforts to restart the Springer Tungsten project, settlement requirements associated with our project in Australia, and the maturity of certain loan facilities. Detail on the loan maturities are as follows:

  Convertible debenture, maturing in August 2013 - US$2,000,000
  Promissory note, maturing in August 2013 – US$1,000,000
  Convertible debenture, maturing in February 2014 – US$650,000
  Promissory note maturing in June 2014 – US1,200,000

We expect these commitments will be funded from available cash when due in 2013, although $2,000,000 of the debenture is convertible, at the lender’s discretion, to shares of the Company. The Company will need additional funding to meet the commitments shown above and will seek to raise additional equity financing in the short term or restructure certain obligations.

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

Outstanding share data

At the date of this report the Company has 165,358,337 issued and outstanding common shares, 15,113,750 stock options currently outstanding at a weighted average exercise price of $0.12, and 3,750,000 warrants currently outstanding at a weighted average exercise price of $0.20.

Off-balance sheet arrangements

At June 30, 2013, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

Both the $650,000 loan financing completed on February 22, 2013, and the $1,200,000 financing completed on June 24, 2013, were funded from a combination of Directors, insiders, and independent shareholders.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a stock-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves US GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company has evaluated the impact of ASU 2010-09, and has concluded its adoption will not have a material impact on the Company’s financial reporting disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

11.1	Statement of Computation of Per Share Earnings for the Quarter Ended March 31, 2013.

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer