Form 10-Q
period 2013-09-30
EMC METALS CORP.
filed 2013-11-14
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 7, 2013, the registrant’s outstanding common stock consisted of 165,358,337 shares.

PART I. FINANCIAL INFORMATION

 (An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2013

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2013	December 31, 2012

ASSETS

Current
Cash	$15,629	$190,215
Prepaid expenses and receivables	25,509	109,335

Total Current Assets	41,138	299,550

Restricted cash (Note 3)	154,713	160,217
Property, plant and equipment (Note 1 & 4)	11,236	30,193,679
Assets held for sale (Note 1 & 4)	5,177,110	-
Mineral interests (Note 5)	1,663,203	753,182

Total Assets	$7,047,400	$31,406,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$1,248,608	$656,499

Convertible debentures (Note 8)	649,175	1,861,373

Promissory notes payable (Note 7)	4,368,507	4,680,688

Total Current Liabilities	6,266,290	7,198,560

Total Liabilities	6,266,290	7,198,560

Stockholders’ Equity
Capital stock (Note 9) (Authorized: Unlimited number of shares; Issued and outstanding: 165,358,337 (2012 – 165,358,337))	87,310,708	87,310,708
Treasury stock (Note 10)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 9)	2,099,801	2,033,718

Accumulated other comprehensive loss	(2,844,668)	(2,844,668)

Deficit accumulated during the exploration stage	(84,520,537)	(61,027,496)
Total Stockholders’ Equity	781,110	24,208,068

Total Liabilities and Stockholders’ Equity	$7,047,400	$31,406,628

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to September 30, 2013	Three month period ended September 30, 2013	Three month period ended September 30, 2012	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012

EXPENSES
Amortization (Note 4)	$2,355,150	$5,927	$46,214	$17,781	$173,987
Consulting	2,522,479	67,700	82,933	154,906	178,561
Exploration	15,063,260	18,918	339,587	328,033	762,634
General and administrative	7,714,348	184,925	133,046	362,926	351,555
Insurance	1,041,319	20,193	28,763	67,385	64,506
Professional fees	3,178,460	25,551	50,686	104,995	194,919
Research and development	3,042,091	-	-	-	-
Salaries and benefits	8,036,428	227,895	285,124	740,890	703,333
Stock-based compensation (Note 9)	5,406,459	1,886	115,273	66,083	313,860
Travel and entertainment	1,605,530	711	15,119	16,282	62,090

Loss before other items	(49,965,524)	(553,706)	(1,096,745)	(1,859,281)	(2,805,445)

OTHER ITEMS
Foreign exchange gain (loss)	447,800	(6,871)	139,663	20,912	(16,191)
Gain on transfer of marketable securities	181,238	-	-	-	-
Gain on settlement of convertible debentures	1,268,246	-	-	-	-
Gain on sale of marketable securities	1,720,016	-	-	-	-
Write-off of mineral interests and property, plant and equipment (Note 4)	(37,401,184)	(21,436,015)	-	(21,436,015)	-
Write-off of land and water rights (Note 4)	(3,243,685)	-	-	-	-
Gain on insurance proceeds	912,534	-	-	-	-
Interest expense	(1,047,651)	(154,635)	(191,134)	(513,591)	(520,646)
Other income	761,397	90,369	-	294,934	-
Gain on disposition of assets	933,075	-	-	-	-
Change in fair value of derivative liability	453,790	-	-	-	-
Unrealized loss on marketable securities	(3,070,425)	-	-	-	-

	(38,084,849)	(21,507,152)	(51,471)	(21,633,760)	(536,837)

Loss before income taxes	(88,050,373)	(22,060,858)	(1,148,216)	(23,493,041)	(3,342,282)

Deferred income tax recovery	6,020,527	-	-	-	-

Loss for the period	(82,029,846)	(22,060,858)	(1,148,216)	(23,493,041)	(3,342,282)
Foreign currency translation adjustment	(2,844,668)	-	1,659,649	-	1,116,618
Comprehensive loss for the period	$(84,874,514)	$(22,060,858)	$511,433	$(23,493,041)	$(2,225,664)

Basic and diluted loss per common share		$(0.13)	$(0.01)	$(0.14)	$(0.02)

Weighted average number of common shares outstanding		165,358,337	158,549,764	165,358,337	153,321,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to September 30, 2013	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(82,029,846)	$(23,493,041)	$(3,342,282)
Items not affecting cash:
Amortization	2,355,150	17,781	173,987
Research and development	3,042,091	-	-
Consulting paid with common shares	9,379	-	-
Gain on disposal of assets	(933,075)	-	-
Convertible debenture costs	(1,149,630)	-	-
Unrealized foreign exchange	789,395	5,504	43,510
Stock-based compensation	5,406,459	66,083	313,860
Unrealized gain on marketable securities	(46,707)	-	-
Realized gain on marketable securities	(1,720,016)	-	-
Write-off of mineral properties and property, plant & equipment	37,401,184	21,436,015	-
Write-off of land and water rights	3,243,685	-	-
Realized loss on transfer of marketable securities	2,935,895	-	-
Change in fair value of derivative liability	(453,790)	-	-
Deferred income tax recovery	(6,020,527)	-	-
Finance charge	504,479	207,940	212,872
	(36,665,874)	(1,759,718)	(2,598,053)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	8,017	83,826	(14,515)
Increase (decrease) in accounts payable and accrued liabilities	419,876	660,615	(285,417)
Increase in due to related parties	1,091,043	-	-
Asset retirement obligations	(999,176)	-	-
	(36,146,144)	(1,015,277)	(2,897,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,543,435	-	-
Cash paid for Subsidiary	(10,602,498)	-	-
Spin-out of Golden Predator Corp.	(66,890)	-	-
Restricted cash	(161,161)	-	-
Reclamation bonds	747,862	-	-
Proceeds from sale of marketable securities, net	(3,881,287)	-	-
Proceeds from sale of property, plant and equipment	633,294	-	-
Purchase of property, plant and equipment	(19,920,751)	-	(3,376)
Proceeds from sale of mineral interests	517,550	-	-
Additions to unproven mineral interests	(4,224,388)	(1,108,484)	(157,696)
	(32,414,834)	(1,108,484)	(161,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	52,484,603	-	683,227
Share issuance costs	(1,190,801)	-	-
Special warrants	12,095,274	-	-
Options exercised	370,812	-	-
Warrants exercised	10,534,109	-	-
Notes payable	(9,272,423)	-	-
Receipt of promissory note	2,300,000	1,300,000	2,000,000
Convertible debenture	2,679,175	649,175	1,000,000
Debt issuance costs	(249,827)	-	(253,929)
Payment of promissory note	(1,685,228)	-	(500,000)
Advances from related party	191,508	-	-
Loans advanced to Midway	(1,822,651)	-	-
Loan repayment from Midway	1,760,221	-	-
	68,164,772	1,949,175	2,929,303

Effect of foreign exchange on cash flows	411,835	-	(103,362)

Change in cash during the period	15,629	(174,586)	(233,116)
Cash, beginning of period	-	190,215	791,438

Cash, end of period	$15,629	$15,629	$558,322

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock
				Additional	Treasury	Accumulated Other Comprehensive	Deficit Accumulated During the Exploration
	Number of Shares	Amount		Paid in Capital	Stock	Loss	Stage	Total
		$		$	$	$	$	$
Balance, July 17, 2006	-		-	-	-	-	-		-
Private placements	5,000,000		3,017,350	-	-	-	-		3,017,350
Excess of exchange amount over carrying amount of Springer Mining Company	-		-	-	-	-	(2,490,691)		(2,490,691)
Loss for the period	-		-	-	-	-	(316,382)		(316,382)

Balance, December 31, 2006	5,000,000		3,017,350	-	-	-	(2,807,073)		210,277
Private placements	17,577,500		35,598,475	-	-	-	-		35,598,475
Conversion of special warrants	5,390,000		5,590,529	-	-	-	-		5,590,529
Exercise of warrants	50,000		74,235	-	-	-	-		74,235
Share issuance costs – broker’s fees	-		(1,202,721)	97,56500	-	-	-		(1,105,156)
Share issuance costs – shares issued	100,000		99,910	-	-	-	-		99,910
Shares issued for mineral properties	100,000		95,822	-	-	-	-		95,822
Stock-based compensation	40,000		38,314	472,489	-	-	-		510,803
Loss for the year	-		-	-	-	-	(5,579,477)		(5,579,477)

Balance, December 31, 2007	28,257,500		43,311,914	570,054	-	-	(8,386,550)		35,495,418
Private placements	5,322,500		10,543,444	-	-	-	-		10,543,444
Conversion of special warrants	7,610,000		7,484,629	-	-	-	-		7,484,629
Share issuance costs – broker’s fees	-		(263,169)	-	-	-	-		(263,169)
Shares issued for mineral properties	110,000		206,229	-	-	-	-		206,229
Acquisition of Gold Standard Royalty Corp.	2,050,000		4,088,552	138,529	-	-	-		4,227,081
Acquisition of Great American Minerals Inc.	1,045,775		2,065,059	419,891	-	-	-		2,484,950
Acquisition of Fury Explorations Ltd.	10,595,814		12,963,070	7,343,879	(1,964,364)	-	-		18,342,585
Exercise of stock options	6,637,224		9,690,543	(178,482)	-	-	-		9,512,061
Shares issued for repayment of promissory note	4,728,000		2,017,257	-	-	-	-		2,017,257
Stock-based compensation	-		-	2,251,500	-	-	-		2,251,500
Loss for the year	-		-	-	-	-	(16,979,873)		(16,979,873)

Balance, December 31, 2008	66,356,813		92,107,528	10,545,371	(1,964,364)	-	(25,366,423)		75,322,112
Private placements	14,500,000		1,123,489	-	-	-	-		1,123,489
Exercise of stock options	101,000		110,689	(92,970)	-	-	-		17,719
Shares issued for mineral properties	2,765,643		311,606	-	-	-	-		311,606
Settlement of convertible debentures	7,336,874		2,299,061	49,278	-	-	-		2,348,339
Shares issued for consulting	89,254		9,168	-	-	-	-		9,168
Shares issued for acquisition of TTS	19,037,386		1,976,697	-	-	-	-		1,976,697
Stock-based compensation before spin-out	-		-	799,008	-	-	-		799,008
Spin-out of GPD	-		(18,044,538)	(11,300,687)	-	-	-		(29,345,225)
Stock-based compensation after spin-out	-		-	935,995	-	-	-		935,995
Foreign currency translation adjustment	-		-	-	-	(2,536,527)	-		(2,536,527)
Loss for the year	-		-	-	-	-	(18,954,099)		(18,954,099)

Balance, December 31, 2009	110,186,970		79,893,700	935,995	(1,964,364)	(2,536,527)	(44,320,522)		32,008,282
Private placements	30,252,442		4,563,680	441,565	-	-	-		5,005,245
Exercise of stock options	1,320,000		443,329	(219,732)	-	-	-		223,597
Exercise of warrants	7,300,000		1,060,257	-	-	-	-		1,060,257
Stock-based compensation	-		-	772,179	-	-	-		772,179
Foreign currency translation adjustment	-		-	-	-	99,091	-		99,091
Loss for the year	-		-	-	-	-	(4,585,644)		(4,585,644)

Balance, December 31, 2010	149,059,412		85,960,966	1,930,007	(1,964,364)	(2,437,436)	(48,906,166)		34,583,007
Exercise of stock options	250,000		140,466	(76,796)	-	-	-		63,670
Exercise/expiry of warrants	1,369,301		378,563	(700,170)	700,170	-	-		378,563
Stock-based compensation	-		-	296,127	-	-	-		296,127
Foreign currency translation adjustment	-		-	-	-	(984,896)	-		(984,896)
Loss for the year	-		-	-	-	-	(7,156,033)		(7,156,033)

Balance, December 31, 2011	150,678,713		86,479,995	1,449,168	(1,264,194)	(3,422,332)	(56,062,199)		27,180,438
Private placements	13,679,624		790,508	-	-	-	-		790,508
Stock-based compensation	-		-	331,794	-	-	-		331,794
Shares issued for mineral properties	1,000,000		40,205	-	-	-	-		40,205
Issue of convertible debenture warrants	-		-	252,756	-	-	-		252,756
Foreign currency translation adjustment	-		-	-	-	577,664	-		577,664
Loss for the year	-		-	-	-	-	(4,965,297)		(4,965,297)
Balance, December 31, 2012	165,358,337		87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)		24,208,068
Stock-based compensation	-		-	66,083	-	-	-		66,083
Loss for the period	-		-	-	-	-	(23,493,041)		(23,493,041)
Balance, September 30, 2013	165,358,337		87,310,708	2,099,801	(1,264,194)	(2,844,668)	(84,520,537)		781,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The Company’s principal asset was the Springer Tungsten mine and mill, held by the Springer Mining Company. On September 13, 2013, the Company signed a binding Letter Of Intent (LOI) to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to Americas Bullion Royalty Corp. (AMB), for $5 million cash.

At the signing of the LOI, AMB paid US$3.1 million directly to the existing convertible debt holder to retire a maturing debt plus accumulated interest.
•	Cash paid by AMB to the convertible debt holder paid the debt in full and released the security interest in the Springer property and assets,
•	The cash advanced by AMB formed a new loan, with AMB as lender, as at September 13, 2013,
•	The new loan carries a zero interest rate, and
•	AMB agreed to additionally fund all Springer property carrying costs until the final payment and closing date.

The sale transaction is intended to be completed within 90 days of the LOI signing date (effectively December 12, 2013), or sooner, if possible.  Until such time as the transaction is fully funded and completed, it will be treated as a pending sale in EMC’s financial statements, and is treated as such in Q3 2013.
•	Should the transaction not close by December 12, 2013, the LOI terms can be extended by mutual agreement, and
•
In the event a sale is subsequently consummated with another entity, the AMB loan will become secured with the assets and interests of Springer Mining company, will carry interest at 5% per annum from December 12th to the closing date on the final sale, and a $150,000 break fee will be payable to AMB.

The LOI and pending sale also include the transfer of interests in the Company’s Carlin Vanadium property mineral assets and the Copper King property tungsten assets in Nevada to AMB, along with Springer tungsten.  Should EMC introduce any buyers of these properties to AMB, AMB will pay a 6% finder’s fee, subject to certain conditions.

With the completion of the sale of the Tungsten asset, the Company’s focus of operations is on the exploration and development of our specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. As such, the Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future.  Some interest payments that were due in respect of certain debt obligations are unpaid. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance both the Nyngan and Tordal properties. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors.  These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.   In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 and with our Annual Report on Form 10-K filed with the SEC on March 27, 2013.  Operating results for the nine-month period ended September 30, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

A change in presentation currency is accounted for as a change in accounting policy and is applied retrospectively, as if the new presentation currency had always been the presentation currency.  Consequently, the comparatives for the nine months and quarter ended September 30, 2012 have been restated to be presented in United States dollars.  The exchange rates applied for translation purposes were as follows:

Date or period	Exchange rate
For the nine months ended September 30, 2012	1 USD = 1.00230 CAD

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

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and restricted cash	$170,342	$170,342	$—	$—

Total	$170,342	$170,342	$—	$—

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
September 30, 2013
(Expressed in US Dollars) (Unaudited)

3.	RESTRICTED CASH

The Company has a Bank of Montreal line of credit of up to C$159,400 as a security deposit related to a Vancouver office lease obligation. The letter of credit is secured by a short-term cash investment of C$159,400 with the bank bearing interest at prime less 2.05% maturing on May 8, 2014, contemporaneous with the date the office lease expires.

4.	PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

2013

	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	Currency Translation Adjustment	September 30, 2013 Net Book Value
Land and water rights	$4,252,146	$(4,252,146)	$-	$-	$-
Plant and equipment	25,749,852	(25,749,852)	-	-	-
Buildings	165,959	(157,786)	(8,173)	-	-
Automobiles	11,262	(4,878)	(6,384)	-	-
Computer equipment	3,402	-	(857)	-	2,545
Office Equipment	11,058	-	(2,367)	-	8,691
Property, plant and equipment	$30,193,679	$(30,164,662)	$(17,781)	$-	$11,236
Assets held for sale	$-	$5,177,110	$-	$-	$5,177,110

2012

	December 31, 2011 Net Book Value	Additions (disposals) (write-offs)	Amortization	Currency Translation Adjustment	December 31, 2012 Net Book Value
Land and water rights	$4,595,829	$(443,499)	$-	$99,816	$4,252,146
Plant and equipment	25,190,293	-	-	559,559	25,749,852
Cosgrave plant and equipment	71,244	-	(72,484)	1,240	-
Buildings	173,301	-	(11,139)	3,797	165,959
Automobiles	19,995	-	(9,138)	405	11,262
Computer equipment	795	3,338	(800)	69	3,402
Small tools and equipment	98,283	-	(99,994)	1,711	-
Office Equipment	13,904	-	(3,140)	294	11,058
Property, plant and equipment	$30,163,644	$(440,161)	$(196,695)	$666,891	$30,193,679

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

5.	MINERAL INTERESTS

September 30, 2013	Scandium and other	Tungsten	Total

Acquisition costs

Balance, December 31, 2012	$554,719	$198,463	$753,182
Additions	1,108,484	-	1,108,484
Write-off	-	(198,463)	(198,463)
Translation adjustment	-	-	-

Balance, September 30, 2013	$1,663,203	$-	$1,663,203

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

5.	MINERAL INTERESTS (cont’d…)

December 31, 2012	Scandium and other	Tungsten	Total

Acquisition costs

Balance, December 31, 2011	$474,199	$194,150	$668,349
Additions	75,205	-	75,205
Sold	(4,910)	-	(4,910)
Translation adjustment	10,225	4,313	14,538

Balance, December 31, 2012	$554,719	$198,463	$753,182

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

TUNGSTEN PROPERTY

Springer Property

On November 21, 2006, the Company acquired all outstanding and issued shares of Springer Mining Company (“Springer”).  Included in the assets of Springer and allocated to property, plant and equipment (Note 4) are the Springer Mine and Mill located in Pershing County, Nevada.  The Company agreed to sell Springer Mining Company in Q3, 2013 (see Note 1), for $5 million, along with the Copper King Tungsten property and the Carlin Vanadium property.  The transaction is expected to be competed and fully funded in Q4, 2013.

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

The Company returned the property to its former owner, under terms of the earn-in agreement, and wrote off its investment of $4,910 in this project in fiscal 2012.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

5.	MINERAL INTERESTS (cont’d…)

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

During the nine months ended September 30, 2013, the Company expensed a consulting fee of $76,500 for one of its directors. This amount remains unpaid at period end. There were no such fees paid in the corresponding quarter of 2012.

The $650,000 loan financing completed on February 22, 2013, the $1,200,000 financing completed on June 24, 2013 and the 100,000 financing completed on August 27, 2013, were funded from a combination of Directors, insiders, and independent shareholders.

7.	PROMISSORY NOTES PAYABLE

	September 30, 2013	December 31, 2012

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

In June 2013 the Company returned to the note holder the Cosgrave Ranch for the value of the promissory note thereby extinguishing this debt. (Note 4)
	$ Nil	$3,750,000

During the year ended December 31, 2012 the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance less financing and costs which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During the first nine months of 2013, the Company recognized $69,313 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.
	Nil	930,688

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
	1,200,000	-
On August 27, 2013, the Company completed a $100,000 loan financing consisting of insider loans. The loan does not bear any interest for 90 days, is immediately due and payable when the Company can make the repayment based on completion of the Springer transaction, and is secured by an interest in the Bank of Montreal Guaranteed Investment Certificate that matures in May of 2014.	100,000	-

As part of the Letter of Intent entered into upon sale of the Springer Mining Company, Americas Bullion Royalty Corporation (AMB) agreed to pay out the convertible debenture financing along with accrued interest, that was due in Q3, 2013, The new loan from AMB does not carry any interest. Should the transaction with AMB not complete by December 13, 2013, this new loan will carry a 5.0% per annum interest rate effective December 12, 2013 and the new loan will be secured by the assets of the Springer Mining Company.		3,068,507		-
		4,368,507		4,680,688

Less current portion		(4,368,507)		(4,680,688)

	$	Nil	$	Nil

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

8.	CONVERTIBLE DEBENTURE

On February 22, 2013, the Company completed a $649,175 loan financing consisting of convertible debentures.  The convertible debenture has a maturity date of February 22, 2014 and bears interest at 10% per annum.  The lenders may convert the loan into 13,000,000 common shares of the Company.  There is no beneficial conversion feature associated with the conversion option.  The loan is secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tordal properties in Norway.

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 7), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture has a maturity date of August 15, 2013 and bears interest at 7% per annum.  The lender may convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company.  The loan is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.  There is no beneficial conversion feature associated with the conversion option. The warrants are exercisable at C$0.20 per share expiring February 15, 2014.  A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital.  The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014.  These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital.  The financing costs were allocated between debt and the equity components.  This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000.  During the nine months ended September 30, 2013, the Company recognized $138,627 in accretion through interest expense.  During fiscal 2012, the Company recognized $197,692 in accretion through interest expense.

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
September 30, 2013
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
September 30, 2013
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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
	Number	Weighted average exercise price in Canadian $	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2011	-	$-	11,848,750	$0.19
Granted	3,750,000	0.20	3,885,000	0.08
Cancelled	-	-	(2,187,500)	0.28
Exercised	-	-	-	-

Outstanding, December 31, 2012	3,750,000	0.20	13,546,250	0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(532,500)	0.48
Exercised	-	-	-	-

Outstanding, September 30, 2013	3,750,000	$0.20	15,113,750	$0.12

Number currently exercisable	3,750,000	$0.20	14,519,750	$0.12

As at September 30, 2013, incentive stock options were outstanding as follows:

	Number of options	Exercise Price in Canadian $	Expiry Date

Options	645,000	0.200	October 31, 2013
	537,500	0.300	January 23, 2014
	50,000	0.300	February 26, 2014
	1,020,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	200,000	0.105	December 16, 2014
	601,250	0.250	January 4, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	1,550,000	0.070	August 8, 2017
	600,000	0.050	March 18, 2018
	1,000,000	0.100	May 9, 2018
	500,000	0.050	May 9, 2015

	15,113,750

As at September 30, 2013, warrants were outstanding as follows:

Warrants	Number of Warrants	Exercise Price in Canadian $	Expiry Date

	3,750,000	$0.20	February 15, 2014

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the nine months ended September 30, 2013, the Company recognized stock-based compensation of $66,083 (September 30, 2012 - $313,860) in the statement of operations as a result of incentive stock options granted and vested in the current period.  There were 2,100,000 stock options issued during the nine months ended September 30, 2013 (September 30, 2012 – 3,885,000).

The weighted average fair value of the options granted in the period was C$0.07 (2012 - C$0.07).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model.  The weighted average assumptions used in calculating the fair values are as follows:

	2013	2012

Risk-free interest rate	0.62%	0.51%
Expected life	5 years	5 years
Volatility	144.60%	136.82%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

10.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2013 and December 31 2012	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

11.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway, Australia, and the United States and its capital assets’ geographic information is as follows:

September 30, 2013	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$11,236	$11,236
Assets held for sale	-	-	5,177,110	5,177,110
Mineral interests	253,181	1,410,022	-	1,663,203

	$253,181	$1,410,002	$5,188,346	$6,851,549

December 31, 2012	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$30,193,679	$30,193,679
Mineral interests	253,181	301,538	198,463	753,182

	$253,181	$301,538	$30,392,142	$30,946,861

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2013	2012

Cash paid during the nine months for interest	$307,151	$310,243

Cash paid during the nine months for income taxes	$-	$-

During the period ended September 30, 2013, the Company settled promissory notes payable of $3,750,000 by returning the Cosgrave ranch and water rights included in property, plant and equipment with a value of $3,750,000; the convertible debenture debt plus accrued interest, totaling $3,068,507, was assumed by Americas Bullion Royalty Corporation; and the Company reclassified $5,117,110 in property, plant and equipment to assets held for sale.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Expressed in US Dollars) (Unaudited)

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

During the period ended September 30, 2012, the Company granted 750,000 share purchase warrants at a value of $58,305 as finder’s fees pursuant to the promissory note and convertible debenture financings.

13.	SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2013, and should be read in conjunction with our unaudited interim consolidated financial statements for the nine month period ended September 30, 2013, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012. (the “Annual Statements”).

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

The information contained within this report is current as of November 7, 2013 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this Form 10Q has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

Overview

EMC is a specialty metals company focusing specifically on scandium mining and refining, along with rare earth elements and other specialty metals. The Company intends to utilize its know-how and, in certain instances, patented technologies to maximize extractive mining and refining opportunities in specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “EMC”.

The Company’s most advanced asset was the Springer Tungsten Mine (“Springer”), a fully constructed mine and mill asset in Nevada, USA. On September 13, 2013, the Company signed a binding Letter Of Intent (LOI) to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to Americas Bullion Royalty Corp. (AMB), for $5 million cash.

At the signing of the LOI, AMB paid US$3.1 million directly to the existing convertible debt holder to retire a maturing debt plus accumulated interest.

  Cash paid by AMB to the convertible debt holder paid the debt in full and released the security interest in the Springer property and assets,
  The cash advanced by AMB formed a new loan, with AMB as lender, as at September 13, 2013,
  The new loan carries a zero interest rate, and
  AMB agreed to fund all Springer property carrying costs until the final payment and closing date.

The sale transaction is intended to be completed within 90 days of the LOI signing date (effectively December 12, 2013), or sooner, if possible. Until such time as the transaction is fully funded and completed, it will be treated as a pending sale in EMC’s financial statements, and is treated as such in Q3 2013.

  Should the transaction not close by December 12, 2013, the LOI terms can be extended by mutual agreement, and
  In the event a sale is subsequently consummated with another entity, the AMB loan will become secured with the assets and interests of Springer Mining Company, will carry interest at 5% per annum from December 12th to the closing date on the final sale, and a $150,000 break fee will be payable to AMB.

The LOI and pending sale also include the transfer of interests in the Company’s Carlin Vanadium property mineral assets and the Copper King property tungsten assets in Nevada to AMB, along with Springer tungsten. Should EMC introduce any buyers of the properties to AMB, AMB will pay 6% finder’s fee, subject to certain conditions.

With the anticipated sale completion on the Company’s tungsten asset, and other Nevada mineral assets, the primary focus of operations is now on the development of our Nyngan Scandium Project, located in New South Wales, Australia, and on exploration work on the Tørdal Scandium/Rare Earth Minerals property in southern Norway.

The Company currently maintains 100% ownership rights and control of the Nyngan Project, which were secured in a settlement with the prior owner, Jervois Mining Limited (JRV) earlier in 2013. Full ownership will be realized with two cash payments to JRV totaling AUD$2.6 million, along with a percentage royalty payable to Jervois on sales of product from the project. The first AUD$1.2 million cash payment was made during June 2013, the second and final payment of AUD$1.4 million is due on June 30, 2014. We have completed metallurgical test work and are pursuing further feasibility study and development options on the Nyngan Project.

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

Highlights from the PEA/Resource Update:

•	Project restart is economic, feasible, and supported by current tungsten prices, based on a five year NI 43-101 production resource;
•	Five year mine life NPV of $22.8 million (8% discount, constant dollar, after tax);
•	IRR of 47% on restart capital of $30 million;
•	Indicated resource increase of 81,000 tons (+29.6%) over previous resource estimate;
•	Inferred resource increase of 837,600 tons (+76.3%) over previous resource estimate;
•	New resource added on western side of the property, no previous resource estimate; and
•	Average annual tungsten (WO3) production of 134,960 MTU (total 674,790 MTU).

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

This updated resource, included in the PEA, is as follows:

Springer Mine - Mineral Resource Statement of Resources
				Contained Tungsten Units
Resource Category	Cut-Off Grade WO₃	Resource Tons	Grade WO₃	STU’s	MTU’s

Indicated Total ( Sutton only)	0.20%	355,000	0.537%	190,635	172,990

Inferred (by location)
Sutton Resource	0.20%	1,616,000	0.459%	741,744	673,089
George Resource	0.20%	143,950	0.423%	60,863	55,230
O'Byrne Resource	0.20%	173,670	0.862%	149,719	135,861
Inferred Total	0.20%	1,933,620	0.493%	952,326	864,180

Note: a short ton (STU) = 20 lbs WO3: a metric tonne (MTU) = 22.04 WO3

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

On February 24, 2012, the Company delivered to Jervois the applicable cash payment, along with an independent NI 43-101 report entitled "Technical Report on the Feasibility of the Nyngan Scandium Project" dated February 23, 2012 (the "Report"), which was compiled by SNC-Lavalin of Brisbane, Australia.
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

On February 6, 2013, EMC and Jervois reached agreement and announced an out of court settlement regarding the dispute.. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. The first AUD$1.2 million cash payment was made during June 2013, the final payment of AUD$1.4 million is due on June 30, 2014. The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs. The settlement was agreed, subject to Australian Foreign Investment Review Board (“FIRB”) approval of EMC’s 100% ownership of the project, which was secured in April 2013.

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

In April, 2010, EMC announced receipt of an NI 43-101 compliant technical report and resource estimation for the Carlin vanadium project. The Technical Report, titled, “NI 43-101 Technical Report on Resources, EMC Metals Corp., Carlin Vanadium Project, Carlin, Nevada,” prepared by SRK Consulting US, was subsequently filed on SEDAR in May, 2010 and is also available for public review at www.sedar.com.. The technical report outlines a NI 43-101 compliant inferred resource of 25.4 million tonnes grading 0.5% V2O5 for a total of 289 million pounds of total contained V2O5, as outlined below:

Carlin Vanadium Project NI 43-101 Resource Estimation Stryhas (2010) of SRK Consulting
Resource Category	Cut-off V2O5 (%)	Total (tonnes)	Grade V2O5 (%)	Contained V2O5 (pounds)
Inferred	0.30	25,400,000	0.51	289,000,000

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

Other Developments

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debentures have a maturity date of February 22, 2014 and bear interest at 10% per annum. The lenders may convert the loan into 13,000,000 common shares of the Company. The loan is secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tørdal properties in Norway. As the LOI and pending sale of Wolfram Jack Mining Corp.’s principal asset (the Carlin Vanadium property) to AMB will diminish the security on this loan to the lenders, the Company is planning to use certain cash proceeds from the sale to reduce this debt by $150,000. The debt reduction will occur after the asset sale with AMB is finalized and fully paid to EMC.

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

On August 27, 2013 the Company completed a $100,000 loan financing consisting of insider loans. The loan does not bear any interest for 90 days, is immediately due and payable when the Company can make the repayment based on completion of the Springer transaction, and is secured by an interest in a Bank of Montreal Guaranteed Investment Certificate that matures in May of 2014.

Operating Results-Revenues and Expenses

The Company continued its tight cost management at the Springer facility, and has established and addressed all work commitments required on the Nyngan scandium property since regaining control of that property in Q1 2013.

Summary of quarterly results

		2013		2012				2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(22,060,858)	(521,895)	(910,288)	(1,623,015)	(1,148,216)	(1,386,161)	(807,905)	(4,189,370)
Basic and diluted Net Income (Loss) per share	(0.13)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)	(0.03)

Results of Operations for the three months ended September 30, 2013

The net loss for the quarter was $22,060,858, an increase of $20,912,642 from $1,148,216 in the same quarter of the prior year due largely to the write-down of the Springer Mining Company to bring its valuation in line with the Letter of Intent entered into on September 13, 2013. Details of the individual items contributing to the increased net loss are as follows:

Q3 2013 vs. Q3 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Write-down of Springer Mining Company assets	($21,436,015)	The Company entered into an agreement to sell the Springer Mining Company for a value significantly below the book value.
Foreign exchange General and Administrative Insurance Travel and entertainment Consulting Professional fees Interest Amortization Salaries Other income	($146,534) ($51,879) $8,570 $14,408 $15,233 $25,135 $36,499 $40,287 $57,229 $90,369

In Q3 2012 the Company recognized a gain on foreign exchange due to the strengthening of the US dollar against other currencies resulting in the value payables held in foreign currencies to fall. In Q2 2013 the US dollar held static against both the Canadian and Australian dollar resulting in a very low fluctuation in foreign exchange.

Increased regulatory filing and listing fees in this unfavorable variance.

In Q3 2013 insurance premiums for automobiles were lower than the prior year corresponding period due to less vehicles being covered at the Springer mine.

Lower overall activity in current period resulted in less travel being incurred.

Efforts in Q3 2013 were directed at keeping costs to a minimum to preserve capital. This resulted in lower expenditures on this item when compared to the same period in the prior year.

Non-recurring work on both Springer (PEA) and Nyngan (audit requirements) in 2013 generated a favorable variance when compared to prior period 2012.

Lower current quarter interest expense reflects return of Cosgrave Ranch and mortgage to the lender.

Lower depreciation costs reflect an increase in fully depreciated assets at the Springer mine.

Reclassifications in the Q2 2012 resulted in higher costs in that period. Cash expenditure costs were slightly higher in 2013.

Favorable variance generated from the sale of scrap metals and material at Springer in Q2 2013.

Stock based compensation Exploration	$113,387 $320,669

There were no options issued in Q3 2013 as opposed to Q3 2012 when 1,550,000 options were issued that vested immediately resulting in immediate expensing of those options.

Minimal exploration activity took place in 2013 at our projects in Australia and Norway. In Q3 2012 activities were higher as we finalized activities prior to going into care and maintenance mode.

Nine months ended September 30 2013 vs. nine months ended September 30, 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Write-down of Springer Mining Company assets	($21,436,015)	The Company entered into an agreement to sell the Springer Mining Company for a value significantly below the book value.
Salaries and Benefits General and Administrative Insurance	($37,557) ($11,371) ($2,879)

Higher salaries in 2013 reflect a full nine months for both the Springer mine manager and EMC’s CTO, as compared to partial period pay-outs for 2012.

Increased regulatory filing and listing fees account for this unfavorable variance.

Slightly higher premiums for Worker’s compensation due to the hire of a mine manager at Springer account for this variance.

Interest Expense Consulting Foreign Exchange Travel and Entertainment Professional Fees Amortization Stock based compensation	$7,055 $23,655 $37,103 $45,808 $89,924 $156,206 $247,777

Interest costs for the convertible debenture reflected ten and a half months in 2012 versus nine and a half months in 2013

With the slowdown of activity due to cash constraints, fewer funds were expended this year as opposed to last year for the comparative period.

Payables kept in the Canadian and Australian dollars weakened resulting in the value of those payables being less. In 2012 the opposite occurred.

The reduced Company activity levels resulted in this favorable variance in 2013.

The reduced activity levels at the Company in 2013 resulted in much lower spending for this type of item.

Most of the depreciable assets at the Springer mine were fully amortized in 2012 resulting in far less costs in 2013. This is a non-cash cost.

Stock options issued in 2013 were both fully expensed at issue and valued at a lower cost due to the lower EMC share price.

Other Income Exploration	$294,934 $434,601

The Company embarked on a program in 2013 to sell off scrap materials at the Springer mine. The materials sold were deemed to be of little or no value and would not impact the future operations of the mine. No such program existed in 2012.

The Company did minimal exploration activities in 2013 due to cash constraints.

Cash flow discussion for the nine months ended September 30, 2013 compared to September 30, 2012

The cash outflow for operating activities decreased by $1,882,708 to $1,015,277 (September 30, 2012 – $2,897,985), due to reduced business activity levels as described in the variance analysis, along with an increase in accounts payable during the period.

Cash outflows for investing activities increased by $950,788 to $1,108,484 (September 30, 2012 – $161,072) due to the initial cash payment (February 2012) and return (May 2012) of the Nyngan earn-in obligation, followed by the re- payment of AUD$1,200,000 (June 2013) for the Nyngan project, as required in the settlement agreement reached in February 2013.

Cash inflows from financing activities decreased by $980,128 to $1,949,175 (September 30, 2012 - $2,929,303), reflecting the issuance of a $3,000,000 convertible debenture in February of 2012 compared to loan financing during 2013 of $5,017,681. However in 2012 only $500,000 was repaid on loans versus $3,000,000 in 2013. Also in 2012 there was a private placement that generated $830,713. There were no common shares issued in 2013.

Financial Position

Cash

The Company’s cash position decreased during the nine month period by $174,586, to $15,629 (December 31, 2012 $190,215) primarily due to operating costs.

Prepaid expenses and receivables

Prepaid expenses and receivables decreased by $83,826 to $25,509 due primarily to the non-cash expensing of prepaid insurances and the collection of value added taxes (December 31, 2012 - $109,335).

Property, plant and equipment

Property plant and equipment consists of computer and other office equipment. The decrease of $30,182,443 to $11,236 (December 2012 - $30,193,679) is due to the write-down of the Springer mine and mill assets to reflect the value established by the LOI entered into in September for the sale of the Springer Mining Company. The written down value of the Springer property plant and equipment has subsequently been re-classified on the balance sheet to “Assets held for sale”. Also contributing to the YTD decrease is the disposal of the Cosgrave ranch and associated water rights, which was recognized in Q2, 2013.

Assets held for sale

The Springer Mining Company property, plant and equipment is now re-classified from PP&E to Assets held for sale, due to the LOI entered into in September 2013 for the sale of the Springer Mining Company. The increase in this line item re-classification is $5,177,110 (December 31, 2012 – Nil).

Mineral interests

Mineral interests increased by $910,021 to $1,663,203 (December 31, 2012 - $753,182) due largely to the June 2013 payment to Jervois Mining for the acquisition of the Nyngan Scandium project in Australia.

Accounts Payable

Accounts Payable increased by $592,109 to $1,248,608 (December 2012 – $656,499) due to a deferral of salary payments for key staff members.

Convertible Debenture

Convertible debentures decreased by $1,212,198 to $649,175 (December 31, 2012 - $1,861,373) due to the maturity of the convertible debenture associated with the February 18, 2012 financing, the placement of a second convertible debenture in February 2013 and the accretion costs associated with the debenture issued in Q1 of 2012.

Promissory note payable – current portion

The current promissory note payable decreased by $312,181 to $4,368,507 (December 31, 2012 - $4,680,688) which is attributable to the Cosgrave ranch note payable being settled by returning the ranch. This was partially offset by the issuance of a $1,200,000 loan, the replacement of the convertible debenture with a loan as provided in the LOI with respect to the sale of the Springer Mining Company and due to the accretion expensing of the note taken out in February of 2012.

Capital Stock

Capital stock remains the same at $87,310,708 (December 31, 2012 - $87,310,708) as a result of the no stock issuances in the nine month period.

Additional paid-in capital increased by $66,083, to $2,099,801 (December 31, 2012 - $2,033,718) as a result of expensing of stock options.

Liquidity and Capital Resources

At September 30, 2013, the Company had a working capital of ($6,225,152) including cash of $15,629 as compared to a working capital of ($6,899,010) including cash of $190,215 at December 31, 2012.

At September 30, 2013, the Company had 3,750,000 share purchase warrants exercisable at $0.20 per share which have the potential upon exercise to convert to approximately $750,000 in cash over the next year. Further, a total of 15,113,750 stock options exercisable between $0.05 and $0.315 have the potential upon exercise to generate a total of $1,847,313 in cash over the next five years. There is no assurance that these securities will be exercised.

Our major capital expenditure requirements in the next 12 months relate to our settlement requirement associated with our project in Australia, and the maturity of certain loan facilities. Detail on the loan maturities is as follows:

  Convertible debenture, maturing in February 2014 – US$650,000
  Promissory note maturing in June 2014 – US$1,200,000
  Promissory note, maturity on settlement of Springer transaction – US$ 100,000

We expect these commitments will be funded from available cash when due in 2013 and 2014. The Company will need additional funding to meet the commitments shown above and will seek to raise additional equity financing in the short term or restructure certain obligations.

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

Outstanding share data

At the date of this report the Company has 165,358,337 issued and outstanding common shares, 15,113,750,750 stock options currently outstanding at a weighted average exercise price of $0.13, and 3,750,000 warrants currently outstanding at a weighted average exercise price of $0.20.

Off-balance sheet arrangements

At September 30, 2013, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with Related Parties

Both the $650,000 loan financing completed on February 22, 2013, and the $1,200,000 financing completed on June 24, 2013, were funded from a combination of Directors, insiders, and independent shareholders. The August 27, 2013, $100,000 loan financing was funded by Directors.

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

Volatile demand for scandium and other metals and the volatile prices for scandium and other metals may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its scandium and other mineral projects with the possible loss of the rights to such properties. If exploration or the development of any mine is delayed, such delay would have a material and adverse effect on the Company’s business, financial condition and results of operation.

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

Scandium and other mineral Industries Competition is Significant

The international scandium and other mineral industries are highly competitive. The Company will be competing against competitors that may be larger and better capitalized, have state support, have access to more efficient technology, and have access to reserves of scandium and other mineral that are cheaper to extract and process. As such, no assurance can be given that the Company will be able to compete successfully with its industry competitors.

Fluctuations in Metal Prices

Although the Company does not hold any known mineral reserves of any kind, its future revenues, if any, are expected to be in large part derived from the future mining and sale of scandium and other metals or interests related thereto. The prices of these commodities have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the Company’s control including international economic and political conditions, expectations of inflation, international currency exchange rates, interest rates, global or regional consumption patterns, speculative activities, levels of supply and demand, increased production due to new mine developments and improved mining and production methods, availability and costs of metal substitutes, metal stock levels maintained by producers and others and inventory carrying costs. The effect of these factors on the prices of tungsten and other metals, and therefore the economic viability of the Company’s operations, cannot be accurately predicted.

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

There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company’s scandium and other mineral properties, personal injury or death, environmental damage, delays in the Company’s exploration or development activities, costs, monetary losses and potential legal liability and adverse governmental action, all of which could have a material and adverse effect on the Company’s future cash flows, earnings, results of operations and financial condition.

Mineral Reserve and Resource Estimates are Only Estimates and May Not Reflect the Actual Deposits or the Economic Viability of Scandium and/or Gold Extraction

Reserve and resource figures included for scandium and other minerals are estimates only and no assurances can be given that the estimated levels of scandium and other minerals will actually be produced or that the Company will receive the scandium and other metal prices assumed in determining its reserves. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. While the Company believes that the reserve and resource estimates included are well established and reflect management's best estimates, by their nature reserve and resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in scandium and other metals, as well as increased capital or production costs or reduced recovery rates, may render ore reserves containing lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time.

Exploration, Development and Operating Risk

The exploration for and development of scandium and other mineral properties involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical, drilling and other related costs which appear to be rising; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

EMC has no History of Mineral Production or Mining Operations

The Company has never had scandium and other mineral producing properties. There is no assurance that commercial quantities of scandium and other minerals will be discovered at the Properties or other future properties nor is there any assurance that the Company’s exploration program thereon will yield positive results. Even if commercial quantities of scandium and other minerals are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where tungsten and other mineral resources can profitably be produced therefrom. Factors which may limit the ability of the Company to produce scandium and other mineral resources from its properties include, but are not limited to, the spot prices of scandium and other metals, availability of additional capital and financing and the nature of any mineral deposits.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of scandium and other metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of scandium and other metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

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

Date: November 7, 2013

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam

George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer