Form 10-K
period 2013-12-31
EMC METALS CORP.
filed 2014-03-25
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-54416

(Commission File Number)

EMC METALS CORP.

(Exact Name of Registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1430 Greg Street, Suite 501 Sparks, Nevada	89431
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,960,750 as at June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 165,358,337 common shares as at March 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2013.

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
4

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
6

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

Our primary asset during 2013 was our Springer tungsten mill and mine which we acquired from General Electric Company in 2006, and which has been on care and maintenance since acquisition. In September 2013 we entered into an agreement with Americas Bullion Royalty Corp. to sell the Springer assets, along with the legal entity Springer Mining Company, and certain other mineral properties. That sale transaction was finalized and closed on December 31, 2013, for $5 million cash. Our ongoing focus of operations is the exploration and development of our specialty metals assets, specifically the development of the Nyngan Scandium project located in New South Wales, Australia and exploration on the Tørdal scandium/rare earth minerals property in Norway.

Intercorporate Relationships

The chart below illustrates our corporate structure, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held. During 2013, we sold our wholly owned subsidiary Springer Mining Company, which no longer appears in the chart as of year-end 2013.

Recent History

Sale of Springer Mining Company, Plus Other Nevada Mineral Assets

EMC entered into an agreement on September 13, 2013 with Americas Bullion Royalty Corp (Ticker: AMB.To) to sell 100% of the Springer Mining Company, including all its mine, mill, water, and tungsten resource assets for US$ 5 million. The sale also included the Carlin Vanadium property resource and the Copper King Tungsten property, all located in Nevada, USA. The sale agreement included an immediate $3.1 million payoff of a matured loan secured by the Springer assets, and a subsequent cash payment of $1.9 million, made November 25th 2013. Formal transfer of ownership and closing documents were executed on December 31, 2013.

As a result of this transaction, EMC has no further mineral assets in Nevada, or in the USA.

Nyngan Scandium Project Acquisition

On February 5, 2010, EMC entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to co-develop the Nyngan scandium property in New South Wales, Australia, which is commonly referred to as the Nyngan Scandium Project (“Nyngan”). The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing Nyngan, provided EMC did the following

1.	We spent a minimum of AUD$500,000 in exploration and metallurgical test-work on the project within the first six months after signing, later extended to June 2011.

2.	We delivered an independently prepared feasibility study (as defined in the JV Agreement) by February 28, 2012; and

3.	We made a cash payment of AUD$1,300,000 plus taxes to Jervois, within 5 business days of the delivery of the feasibility study.

EMC met the minimum spending threshold (#1) within the specified and revised 2011 timeframe, and on February 24, 2012, delivered to Jervois both the feasibility study (#2)and the final cash payment (#3), required to complete the earn-in to the JV. Feasibility study delivery included extensive discussion and presentation of results to the Jervois Board and management.

On February 27, 2012, Jervois formally rejected EMC’s claim to have met the earn-in conditions specified in the JV, based on inadequacy of the feasibility study, and returned the cash payment received. The parties discussed possible resolutions to the dispute for several months until Jervois formally filed a lawsuit demanding EMC relinquish all claims to the Project. EMC vigorously defended its position with respect to the JV Agreement, and in February 2013 the parties reached an out of court settlement that resolved all issues in dispute.

The terms of the settlement transferred 100% ownership and control of the Nyngan Scandium project to EMC, in return for AUD$2.6 million in future cash payments and a sales royalty, payable to Jervois. Exploration tenements formally transfer on final cash payment in 2014, but EMC secured the right to proceed with development and implementation of the project immediately. Jervois retains a production royalty on the Nyngan project of 1.7% of sales price for products produced from the site for a term of 12 years from first production date. A minimum annual royalty applies, based on 10 tpa scandium production.

The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs. The settlement was subject to Australian FIRB approval of EMC’s 100% ownership, and that approval has been received.

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

In connection with the reorganization and spin-out, we granted Golden Predator certain participation and acquisition rights to gold projects that were held by our subsidiary Great American Minerals, Inc. We subsequently sold Great American Minerals to Golden Predator in November of 2010 in consideration for a reduction in inter-corporate amounts owing due to adjustments from the spin-out and other adjustments. We however retained our interest in the non-gold properties including the Carlin Vanadium property. Carlin Vanadium was sold to AMB during 2013.

Pursuant to a Mine Facility Agreement dated October 25, 2010, we granted Golden Predator access and use rights to a parcel of property on a corner of the Springer Mill property, a refurbished and permitted mill located in Nevada. The access rights provide Golden Predator with a suitable site to develop an independent gold milling facility. The Springer Mill property was sold to AMB during 2013.

NOTE: The comments above regarding the Carlin property and the Mine Facility Agreement have been superseded by the sale agreement related to Springer and Carlin to AMB, which is the parent company of Golden Predator.

Business Operations

Company Summary

We are a mineral exploration and development company that is focused on the development of scandium, rare earth minerals, and other specialty metals, including nickel, cobalt, boron, manganese, tantalum, titanium and zirconium.

Our principal properties and projects include 100% ownership of the Nyngan Scandium Project in Australia, and 100% of the Tørdal Scandium/REE Project in Norway.

Corporate Objective and Strategy

Our corporate focus is to produce and sell scandium and scandium-based products. Neither of our current properties has advanced to the development or production stage and we are currently an exploration stage company. In addition we do not currently have reserves on any of our properties. We are, however, conducting technical and assessment work on the Nyngan scandium property located in Australia, for the purpose of preparing a pre-feasibility study on the development of the scandium resource. Subject to a successful pre-feasibility study, we intend to develop the Nyngan resource for production, with a view to supplying the anticipated future demand for scandium oxide and scandium-content materials. For further information on the Nyngan Project, please refer to “Item 3. Properties - Description of Properties – Nyngan Scandium Project” and “Item 1A. Risk Factors”.

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

There is no reliable pricing data on scandium oxide trading. The U.S. Geological Survey in its latest report (January 2013) documents the price of scandium oxide (99.9% grade) at USD$3.700/kg for the two previous years, however small quantities of scandium oxide are currently offered on the internet by traders for prices significantly above this level.. Scandium oxide prices vary based on purity and quantity. Small sale quantities tend to command premium prices, and large quantities (over one tonne) are simply not available to price.

Principal uses for scandium are in high-strength aluminum alloys, high-intensity metal halide lamps, electronics, and laser research. Recently developed applications include welding wire and fuel cells which are expected to be in future demand. Approximately 15 different commercial scandium-aluminum alloys have been developed, and some of them are used for aerospace applications. In Europe and the U.S., scandium containing alloys have been evaluated for use in structural parts in commercial airplanes, high stress parts in automobile engines and brake systems, and high tension electrical wires. Military and aerospace applications are known to be of interest, although with less specificity. The combination of high strength and light weight makes scandium-aluminum alloys generally suitable for a number of applications where existing aluminum alloys made with other metals are used today.

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

Governmental Regulations and Environmental Laws

The development of any of our properties, specifically the Nyngan Scandium Project, will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors”.

For detailed information about permitting on the Nyngan property, please see the report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia” available for public review at www.sedar.com.

Employees

As at January 1, 2014, we have 3 full and part time employees and 3 individual working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

There is no guarantee that we will be able to finance the Nyngan Project for production. Any decision to proceed with production on the Nyngan Project will require significant production financing. Scandium projects are very rare and economic and production uncertainty may limit our ability to attract the required amount of capital to put the project into production. If we are unable to source production financing on commercially viable terms, we may not be able to proceed with the project and may have to write off our investment in the project.

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

Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. By their nature resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in scandium, tungsten and other metals, as well as increased capital or production costs or reduced recovery rates, may limit our ability to establish reserves on any of our properties. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time. Accordingly, current resource estimates on our material properties may never be converted into reserves, or be economically extracted, and we may have to write off such properties or incur a loss on sale of our interest on such properties, which will likely reduce the value of our shares.

Our potential for a competitive advantage in specialty and rare metals production depends on the availability of our technical processing abilities, as currently provided by our Chief Technology Officer. We are dependent upon the personal efforts and commitment of Willem Duyvesteyn, our CTO, a director and significant shareholder of our company, for the continued development of new extractive technologies related to scandium and other rare and specialty metals production. The loss of the services of Mr. Duyvesteyn will likely limit our ability to use or continue the development of such technologies, which would remove the potential competitive and economic benefit of such technologies.

Our operations are subject to losses due to exchange rate fluctuation. We maintain accounts in Canadian and U.S. currency. Our equity financings have to date been priced in Canadian dollars, however all of our material projects and non-cash assets are located outside of both Canada and the USA, and require regular currency conversions to local currencies where such projects and assets are located. Our operations are accordingly subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

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

The stage I work timeframe were extended into 2011 and those first stage requirements were met during the second quarter of 2011. Second stage feasibility study work, was initiated in June 2011. To this end, we engaged SNC-Lavalin Inc. (Brisbane, Australia) to prepare a feasibility study for the partners on the economics of the project. To support process design, costing, and production level assumptions, the results of metallurgical test work done by Hazen Research Inc. together with previous test-work by the CSIRO and METCON Laboratories, were used directly by SNC-Lavalin Inc. in compiling their report.

On February 24, 2012, EMC delivered to Jervois the feasibility study for consideration of the earn-in requirement in our agreement as independently prepared by SNC-Lavalin.

No further technical work was accomplished during 2012 due to legal dispute proceedings with Jervois. Subsequent to our settlement of legal dispute with Jervois in February 2013, we are assessing near and mid-term technical work programs and project schedule. For further information on the legal dispute with Jervois, please refer to “Item 1.Business - Recent History - Nyngan Project

Metallurgy Development

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

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports done for Jervois or EMC on various metallurgical aspects of the resource. These technical/process reports were done by METCON Laboratories of Sydney, Australia, the Commonwealth Scientific and Industrial Organization (CSIRO), Australia’s national science agency, or by other research work, proprietary to or sourced by Jervois or EMC. The bulk of the process applied by Roberts & Schaefer in their Report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO. This work was carried forward into the later metallurgical test work conducted by Hazen Research and the design work utilized in the SNC feasibility study presented to management in 2012.

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

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan feasibility study.

Norway Scandium Property

During 2011 we entered into two option agreements with REE Mining AS of Norway, to obtain exploration rights to several properties in central and southern Norway. The Tørdal, Evje-Iveland and Hogtuva properties are classified as Norway Property for purposes of financial statement segment information.

Option agreements to acquire central Norway properties, Tørdal and Evje-Iveland were entered into in April 2011 and an option agreement for the Hogtuva property, located in southern Norway, was signed in September 2011. Both of these agreements were subsequently renegotiated to secure 100% ownership positions for EMC.

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

The numbered assay samples were formed either by random selection of fresh (un-weathered) whole rock material broken loose from individual pegmatite bodies, or alternatively, based on selectively collecting fresh rock material that was clearly (1) garnet-laden, (2) mica-laden, or showed clear visible (3) gadolinite mineralization. Gadolinite is a beryllium and rare earth-bearing mineral with the chemical formula [(Ce,La,Nd,Y)2FeBe2Si2O10]. The intent was to determine from assay results if certain visible mineralization correlated to the presence and concentrations of target elements; specifically scandium, rare earth elements (REE’s), or other metals of interest and value.

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

A summary of results by area is as follows:

  Area 1 (Kleppe); Mapped more than 50 pegmatite bodies. Best average XRF Sc readings from 1,000-1,500 ppm, some very large surface expressions. Gadolinite present.
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

Next Steps in Norway Exploration Program

EMC’s mapping and sampling work has confirmed that much of the Tørdal property is heavily populated with complex, near-surface pegmatite bodies. Based on hand-held XRF readings and mineralogy, these pegmatites show excellent promise for significant scandium enrichment, particularly within bodies containing micas, and for REE mineralization where the rare earth silicate gadolinite is present. Based on the results of 2012 exploration work, planning for future exploration work is underway.

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

In December 2013, EMC made the decision to drop the Hogtuva property, based on holding costs and the low likelihood of advancing the exploration program on this property. Holding costs with the Norwegian minerals department were not met in January 2014. The Company can recover this property for a period in 2014, but currently has no plan to do so.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets at this time, and has no outstanding mine safety violations or other regulatory safety matters to report.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2013
First quarter	0.085	0.035
Second quarter	0.040	0.020
Third quarter	0.040	0.025
Fourth quarter	0.035	0.020
Fiscal Year ended December 31, 2012
First quarter	0.175	0.070
Second quarter	0.095	0.060
Third quarter	0.075	0.040
Fourth quarter	0.070	0.035

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

	High	Low
February 2014	1.0285	0.9960
January 2014	1.1148	1.0614
December 2013	1.0697	1.0577
November 2013	1.0599	1.0415
October 2013	1.0456	1.0284
September 2013	1.0533	1.0237

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2012 and 2013.

	Year Ended December 31 (Canadian $ per U.S. $)
	2012	2013
Rate at end of Period Low High	0.9949 0.9719 1.0443	1.0636 0.9845 1.0737

As of March 22, 2014, there were 62 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2013 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,918,750	C$0.14	14,168,750
Equity compensation plans not approved by security holders	Nil	nil	nil
Total	17,918,750	C$0.14	14,168,750

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the quarter ended December 31, 2013.

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

ITEM 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

EMC is a specialty metals and alloys company focusing on scandium and other specialty metals. We intend to utilize our patented technologies and know-how to maximize opportunities in these and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of our precious metals portfolio in March 2009, we changed our name to EMC Metals Corp. We currently trade on the Toronto Stock Exchange under the symbol “EMC”.

Our most advanced asset was the Springer Tungsten Mine, a fully constructed mine and mill asset in Nevada, USA. The Springer mine, however, was sold in December 2013.

We hold a 100% interest in the Nyngan scandium project in New South Wales, Australia, and after settling a protracted legal dispute with our previous partner, we are reassessing technical planning and schedule in order to advance project development. We also own the Tørdal (southern Norway) scandium property.

We acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during 2011, which we are utilizing to gain access to a number of specialty metals opportunities.

Our focus during 2013 regarding the Springer Mine included maintaining that asset on standby mode, and pursuing its sale. The Nyngan and Tordal scandium properties were on a care and maintenance basis as we tried to secure additional financing to advance these projects. We also investigated and rejected other specialty metals opportunities.

Results for the Year ended December 31, 2013

Liquidity and Capital Resources

At December 31, 2013, we had working capital of ($1,190,003) including cash of $785,075 and current liabilities of $2,102,488 (including notes due in February and June of 2014 totaling $1,854,875); as compared to a working capital of ($6,899,010) including cash of $190,215 at December 31, 2012. The increase in working capital is due to the sale of the Springer Mining Company.

During the year ended December 31, 2013, we received cash of $1,994,875 (2012 - $3,000,000) from the issuance of promissory notes and debentures.

At December 31, 2013, we had a total of 14,168,750 (2012 – 13,546,250) stock options exercisable between C$0.05 and C$0.315 (2012 – between C$0.07 and $2.00) which has the potential upon exercise to generate a total of C$1,703,313 (2012 – C$1,947,363) in cash over the next four years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing in order to execute our business plan.

Our major capital requirements in the next 12 months relate mainly to earning our 100% interest in the Nyngan Project by paying an AU$1,400,000 to Jervois by June 30, 2014. The Company also must pay $1,200,000 in June 2014 as repayment of a promissory note taken out in June of 2013.

The Company will need additional funding to meet the commitments shown above, and will seek to raise additional equity financing in the short term. New debt to replace the current notes due in February and July of 2014 is under consideration as well as seeking restructuring of these notes. A private placement was announced in March 2014 where 8,553,260 shares will be issued resulting in proceeds of $193,000. As at March 18, 2014, the Company has received proceeds of $193,000 and is awaiting regulatory approval to issue the shares.

Results of Operations

Quarter ended December 31, 2013

The net loss for the quarter increased by $574,543 to $2,197,558 from $1,623,015 in the prior year, mainly as a result of the sale of the Springer mine in 2013. Individual items contributing to this increase are as follows:

Q4 2013 vs. Q4 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Discontinued operations	($1,160,576)	Q4 2014 Springer recognized a one-time charge to allocate the portion of the foreign currency translation adjustment that was related to the Springer operations from prior years when financial reporting was done in Canadian dollar. This was offset by the fact that in Q4 2013 Springer costs were funded by the buyer, prior to final close in December 2013, while the Q4 2012 costs were borne by EMC.
Exploration	$315,089	EMC spent approximately $11,000 on exploration activities in Q4 2013, compared to significant expenditures on the Nyngan project in Q4 2012.
Salaries and benefits	$121,960	Lower Q4 2013 salary costs reflect pay cuts taken by management.
Interest	$104,238	Lower Q4 2013 interest payments reflect lower outstanding debt liabilities ($1,150,000) than were present in Q4 2012.
General and administrative	$90,478	Lower Q4 2013 G&A reflects Company efforts to minimize operating costs and conserve cash.
Foreign exchange loss	$9,678	The stronger US dollar resulted in slightly higher favourable variances when funds and receivables held in foreign currencies were revalued at close of business in 2013 when compared to close of business 2012.
Stock based compensation	$9,415	Fewer options issued in 2013, as well as those issued in 2013 being vested upon issue, resulted in this favorable variance.
Insurance	$5,871	Insurance policy costs decreased in 2013.
Loss on sale of marketable securities	$1,411	Expense reduction due to non-recurring loss on sale of marketable securities in 2012.
Amortization	$119	Costs were essentially the same as in the prior comparative period.
Professional fees	($1,712)	Costs were essentially the same as in the prior comparative period.
Travel and entertainment	($7,060)	Q4 2013 expense increase reflects higher travel activity in than in Q3 2012.
Consulting	($18,364)	This Q4 2013 expense increase resulted from a one-time severance expense to the Springer Mine Manager, partially offset by lower consulting costs generally.
Loss on disposal of mineral properties	($45,090)	In Q4 2013 the Company wrote off the Hogtuva project for $50,000. The variance to prior period reflects a small property write off in Q4 2012.

Results of Operations for the Year ended December 31, 2013

The net loss for the year increased by $20,725,302 to $25,690,599 from $4,965,297 in the prior year, mainly as a result of the sale of the Springer Mining Company in the current year. Individual items contributing to this increase are as follows:

2013 vs. 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss from discontinued operations	($22,190,627)	In the third quarter of 2013 the Company sold the Springer Mining Company along with the Carlin Vanadium and Copper King projects. Accounting guidelines require that this constitutes a discontinued operation and as such the results from these operations need to be removed from normal course operating results. 2012 has been restated to show this effect as well. The year over year variance is $22,190,627 due mainly to the book loss incurred in the Springer Mine disposal.
Write off of mineral interests	($45,090)	In 2013 the Company wrote down the Hogtuva project in Norway realizing a $50,000 loss. In 2012, the Company wrote down the Fairfield project realizing a loss of $4,910.
Consulting	($33,625)	In 2013 consultants were used in the Company’s efforts to properly evaluate the Springer mine to help in the sale or partnership of that property.
Interest expense	($1,212)	Higher debt charges for new loans taken out in 2013 versus 2012 resulted in this small negative variance.
Amortization	($241)	Costs were essentially the same as in the prior comparative period.
Exploration	$749,690	In 2012, the Company expended funds to meet the earn-in requirement on the Nyngan project as well as some surface exploration at the Tordal property in Norway. In 2013 exploration activities were curtailed as the Company sought to reduce costs and conserve cash.
Stock-based compensation	$257,19	Fewer options were issued in 2013 and this along with the lower share price for EMC’s stock used in calculating this expenses, resulted in this favourable variance.
Salaries and benefits	$191,919	Lower 2013 salary costs reflect pay cuts taken by management.
Foreign exchange gain	$119,082	In 2013 the US dollar made gains against both the Canadian and Australian dollars. Costs recognized in both these foreign currencies decreased when the amounts were finally paid resulting in foreign exchange gains. In 2012 the opposite occurred.
Professional fees	$90,233	The litigation in 2012 to settle the Company’s dispute with our former partner on the Nyngan project resulted in the higher costs in that year when compared to 2013.
General and administrative	$89,495	With the reduced overall activity at EMC the company incurred less general and administrative costs.
Travel and entertainment	$40,914	During 2013 less travel was incurred as the focus of activities shifted to North America based assets as well as the Company’s ongoing efforts to conserve cash.
Insurance	$5,555	The Company was able to negotiate better terms for general liability insurance in 2013 versus 2012.
Loss on sale of marketable securities	$1,441	In 2012 the Company sold its remaining marketable securities and recognized a small loss. No such activities took place in 2013.

Cash flow discussion for the year ended December 31, 2013 compared to December 31, 2012

The cash outflow from operating activities decreased by $1,352,200 to $2,151,530 (2012 – $3,503,730) due to overall lower operating and exploration costs.

Cash flows from investing activities increased by $3,927,603 to $3,891,516 (2012 – ($36,087)) due mainly to the funds received on the sale of the Springer Mining Company.

Cash inflows from financing activities decreased by $4,183,224 to ($1,145,126) (2012 - $3,038,098) as a result of repayment of the convertible debenture taken out in February 2013. This was partially offset by new convertible debt and promissory notes taken out during 2013.

Summary of quarterly results

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(2,197,558)	(22,060,858)	(521,895)	(910,288)	(1,623,015)	(1,148,216)	(1,386,161)	(807,905)
Basic and diluted Net Income (Loss) per share	(0.02)	(0.13)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)

Financial Position

Cash

The increase in cash of $615,013 to $785,075 (2012 - $170,062) results from proceeds received on the sale of the Springer Mining Company.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $4,182 to $10,278 at December 31, 2013 (2012 - $14,460) is due to the regular amortization of these items.

Mineral interests

Mineral interests have increased by $1,058,484 to $1,613,203 at December 31, 2013 (2012 - $554,719) due mainly to a progress payment on the Nyngan property in mid-2013. This was partially offset by the disposal of the Hogtuva project.

Notes Payable and Accrued Liabilities

Notes payable and accrued liabilities have decreased by $300,671 to $247,613 at December 31, 2013 (2012 – $548,284) due mainly to decreased levels of activity.

Promissory notes and convertible debenture payable (current and long-term)

Current promissory notes payable and convertible debenture decreased by $937,186 due to the repayment of convertible debt taken in February of 2012 which matured in 2013. Also contributing to this change was the repayment of $500,000 in 2012 due in respect of the Technology Store purchase made in 2009.

Capital Stock

Capital stock remained at $87,310,708 throughout the entire year ended December 31, 2013.

Additional paid-in capital increased by $74,609 to $2,108,327 (2012 - $2,033,718) as a result of the granting of stock options.

Treasury shares remained at $1,264,194 through the 2013 fiscal period.

Off-balance sheet arrangements

At December 31, 2013, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

ADDITIONAL INFORMATION AND ACCOUNTING PRONOUNCEMENTS

Outstanding share data

At March 18, 2014 we had 165,358,337 issued and outstanding common shares, 13,581,250 outstanding stock options at a weighted average exercise price of C$0.11. No warrants are outstanding at March 18, 2014.

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

We have considered the mineral resource reports by independent engineers on the Nyngan project in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 which contains guidance to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The Company is currently reviewing this update to assess its impact.

In April 2013, the FASB issued ASU 2013-07 which contains updated accounting guidance that addresses when it is appropriate to apply, or how to apply, the liquidation basis of accounting. Consequently, there is versity in practice. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. We do not anticipate that this update will have a material impact on our financial statements.

In July 2013, the FASB issued ASU 2013-09 which contains guidance regarding stakeholders concerns that certain disclosure requirements in paragraph 820-10-50-2 of the FASB Accounting Standards Codification, which was effective for non-public entities for annual periods beginning after December 15, 2011, potentially provide proprietary information about non-public entities through the dissemination of their employee benefit plans’ financial statements on the regulator’s website. We are currently evaluating the impact of ASU 2013-09, but do not expect its adoption to have a material impact on our financial reporting disclosures.

Financial instruments and other risks

Our financial instruments consist of cash, receivables, accounts payable and accrued liabilities, convertible debentures, and promissory notes payable. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from our financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. We have our cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2013 and 2012, we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2014 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2014, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2013 and 2012 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1*	Certificate of Incorporation, Certificate of Name Change, Notice of Articles
3.2*	Corporate Articles
10.1*	2008 Stock Option Plan
10.3**	Stock Purchase Agreement dated November 19, 2009 between EMC Metals Corp., Willem P.C. Duyvesteyn, and Irene G. Duyvesteyn
10.4*	Exploration Joint Venture Agreement dated February 5, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.5*	Services Agreement between EMC Metals Corp. and George Putnam dated May 1, 2010
10.6*	Extension Agreement dated September 29, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.7*	Stock Purchase Agreement dated November 16, 2010 between EMC Metals Corp. and Golden Predator US Holding Corp.
11.1	Statement of Computation of Per Share Earnings for the Year Ended December 31, 2013
14.1	Board of Directors Code of Conduct
21.1*	List of Subsidiaries
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer
99.1	Consolidated Financial Statement - Year Ended December 31, 2013

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

Date: April 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	April 1, 2014
George Putnam

/s/ William Harris	Chairman and Director	April 1, 2014
William Harris

/s/ Willem Duyvesteyn	Director	April 1, 2014
Willem Duyvesteyn

/s/ Warren Davis	Director	April 1, 2014
Warren Davis

/s/ Barry Davies	Director	April 1, 2014
Barry Davies

/s/ Edward Dickinson	Principal Accounting Officer and Principal Financial Officer	April 1, 2014
Edward Dickinson