Form 10-K/A
period 2013-12-31
EMC METALS CORP.
filed 2014-05-01
CIK 1408146

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 178,013,747 common shares as at April 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 25, 2014, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2013.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at April 25, 2014, one Canadian dollar was equal to approximately $0.90 in U.S. dollars.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
George F. Putnam	60	President, Chief Executive Officer and Director	May 3, 2010
Willem P.C. Duyvesteyn	69	Chief Technology Officer and Director	December 16, 2009
William B. Harris	67	Chairman of the Board and Director	June 15, 2007
Barry Davies	64	Director	January 20, 2010
Warren K. Davis	69	Director	May 30, 2012
Edward Dickinson	67	Chief Financial Officer	September 1, 2011
John D. Thompson	66	Vice President of Project Development	March 8, 2011

George F. Putnam, President, CEO and Director. Mr. Putnam has 20 years employment experience with BHP (now BHP-Billiton) and GE/Utah International. While at BHP-Billiton, he held division CFO roles in the petroleum refining business, and in BHP-Billiton Manganese, a mining, alloy smelting and refining business located in Australia. His previous experience also includes acquisition and divestiture work for both BHP-Billiton and other clients, associated bank financings, and the negotiation and management of strategic alliances involving long-term product sales contracts. From 2006 to 2008, Mr. Putnam served as CFO for QGX Ltd., a Toronto Stock Exchange listed mineral exploration company. Mr. Putnam has an Economics degree from Gettysburg College and a Masters in Business Administration from Duke University.

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

William Harris, Chairman of the Board. Mr. Harris is a partner in Solo Management Group, LLC, an investment and management consulting partnership. He was previously a board member for Energy Metals Corporation, Chairman and Executive Committee member of the American Fiber Manufacturers Association, and President and CEO of Hoechst Fibers Worldwide, the global acetate and polyester business of Hoechst AG. At Hoechst Fibers Worldwide, Mr. Harris managed the business' $5 billion operation, comprised of 21,000 employees and production locations in 14 different countries. Other positions within Hoechst and its subsidiaries included Chairman of the Board (Presidente del Consejo) of Celanese Mexicana SA, a publicly-traded company in Mexico; Vice President, Finance and Executive Vice President and director of Celanese Canada Inc., a publicly-traded company in Canada, and Vice President and Treasurer and Chairman of the Audit Committee of Hoechst Celanese Corporation. Mr. Harris is currently a member of the board of directors of Till Capital Ltd., Wolfpack Gold Corp., Sacre-Coeur Minerals Ltd. and Silver Predator Corp. (mineral exploration and royalty companies) Mr. Harris is a graduate of Harvard College, B.A. in English, and Columbia University Graduate School of Business, M.B.A. in finance. He is a Trustee of the Williamstown (MA) Theatre Festival.

For the following reasons, the Board concluded that Mr. Harris should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Harris’ management experience allows him to bring management and finance skills to the Board.

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

Warren K. Davis, Director. Mr. Davis has held numerous senior roles in both the minerals and engineering industries, with a focus on energy development, project marketing and business strategy. Mr. Davis currently provides consulting services for Parsons Brinckerhoff Power and ClearFuels Technology, Inc. (both energy companies) His previous positions include roles with Black & Veach (15 years), the Bechtel Group (3 years), and General Electric Company (10 years). Mr. Davis also worked for Utah International Inc. (7 years) in the minerals industry, specifically in acquisitions and strategy. He was founder and president of Golden Bear Energy Services, a start-up energy company, and has worked in numerous entrepreneurial energy development roles. Mr. Davis has a BS in mechanical engineering from UC Berkeley and an MBA from Stanford University.

For the following reasons, the Board concluded that Mr. Davis should serve as a director of EMC Metals Corp. in light of its business and structure. Mr. Davis’ extensive experience at several other mining companies enables him to provide important operating insights to the Board.

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

John D. Thompson, Vice President of Project Development. Mr. Thompson's mining career spans 42 years in senior management roles with Utah Development Company, BHP (now BHP Billiton), Newcrest Mining, and QGX, managing and developing mineral projects in Australia, New Zealand, Mongolia and the United States. Mr. Thompson was responsible for the overall development of Newcrest Mining's Cadia Hill mine, in NSW, which included reserve definition, management of engineering teams that designed both the mine and processing plant facilities, the final feasibility study, and the environmental impact statement (EIS) on the project. More recently, as VP Project Development for QGX, Mr. Thompson delivered the Preliminary Assessment Report, Pre-Feasibility Study, and EIS on the Baruun Naran coking/thermal coal project in the South Gobi, Mongolia. He has held numerous other leadership roles in the mining industry, including four Mine/General Manger roles in coking coal, gold, and titanium/iron sands operations and a General Manager position at Newcrest overseeing five operating gold businesses in Australia. Mr. Thompson has a BE degree in Mining and Petroleum Engineering from the University of Queensland, and is a Fellow of the Australian Institute of Mining and Metallurgy.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

George F. Putnam	N/A
Willem P.C. Duyvesteyn	N/A
William B. Harris	Till Capital Ltd., Sacre-Coeur Minerals Ltd., Wolfpack Gold Corp., and Silver Predator Corp.
Barry Davies	N/A
Warren K. Davis	N/A

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

To the Company’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2013, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

ETHICAL BUSINESS CONDUCT

The Board has adopted a Code of Ethics (the “Code”) as a guideline for the oversight of the ethical conduct of management. The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed. The Company Code of Conduct is available on the Company’s website at www.emcmetals.com.

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

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2013; (2) received a report from Davidson & Company LLP, our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526; and (4) considered whether or note the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George F. Putnam, President, CEO and Director	2013	$200,000	$Nil	$Nil	$3,894(2)	$Nil	$Nil	$Nil	$203,894
	2012	$200,000	$Nil	$Nil	$51,132(2)	$Nil	$Nil	$Nil	$251,132
Edward Dickinson, CFO	2013	$100,000	$Nil	$Nil	$8,901(3)	$Nil	$Nil	$Nil	$108,901
	2012	$125,000	$Nil	$Nil	$7,083(3)	$Nil	$Nil	$Nil	$132,083
John D. Thompson, V.P. Project Development	2013	$51,897	$Nil	$Nil	$7,853(4)	$Nil	$Nil	$Nil	$59,750
	2012	$93,138	$Nil	$Nil	$11,475(4)	$Nil	$Nil	$Nil	$100,221

(1) Calculated in accordance with ASC 718.

(2)	Mr. Putnam was awarded options to purchase 400,000 common shares at C$0.08 (fully vested) on April 24, 2012, options to purchase 400,000 common shares at C$0.07 (fully vested) on August 8, 2012 and options to purchase 200,000 common shares at C$0.10 (fully vested) on May 9, 2013.
(3)	Mr. Dickinson was awarded options to purchase 300,000 common shares at C$0.155 (vesting 20% on issue and 20% at each of the following 6 months) on September 15, 2011. options to purchase 100,000 common shares at C$0.08 (vesting 20% on issue and 20% at each of the following 6 months) on April 24, 2012 and options to purchase 200,000 common shares at C$0.05 (fully vested on May 9, 2013.
(4)	Mr. Thompson was awarded options to purchase 500,000 common shares at C$0.25 (vesting 20% on issue and 20% at each of the following 6 months)) on May 16, 2011, options to purchase 100,000 common shares at C$0.08 (vesting 20% on issue and 20% at each of the following 6 months) on April 24, 2012, and options to purchase 200,000 common shares at C$0.05 (fully vested) on May 9, 2013.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table sets forth a summary of our outstanding incentive stock options for each Named Executive Officer as of December 31, 2013.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date
George F. Putnam, President, CEO and Director	Nil	2,500,000 400,000 400,000 500,000	Nil Nil Nil Nil	0.10 0.08 0.07 0.10	11/5/2015 4/24/2017 8/8/2017 5/9/2018
Edward Dickinson, CFO	Nil	300,000 100,000 200,000	Nil Nil Nil	0.155 0.08 0.05	9/15/2016 4/24/2017 5/9/2015
John D. Thompson, V.P. Project Development	Nil	500,000 100,000 100,000	Nil Nil Nil	0.25 0.08 0.05	5/16/2016 4/24/2017 5/19/2015

OPTION EXERCISES

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2013.

DIRECTORS’ COMPENSATION

No Directors’ fees were paid during the year ended December 31, 2013.

COMPENSATION OF DIRECTORS

No compensation was paid to our directors during our fiscal year ended December 31, 2013.

There are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2013 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

The aggregate direct remuneration paid or payable by the Company and its subsidiary (the financial statements of which are consolidated with those of the Company) to the directors of the Company during the fiscal year ended December 31, 2013 was $Nil. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2013 were Mr. Harris, Mr. Davies and Mr. Davis.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an employee of the Company during the fiscal year ended December 31, 2013 (or subsequently). No current member of the Compensation Committee formerly served as an officer of the Company, and none of the current members of the Compensation Committee have entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee hereby reports to the Board of Directors that, in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we have:

  reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and
  based on such review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10K for the fiscal year ended December 31, 2013.

Submitted by the Compensation Committee:

William B. Harris, Member

Barry Davies, Member

Warren K. Davis, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	17,918,750	0.14	10,635,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	17,918,750	0.14	10,635,000

Security ownership of certain beneficial owners

To the knowledge of the directors and executive officers of the Company, as at April 30, 2014, the beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights are:

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued
Till Capital Ltd. Hayden, Idaho, USA	26,886,166	Common Shares	15.10
(1)	The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.com, or from the shareholder, and includes direct and indirect holdings. Willem Duyvesteyn, a director of the Company, also owns greater that 5% of the outstanding shares of EMC Metals Corp. His holdings are shown in the table below entitled “Security Ownership of Management”.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 30, 2014 by:

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
George F. Putnam #501 - 1430 Greg Street Sparks, NV 89431	7,242,010(2)	3.99%
William Harris 651 Boardman Street Sheffield, MA 01257	1,630,000(3)	0.91%
Willem Duyvesteyn 2200 Del Monte Lane Reno, NV 89511	28,653,119(4)	15.95%
Barry Davies #501 - 1430 Greg Street Sparks, NV 89431	7,070,000(5)	3.95%
Warren Davis #501 - 1430 Greg Street Sparks, NV 89431	600,000(6)	0.34%
John D. Thompson 30 Kincardine Drive Benowa QLD, 4217	1,790,000(7)	1.00%
Edward Dickinson #501 - 1430 Greg Street Sparks, NV 89431	840,708(8)	0.47%
All officers and directors (7) persons:	47,825,837	26.61%
(1)	These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows:
(2)	Includes options to purchase 3,500,000 common shares.
(3)	Includes options to purchase 1,600,000 common shares.
(4)	Includes options to purchase 1,600,000 common shares.
(5)	Includes options to purchase 1,100,000 common shares.
(6)	Includes options to purchase 600,000 common shares.
(7)	Includes options to purchase 700,000 common shares.
(8)	Includes options to purchase 600,000 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 4, 2013, the Company issued convertible loans for total proceeds of $650,000. The convertible loans have a maturity date of 12 months from the closing date and bear interest at the rate of 10% per annum. The principal amount of the loan may be converted into up to 13,000,000 common shares at a rate of $0.05 per share. A total of $600,000 of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $250,000, Willem Duyvesteyn (Director) $100,000, William Lupien (beneficial owner of more than 5% of the Company shares) $250,000. This convertible loan was repaid in the first two months of 2014.

On June 26, 2013, the Company issued a promissory notes for total proceeds of $1,204,875. The promissory notes have a maturity date of 12 months from the closing date and bear interest at the rate of 10% per annum. A total of $1,154,875 of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $579,875, William Lupien (beneficial owner of more than 5% of the Company shares) $575,000.

On August 27, 2013, the Company issued a promissory notes for total proceeds of $100,000. The promissory notes had no maturity date and an interest rate of 10% per annum after 60 days. All of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $50,000 and, George Putnam (President and CEO) $50,000. The loan plus accrued interest was repaid in December 2013.

Related party transactions are reviewed by the board as part of the transaction approval process. Transactions are approved in board of director minutes or unanimous consent documentation. There is no written policy or procedure unique to the review of related party transactions.

DIRECTOR INDEPENDENCE

Our common shares are listed on the Toronto Stock Exchange. Under Toronto Stock Exchange rules, the Board is required to affirmatively determine that each “independent” director has no material relationship with us which would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by Toronto Stock Exchange listing standards: William B. Harris, Warren Davis and Barry Davies.

Item 14. Principal Accounting Fees and Services

Davidson & Company LLP has served as the Company’s independent auditors since January 1, 2008, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2014, and until the next annual general meeting of shareholders.

The fees for services provided by Davidson & Company to us in each of the fiscal years ended 2012 and 2013 were as follows:

Fees	2012	2013
Audit Fees	$78,600	$68,152
Audit Related Fees	$20,550	$Nil
Tax Fees	$11,160	$5,473
All Other Fees	$1,550	$1,352
Total	$111,860	$75,337

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

(2) “Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation

12

.

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

All services to be performed by the Company’s independent auditor must be approved in advance by the Audit Committee. Under the Company’s Audit Committee Charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the external auditors. Unless a type of service is to be provided by the external auditors receives general pre-approval, it requires specific pre-approval by the Company’s Audit Committee. 100% of the services provided by the Company’s independent auditors were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	Management Contract with Edward Dickinson dated August 13, 2011	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC Metals Corp.

By: /s/ George F. Putnam

George F. Putnam

Principal Executive Officer

By: /s/ Edward Dickinson

Edward Dickinson

Principal Accounting Officer

Date: April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George F. Putnam	President, Principal Executive Officer, and Director	April 30, 2014
George F. Putnam

/s/ William Harris	Chairman and Director	April 30, 2014
William Harris

/s/ Willem Duyvesteyn	Director	April 30, 2014
Willem Duyvesteyn

/s/ Barry Davies	Director	April 30, 2014
Barry Davies

/s/ Warren K. Davis	Director	April 30, 2014
Warren K. Davis

