Form 10-Q
period 2014-03-31
EMC METALS CORP.
filed 2014-05-08
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 5, 2014, the registrant’s outstanding common stock consisted of 178,013,747 shares.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statments

(An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2014

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2014	December 31, 2013

ASSETS

Current
Cash	$233,903	$785,075
Prepaid expenses and receivables	19,308	127,410

Total Current Assets	253,211	912,485

Restricted cash (Note 3)	144,188	149,868
Property, plant and equipment (Note 5)	9,320	10,278
Mineral interests (Note 6)	1,613,203	1,613,203

Total Assets	$2,019,922	$2,685,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$310,339	$247,613
Convertible debentures (Note 8)	-	650,000
Promissory notes payable (Note 9)	1,204,875	1,204,875

Total Liabilities	1,515,214	2,102,488

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 173,891,597 (2013 – 165,358,337))	87,502,708	87,310,708
Treasury stock (Note 11)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 10)	2,109,493	2,108,327
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit accumulated during the exploration stage	(86,989,899)	(86,718,095)

Total Stockholders’ Equity	504,708	583,346

Total Liabilities and Stockholders’ Equity	$2,019,922	$2,685,834

Nature and continuance of operations (Note 1)
Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to March 31, 2014	Quarter ended March 31, 2014	Quarter ended March 31, 2013

EXPENSES
Amortization (Note 5)	$2,149,755	$958	$1,075
Consulting	2,261,234	-	35,288
Exploration	15,126,677	52,756	307,071
General and administrative	7,304,237	47,322	75,247
Insurance	951,065	6,689	7,422
Professional fees	3,215,555	21,122	46,922
Research and development	3,042,091	-	-
Salaries and benefits	7,478,292	97,294	143,002
Stock-based compensation (Note 10)	5,416,151	1,166	21,032
Travel and entertainment	1,626,589	7,266	8,846

Loss from continuing operations before other items	(48,571,646)	(234,573)	(645,905)

OTHER ITEMS
Foreign exchange gain (loss)	351,781	(7,231)	(10,316)
Gain on transfer of marketable securities	181,238	-	-
Gain on settlement of convertible debentures	1,268,246	-	-
Gain on sale of marketable securities	1,720,016	-	-
Write-off of mineral interests and property, plant and equipment (Note 5 and 6)	(16,015,169)	-	-
Write-off of land and water rights	(2,800,000)	-	-
Gain on insurance proceeds	912,534	-	-
Interest expense	(847,974)	(30,000)	(146,279)
Other income	466,463	-	-
Gain on disposition of assets	933,075	-	-
Change in fair value of derivative liability	453,790	-	-
Unrealized loss on marketable securities	(3,070,425)	-	-

	(16,446,425)	(37,231)	(156,595)

Loss from continuing operations before income taxes	(65,018,071)	(271,804)	(802,500)

Deferred income tax recovery	6,020,527	-	-

Loss from continuing operations for the period	(58,997,544)	(271,804)	(802,500)
Loss from discontinued operations (Note 4)	(25,501,664)	-	(107,788)

Loss for the period	(84,499,208)	(271,804)	(910,288)
Foreign currency translation adjustment	(2,844,668)	-	-
Comprehensive loss for the period	$(87,343,876)	$(271,804)	$(910,288)

Basic and diluted loss per common share
Loss from continuing operations		$(0.00)	$(0.01)
Loss from discontinued operations		$(0.00)	$(0.00)

Weighted average number of common shares outstanding		166,022,035	165,358,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to March 31, 2014	Quarter ended March 31, 2014	Quarter ended March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(84,499,208)	$(271,804)	$(910,288)
Items not affecting cash:
Amortization	2,360,301	958	5,927
Research and development	3,042,091	-	-
Consulting paid with common shares	9,379	-	-
Gain on disposal of assets	(933,075)	-	-
Convertible debenture costs	(1,149,630)	-	-
Unrealized foreign exchange	799,920	5,680	3,266
Stock-based compensation	5,416,151	1,166	21,032
Unrealized gain on marketable securities	(46,707)	-	-
Realized gain on marketable securities	(1,720,016)	-	-
Write-off of mineral properties and property, plant & equipment	39,442,452	-	-
Write-off of land and water rights	3,243,685	-	-
Realized loss on transfer of marketable securities	2,935,895	-	-
Change in fair value of derivative liability	(453,790)	-	-
Deferred income tax recovery	(6,020,527)	-	-
Finance charge	504,479	-	87,190
	(37,068,600)	(264,000)	(792,873)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(4,929)	108,102	32,247
Increase (decrease) in accounts payable and accrued liabilities	(393,907)	62,726	171,206
Increase in due to related parties	1,091,043	-	-
Asset retirement obligations	(999,176)	-	-
	(37,375,569)	(93,172)	(589,420)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,543,435	-	-
Cash paid for Subsidiary	(10,602,498)	-	-
Spin-out of Golden Predator Corp.	(66,890)	-	-
Restricted cash	(161,161)	-	-
Reclamation bonds	747,862	-	-
Proceeds from sale of marketable securities, net	(3,881,287)	-	-
Proceeds from sale of property, plant and equipment	5,633,294	-	-
Purchase of property, plant and equipment	(19,920,751)	-	-
Proceeds from sale of mineral interests	517,550	-	-
Additions to unproven mineral interests	(4,224,388)	-	-
	(27,414,834)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	52,676,603	192,000	-
Share issuance costs	(1,190,801)	-	-
Special warrants	12,095,274	-	-
Options exercised	370,812	-	-
Warrants exercised	10,534,109	-	-
Notes payable	(11,412,423)	-	-
Receipt of promissory note	2,344,874	-	-
Convertible debenture	2,650,000	-	649,175
Debt issuance costs	(249,827)	-	-
Payment of promissory note and convertible debenture	(3,335,228)	(650,000)	-
Advances from related party	191,508	-	-
Loans advanced to Midway	(1,822,651)	-	-
Loan repayment from Midway	1,760,221	-	-
	64,612,471	(458,000)	649,175

Effect of foreign exchange on cash flows	411,835	-	-

Change in cash during the period	233,903	(551,172)	59,755
Cash, beginning of period	-	785,075	190,215

Cash, end of period	$233,903	$233,903	$249,970

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited) Page 1 of 2

	Capital Stock
	Number of Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Exploration Stage	Total
		$	$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-	-
Private placements	5,000,000	3,017,350	-	-	-	-	3,017,350
Excess of exchange amount over carrying	-	-	-	-	-	-	-
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	-	(2,490,691)	(2,490,691)
Loss for the period	-	-	-	-	-	(316,382)	(316,382)

Balance, December 31, 2006	5,000,000	3,017,350	-	-	-	(2,807,073)	210,277
Private placements	17,577,500	35,598,475	-	-	-	-	35,598,475
Conversion of special warrants	5,390,000	5,590,529	-	-	-	-	5,590,529
Exercise of warrants	50,000	74,235	-	-	-	-	74,235
Share issuance costs – broker’s fees	-	(1,202,721)	97,565 00	-	-	-	(1,105,156)
Share issuance costs – shares issued	100,000	99,910	-	-	-	-	99,910
Shares issued for mineral properties	100,000	95,822	-	-	-	-	95,822
Stock-based compensation	40,000	38,314	472,489	-	-	-	510,803
Loss for the year	-	-	-	-	-	(5,579,477)	(5,579,477)

Balance, December 31, 2007	28,257,500	43,311,914	570,054	-	-	(8,386,550)	35,495,418
Private placements	5,322,500	10,543,444	-	-	-	-	10,543,444
Conversion of special warrants	7,610,000	7,484,629	-	-	-	-	7,484,629
Share issuance costs – broker’s fees	-	(263,169)	-	-	-	-	(263,169)
Shares issued for mineral properties	110,000	206,229	-	-	-	-	206,229
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,088,552	138,529	-	-	-	4,227,081
Acquisition of Great American Minerals Inc.	1,045,775	2,065,059	419,891	-	-	-	2,484,950
Acquisition of Fury Explorations Ltd.	10,595,814	12,963,070	7,343,879	(1,964,364)	-	-	18,342,585
Exercise of stock options	6,637,224	9,690,543	(178,482)	-	-	-	9,512,061
Shares issued for repayment of promissory note	4,728,000	2,017,257	-	-	-	-	2,017,257
Stock-based compensation	-	-	2,251,500	-	-	-	2,251,500
Loss for the year	-	-	-	-	-	(16,979,873)	(16,979,873)

Balance, December 31, 2008	66,356,813	92,107,528	10,545,371	(1,964,364)	-	(25,366,423)	75,322,112
Private placements	14,500,000	1,123,489	-	-	-	-	1,123,489
Exercise of stock options	101,000	110,689	(92,970)	-	-	-	17,719
Shares issued for mineral properties	2,765,643	311,606	-	-	-	-	311,606
Settlement of convertible debentures	7,336,874	2,299,061	49,278	-	-	-	2,348,339
Shares issued for consulting	89,254	9,168	-	-	-	-	9,168
Shares issued for acquisition of TTS	19,037,386	1,976,697	-	-	-	-	1,976,697
Stock-based compensation before spin-out	-	-	799,008	-	-	-	799,008
Spin-out of GPD	-	(18,044,538)	(11,300,687)	-	-	-	(29,345,225)
Stock-based compensation after spin-out	-	-	935,995	-	-	-	935,995
Foreign currency translation adjustment	-	-	-	-	(2,536,527)	-	(2,536,527)

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited) Page 2 of 2

	Capital Stock
	Number of Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Exploration Stage	Total
		$	$	$	$	$	$
Loss for the year	-	-	-	-	-	(18,954,099)	(18,954,099)

Balance, December 31, 2009	110,186,970	79,893,700	935,995	(1,964,364)	(2,536,527)	(44,320,522)	32,008,282
Private placements	30,252,442	4,563,680	441,565	-	-	-	5,005,245
Exercise of stock options	1,320,000	443,329	(219,732)	-	-	-	223,597
Exercise of warrants	7,300,000	1,060,257	-	-	-	-	1,060,257
Stock-based compensation	-	-	772,179	-	-	-	772,179
Foreign currency translation adjustment	-	-	-	-	99,091	-	99,091
Loss for the year	-	-	-	-	-	(4,585,644)	(4,585,644)

Balance, December 31, 2010	149,059,412	85,960,966	1,930,007	(1,964,364)	(2,437,436)	(48,906,166)	34,583,007
Exercise of stock options	250,000	140,466	(76,796)	-	-	-	63,670
Exercise/expiry of warrants	1,369,301	378,563	(700,170)	700,170	-	-	378,563
Stock-based compensation	-	-	296,127	-	-	-	296,127
Foreign currency translation adjustment	-	-	-	-	(984,896)	-	(984,896)
Loss for the year	-	-	-	-	-	(7,156,033)	(7,156,033)

Balance, December 31, 2011	150,678,713	86,479,995	1,449,168	(1,264,194)	(3,422,332)	(56,062,199)	27,180,438
Private placements	13,679,624	790,508	-	-	-	-	790,508
Stock-based compensation	-	-	331,794	-	-	-	331,794
Shares issued for mineral properties	1,000,000	40,205	-	-	-	-	40,205
Issue of convertible debenture warrants	-	-	252,756	-	-	-	252,756
Foreign currency translation adjustment	-	-	-	-	577,664	-	577,664
Loss for the year	-	-	-	-	-	(4,965,297)	(4,965,297)

Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	74,609	-	-	-	74,609
Foreign currency translation adjustment on disposal of Springer Mining Company	-	-			1,991,268	-	1,991,268
Loss for the year	-	-	-	-	-	(25,690,599)	(25,690,599)

Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placement	8,533,260	192,000	-	-	-	-	192,000
Stock-based compensation	-	-	1,166	-	-	-	1,166
Loss for the period	-	-	-	-	-	(271,804)	(227,718)
Balance, March 31, 2014	173,891,597	87,502,708	2,109,493	(1,264,194)	(853,400)	(86,989,899)	504,708

The accompanying notes are an integral part of these condensed consolidated financial statement

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

EMC Metals Corp. (the “Company”) is incorporated under the laws of the Province of British Columbia. The Company is focused on specialty metals exploration and production and has recently acquired various metallurgical technologies and licenses that it is utilizing to gain access to a number of specialty metals opportunities. The Company’s principal properties are located in Australia and Norway.

The Company’s principal asset was the Springer Tungsten mine and mill, held by the Springer Mining Company. On September 13, 2013, the Company signed a binding Letter Of Intent (“LOI”) to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to Americas Bullion Royalty Corp. (“AMB”), for $5 million cash. The transaction was finalized on December 31, 2013.

At the signing of the LOI, AMB paid $3.1 million directly to the existing convertible debt holder to retire a maturing debt plus accumulated interest.

•	Cash paid by AMB to the convertible debt holder paid the debt in full and released the security interest in the Springer property and assets,
•	The cash advanced by AMB formed a new loan, with AMB as lender, as at September 13, 2013,
•	The new loan carries a zero interest rate, and
•	AMB agreed to additionally fund all Springer property carrying costs until the final payment and closing date.

The sale also included the transfer of interests in the Company’s Carlin Vanadium property mineral assets and the Copper King property tungsten assets in Nevada to AMB, along with Springer Tungsten.

One of EMC’s directors is also a director of the company that purchased Springer. The common director recused himself from director level voting on all board level decisions related to the sale.

With the completion of the sale of the Tungsten asset, the Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance both the Nyngan and Tørdal properties. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 and with our Annual Report on Form 10-K filed with the SEC on March 25, 2014. Operating results for the three-month period ended March 31, 2014 may not necessarily be indicative of the results for the year ending December 31, 2014.

Change in functional and presentation currency

The Company’s expenses and overheads are now primarily being incurred in United States Dollars (“USD”) and it is anticipated that cash flows will continue to be primarily in USD. Accordingly the Company determined that effective January 1, 2013, the functional currency of the Company would change from the Canadian Dollar to the USD for the parent company and its wholly owned subsidiaries.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and restricted cash	$378,091	$378,091	$—	$—

Total	$378,091	$378,091	$—	$—

The fair values of cash and restricted cash are determined through market, observable and corroborated sources.

Recently Adopted Accounting Policies

Accounting Standards Update 2013-05 - Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides guidance with respect to the treatment of the cumulative translation adjustment upon the sale of a foreign subsidiary whereby the cumulative translation adjustment associated with that subsidiary are taken into net income of the parent company.

Accounting Standards Update 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. This accounting standard deals with the treatment of tax loss carry forwards. The Company has reviewed this standard and has determined that it has little impact on the presentation of its financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

Recent Accounting Pronouncements

Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This accounting pronouncement provides guidance on the treatment of Property, Plant and Equipment plus the reporting of discontinued operations and disclosure of disposals of components of an entity. The policy is effective December 15, 2014. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

3.	RESTRICTED CASH

The Company has a Bank of Montreal letter of credit of up to C$159,400 as a security deposit related to a Vancouver office lease obligation. The letter of credit is secured by a short-term cash investment of C$159,400 with the bank bearing interest at prime less 2.05% maturing on May 8, 2014. The office lease expires on June 30, 2014.

4.	DISCONTINUED OPERATIONS

During fiscal 2013, the Company identified a buyer for its tungsten properties and related plant and mill held by its subsidiary, Springer Mining Company (“Springer”) and on December 31, 2013 sold the Springer subsidiary for $5 million (Note 1). Springer was actively involved in the evaluation and re-start of the Company’s tungsten property, located in Pershing County, Nevada. Going forward, the Company has no further assets located in the US or continuing involvement with Springer.

A comparison of the Net Loss results from discontinued operations for Q1 of 2013 and 2014 is as follows:

	Quarter ended March 31, 2014	Quarter ended March 31, 2013

EXPENSES
Amortization	$-	$4,852
Consulting	-	9,615
General and administrative	-	36,012
Insurance	-	11,974
Professional fees	-	237
Salaries and benefits	-	104,177
Travel and entertainment	-	1,853

OTHER ITEMS
Interest expense	-	56,250
Other income	-	(117,182)

Net loss from discontinued operations	$-	$(107,788)

	Quarter ended March 31, 2014	Quarter ended March 31, 2013

Cash flows from discontinued operations
Net cash used in (from) operating activities	$-	$(1,789)
Net cash used in (from) investing activities	-	-
Net cash used in (from) financing activities	-	-

Net cash used in (from) discontinued operations	$-	$(1,789)

Non-cash transactions from discontinued operations	$-	$-

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

5.	PROPERTY, PLANT AND EQUIPMENT

2014 Continuing Operations	December 31, 2013 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2014 Net Book Value
Computer equipment	$2,375	$-	$(169)	$2,206
Office equipment	7,903	-	(789)	7,114

Property, plant and equipment	$10,278	$-	$(958)	$9,320

2013 Continuing Operations	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2013 Net Book Value
Computer equipment	$3,402	$-	$(286)	$3,116
Office equipment	11,058	-	(789)	10,269

Property, plant and equipment	$14,460	$-	$(1,075)	$13,385

2013 Discontinued Operations	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2013 Net Book Value
Land and water rights	$4,252,146	$(4,252,146)	$-	$-
Plant and equipment	25,749,852	(25,749,852)	-	-
Buildings	165,959	(163,235)	(2,724)	-
Automobiles	11,262	(9,134)	(2,128)	-

Property, plant and equipment	$30,179,219	$(30,174,367)	$(4,852)	$-

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which was sold to AMB as part of the binding LOI signed September 13, 2013.

6.	MINERAL INTERESTS

March 31, 2014	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, March 31, 2014 and December 31, 2013	$1,613,203	$-	$1,613,203

December 31, 2013	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2012	$554,719	$-	$554,719
Additions	1,108,484	-	1,108,484
Write-off	(50,000)	-	(50,000)
Balance, December 31, 2013	$1,613,203	$-	$1,613,203

Acquisition costs, discontinued operations

Balance, December 31, 2012	$-	$198,463	$198,463
Disposal	-	(198,463)	(198,463)
Balance, December 31, 2013	$-	$-	$-

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

6.	MINERAL INTERESTS (contd…)

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV Agreement, as amended, gave the Company the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, the Company received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, the Company announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. A total of $1,108,484 (AUD$1.2 million) was paid in June 2013 as part of the settlement. A total of AUD$1.4 million is due June 30, 2014.

Tørdal and Evje-Iveland properties, Norway

During fiscal 2012 the Company entered into an option agreement with REE Mining AS (“REE”) to earn up to a 100% interest in the Tørdal and Evje-Iveland properties pursuant to which the Company paid $130,000 and issued 1,000,000 common shares valued at $40,000. To earn its interest, the original agreement required the Company to pay REE an additional $500,000, incur $250,000 of exploration work and issue 250,000 common shares upon releasing the second of two full feasibility studies on the two properties. The Company subsequently renegotiated the payments required to earn the interest and the Evje-Iveland property was removed from the option agreement. Pursuant to the amendment, the Company earned a 100% interest in the Tørdal property by paying an additional $35,000 and granting a 1% Net Smelter Return (“NSR”) payable to REE.

Hogtuva property, Norway

During fiscal 2011 the Company entered into an option agreement with REE to earn a 100% interest in three scandium and beryllium exploration sites in Norway pursuant to which the Company paid $50,000. To earn its interest, the original agreement required the Company to pay REE an additional $100,000 and issue up to 200,000 common shares. During fiscal 2013, the Company renegotiated the payments required to earn the interest and removed two of the exploration sites from the agreement.

Pursuant to the amendment, the Company earned a 100% interest in the Hogtuva property in consideration for the $50,000 original payment and the grant of a 1% NSR payable to REE. In early fiscal 2014 a decision was made by the Company not to renew its interest in the Hogtuva property and $50,000 in acquisition costs were written off during the year ended December 31, 2013.

TUNGSTEN PROPERTY

Springer Property

On November 21, 2006, the Company acquired all outstanding and issued shares of Springer Mining Company (“Springer”). Included in the assets of Springer and allocated to property, plant and equipment (Note 5) are the Springer Mine and Mill located in Pershing County, Nevada. The Company agreed to sell Springer Mining Company on September 13, 2013 (see Note 1), for $5 million, along with the Copper King Tungsten property and the Carlin Vanadium property. The transaction was completed and fully funded on December 31, 2013.

7.	RELATED PARTY TRANSACTIONS

Accounts payable on March 31, 2014 included $97,000 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

A total of $350,000 from the loan financing completed on February 22, 2013, $579,875 from the loan financing completed on June 24, 2013 and all of the $100,000 financing completed on August 27, 2013, were funded from a combination of Directors, insiders, and independent shareholders. The Company has paid $78,500 in interest to related parties relating to these loans.

The $100,000 loan financing completed in 2013 was from directors and officers. The loan was repaid in full in 2013.

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers was repaid in the three months ending March 31, 2014.

Of the $30,000 interest expensed in the three months, $14,375 was payable to a director of the Company.

During the three months ended March 31, 2013, the Company accrued a consulting fee of $25,500 for one of its directors. There were no such expenses incurred during the three month period ended March 31, 2014.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

8.	CONVERTIBLE DEBENTURES

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debenture had a maturity date of February 22, 2014 and bore interest at 10% per annum. The lenders had the option to convert the loan into 13,000,000 common shares of the Company. There was no beneficial conversion feature associated with the conversion option. The loan was secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tørdal properties in Norway. This financing was repaid in full in February 2014.

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 9), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture had a maturity date of August 15, 2013 and bore interest at 7% per annum. The lender had the option to convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. The loan was secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. There was no beneficial conversion feature associated with the conversion option. The warrants were exercisable at C$0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000. During fiscal 2013, the Company recognized $138,627 in accretion through interest expense. During fiscal 2012, the Company recognized $197,692 in accretion through interest expense. This financing was repaid in full on September 13, 2013.

9.	PROMISSORY NOTES PAYABLE

	March 31, 2014		December 31, 2013
Promissory Note related to discontinued operations
Promissory note with a principal balance of $3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights. During fiscal 2008 the Company entered into a promissory note for $6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of $3,000,000 consisting of a cash payment of $1,000,000 and 4,728,000 units of the Company equity valued at $2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at C$0.75 each and exercisable for a period of two years. The note was secured by a First Deed of Trust on the Cosgrave property land and water rights. In June 2013 the Company returned, to the note holder, the Cosgrave Ranch for the value of the promissory note thereby extinguishing this debt. (Note 5)
	$	Nil	$	Nil

Promissory Notes related to continuing operations
During the year ended December 31, 2012 the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest at 7% per annum maturing August 15, 2013. Presented is this principal balance, less financing and costs, which are amortized over the term of the debt using the effective interest method. This resulted in a carrying amount of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During fiscal 2013, the Company recognized $69,313 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable is secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. This financing was repaid in full on September 13, 2013.
	$	Nil	$	Nil

On June 24, 2013 the Company completed a $1,204,875 financing consisting of a series of insider and non-insider loans. The loans have a maturity date in June 2014 and bear interest at 10% per annum. The loans are secured by the ownership interest the Company has or earns in the Nyngan Scandium Project. As an inducement to enter into this loan, the lenders received a royalty of 0.2% of average scandium sales value, produced from the Nyngan property, on the first 100 tonnes of scandium oxide product produced and sold. The royalty is capped at $370,000 and EMC retains a right to buy back the royalty from the lenders or their assigns for $325,000 at any time up to the commencement of first production, or three years from loan date, whichever occurs first.
		1,204,875		1,204,875
Less current portion	(1,204,875)		(1,204,875)
	$	Nil	$	Nil

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of $192,000.

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

On January 6, 2009, the Company issued 2,147,000 common shares at a value of $250,000 for the Adelaide and Tuscarora projects for Golden Predator Mines US Inc., a wholly owned subsidiary of the Company prior to the spin out.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
	Number	Weighted average exercise price in Canadian $	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2012	3,750,000	$0.20	13,546,250	$0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(1,477,500)	0.34
Exercised	-	-	-	-

Outstanding, December 31, 2013	3,750,000	0.20	14,168,750	0.12
Granted	-	-	-	-
Cancelled	(3,750,000)	0.20	(1,070,000)	0.20
Exercised	-	-	-	-

Outstanding, March 31, 2014	-	$-	13,098,750	$0.11

Number currently exercisable	-	$-	12,951,750	$0.11

As at March 31, 2014, incentive stock options were outstanding as follows:

	Number of options	Exercise Price in Canadian $	Expiry Date

Options
	1,020,000	0.160	June 16, 2014
	225,000	0.120	August 27, 2014
	200,000	0.105	December 16, 2014
	568,750	0.250	January 4, 2015
	500,000	0.050	May 9, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018

	13,098,750

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at March 31, 2014, there were no warrants outstanding.

Stock-based compensation

During the three months ended March 31, 2014, the Company recognized stock-based compensation of $1,166 (March 31, 2013 - $21,032) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were no stock options issued during the three months ended March 31, 2014 (March 31, 2013 – 600,000).

The weighted average fair value of the options granted in the period was C$Nil (2013 - C$0.08).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2014	2013

Risk-free interest rate	N/A	0.40%
Expected life	N/A	5 years
Volatility	N/A	143.82%
Forfeiture rate	N/A	0.00%
Dividend rate	N/A	0.00%

11.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2014 and December 31 2013	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2014	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$9,320	$9,320
Mineral interests	203,181	1,410,022	-	1,613,203

	$203,181	$1,410,022	$9,320	$1,622,523

December 31, 2013	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$10,278	$10,278
Mineral interests	203,181	1,410,022	-	1,613,203

	$203,181	$1,410,022	$10,278	$1,623,481

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Expressed in US Dollars) (Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2014	2013

Cash paid during the three months for interest	$30,000	$56,250

Cash paid during the three months for income taxes	$-	$-

There were no significant non-cash transactions in either of the three month periods ending March 31, 2014 and March 31, 2013.

14.	SUBSEQUENT EVENTS Subsequent to March 31, 2014, the Company issued a second tranche of financing of 4,122,150 shares at C$0.025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2013 and March 31, 2014 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2013 and the three-month period ended March 31, 2014. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The information contained within this report is current as of May 5, 2014 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

Overview

EMC is a specialty metals and alloys company focusing on scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “EMC”.

In 2013, the Company sold the Springer Mining Company, a tungsten mine and mill in Imlay, Nevada. The sale of this asset allowed the Company to direct its efforts towards the development of its scandium properties.

Our focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. Prior to January 1, 2014, the Company’s principal asset was the Springer Tungsten mine and mill, held by the Springer Mining Company. On September 13, 2013, the Company signed a binding Letter of Intent to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to America Bullion Royalty Corp., for $5 million cash. The transaction was closed on December 31, 2013.

On February 5, 2010, we entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to develop the Nyngan scandium property in New South Wales, Australia, which is commonly referred to as the Nyngan Project. The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, we received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, we announced an agreement of an out of court settlement regarding the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. We have paid AUD$1.2 million of the required cash payments with the remaining AUD$1.4 million due in June 2014. We have completed metallurgical test work and are pursuing further feasibility study and development options on the Nyngan Project.

Principal Properties Review

Nyngan Scandium: On February 5, 2010, EMC entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to co-develop the Nyngan scandium property in New South Wales, Australia which is commonly referred to as the Nyngan Scandium Project (“Nyngan”). The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing Nyngan, provided EMC did the following:

1.	We spent a minimum of AUD$500,000 in exploration and metallurgical test-work on the project within six months after signing, later extended to June 2011.

2.	We delivered an independently prepared feasibility study (as defined in the JV Agreement) by February 28, 2012: and

3.	We made a cash payment of AUD$1,300,000 plus taxes to Jervois, within 5 business days of the delivery of the feasibility study.

EMC met the minimum spending threshold (#1) with the specified and revised 2011 timeframe, and on February 24, 2012, delivered to Jervois both the feasibility study (#2) and the final cash payment (#3), required to complete the earn-in to the JV. Feasibility study delivery included extensive discussion and presentation of results to the Jervois Board and management.

On February 27, 2012, Jervois formally rejected EMC’s claim to have met the earn-in conditions specified in the JV, based on inadequacy of the feasibility study, and returning the cash payment received. The parties discussed possible resolutions to the dispute for several months until Jervois formally filed a lawsuit demanding EMC relinquish all claims to the project. EMC vigorously defended its position with respect to the JV agreement, and in February 2013 the parties reached an out of court settlement that resolved all issues in dispute.

The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million in future cash payments and a sales royalty payable to Jervois. Exploration tenements formally transfer on final cash payment in 2014, but EMC secured the right to proceed with development and implementation of the project immediately. Jervois retains a production royalty on the Nyngan project of 1.7% of sales for products produced from the site for a term of 12years from first production date. A minimum annual royalty applies, based on 10 tpa scandium production.

The binding settlement entered into with Jervois brings to an end all court actions, claims and counterclaims, including claims for damages and legal and other costs. The settlement was subject to Australian FIRB approval of EMC’s 100% ownership and that approval was secured on April 2, 2013.

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

Other Developments

In February 2014 the Company repaid a $650,000 loan financing consisting of convertible debentures taken out in February 2013. The loan was secured by an interest in the assets of the Company’s wholly owned subsidiary, Wolfram Jack Mining Corp. and the Company’s interest in the Hogtuva and Tørdal properties in Norway.

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of $192,000.

On April 2, 2014 the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia. The license area is located approximately 24 kilometers west-southwest from EMC’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The license area covers part of the Honeybugle geologic complex, and will carry that name in our future references to the property. The ground was released by the prior holder, and EMC intends to explore the property for scandium and other metals.

On May 7, 2014 the company announced completion of an initial program of 30 air core (AC) drill holes at its Honeybugle property (Exploration License: EL7977) in New South Wales (NSW), Australia, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to the Nyngan Scandium property, also controlled by EMC, which is 24 kilometers north of Honeybugle.

Highlights of initial drilling program results:

  The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11)
  EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
  The program identified a 13-hole cluster which was of particular interest;
▪	intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters,
▪	at an average continuous thickness of 21 meters per hole,
▪	representing a total of 57% (354 meters) of total initial program drilling.
  The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
  This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

The results of 13 holes in the initial drill program are as follows:

Honeybugle 30 Hole Drill Program - April 2014 Target-Scandium
	Honeybugle		From	To	Intercept	Total
Drill Hole	Drill	Hole	(meter	(meter	Length	Scandium
Number	Area	Type	depth)	depth)	(meters)	Grade (ppm)
EHAC 1	Seaford	Explore (AC)	21	42	21	218
		including	27	36	9	262
EHAC 2	Seaford	Explore (AC)	0	12	12	300
		including	0	9	9	333
EHAC 3	Seaford	Explore (AC)	3	12	9	295
		including	6	9	3	352
EHAC 5	Seaford	Explore (AC)	0	15	15	244
		including	12	15	3	333
EHAC 6	Seaford	Explore (AC)	0	24	24	185
		including	0	9	9	214
		including	18	24	6	214
EHAC 7	Seaford	Explore (AC)	9	51	42	225
		including	15	42	27	220
		including	42	51	9	252
EHAC 9	Seaford	Explore (AC)	6	27	21	272
		including	9	24	15	350
EHAC 10	Seaford	Explore (AC)	0	18	18	251
EHAC 11	Seaford	Explore (AC)	0	30	30	369
		including	9	15	6	461
		including	21	24	3	572
EHAC 12	Seaford	Explore (AC)	0	21	21	177
EHAC 26	Seaford	Explore (AC)	0	21	21	309
	Seaford	including	3	18	15	343
EHAC 28	Seaford	Explore (AC)	0	18	18	344
	Seaford	including	3	15	12	363
EHAC 29	Seaford	Explore (AC)	3	21	18	316
		including	9	18	9	396
Assumes 175 ppm cut-off grade

The Honeybugle tenement contains lateritic material common to the region, and is situated some 24 kilometers south of EMC’s Nyngan Scandium Project area. The property itself is located in semi-arid broad-acre wheat farming country and is routinely planted. Farming is the largest industry in the area, although other mining activity is evident, past and present. The area had been receiving significant rainfall, which affected the areas which could be accessed with the drill rig and ultimately some of the drill hole locations.

The tenement is large, encompassing 34.7 square kilometers, and includes four (4) distinct magnetic anomalies; Seaford, Woodlong, Yarran Park and Mallee Valley, which reflect underlying mafic to ultramafic bedrock. These areas were previously identified by groups exploring principally for platinum, nickel and cobalt in the 1980’s, but scandium was of little interest. Surface soil and rock chip sampling conducted by previous license holders and EMC, on each of the four areas, did detect anomalous scandium values that are well above background levels (20-30 ppm). The previous soil sampling work on the property is what led to EMC’s interest in acquiring the Honeybugle exploration tenements, and in conducting a small and targeted drill program, starting with the Seaford anomaly.

Seaford is characterised by extensive outcrops of dry, iron-rich laterites, allowing for a particularly shallow drill program. Thirty (30) air core (AC) holes on nominal 100-meter spacing were planned, over an area of approximately 1 square kilometer. Four holes were halted in under 10 meters depth, based on thin laterite beds, low scandium grades, and shallow bedrock.

The 13 holes highlighted in the table are grouped together on either side of Coffills Lane, and represent all of the drill locations where meaningful intercept thickness generated scandium grades exceeding 175 ppm. Some of these 13 holes showed significant scandium values on the immediate surface, and alternately, other holes exhibited favorable scandium grades that began at shallow depth. The highest grade Sc sample was found in a 21-24 meter interval (572 ppm), although several holes produced better than 350 ppm Sc intercepts at depths of under 9 meters. The deepest hole (EHAC 7) was drilled to 57 meters, showing good scandium grades over a 12-meter horizon (245 ppm) near the bottom of the hole, from 39 to 51 meters depth. Higher scandium grades were associated with higher iron levels. Holes were drilled to a depth where they contacted the fresh ultramafic bedrock, which generally signalled the end of any scandium enrichment zones.

The drill plan divided Seaford into four sub-areas, 1-4, as highlighted on the map below. Area 1 was relatively higher ground and therefore the least impacted by ground moisture. Consequently this dryer area received the greatest attention, although that had been the general intention in the plan. Area 1 received 17 holes, with 13 presented in detail in the table above. Areas 2-4 were each intended as step-out areas that need to be further examined in the next program. The three step-out areas did not generate results of particular note, although hole locations were not optimal due to ground conditions and access.

•	Area 2 received 3 holes, 60 meters total, and generated Sc grades from 45-75 ppm,
•	Area 3 received 4 holes, 87 meters total, and generated Sc grades from 47-122 ppm,
•	Area 4 received 5 holes, 72 meters total, and generated Sc grades from 60-101 ppm, and
•	The average depth of all of these holes was 18 meters, with the deepest 30 meters.

Figure 1: Initial Drill Program Map

This 13-hole cluster (Area 1) was noted to be in a relatively thick laterite zone which was constrained to the west by contact with metasediments, to the east by fresh ultramafic bedrock, and to some extent in the north by a poor intersection result in hole 30. Area 1 remains somewhat open to the south, with the two southern-most holes (EHAC 9 and EHAC 29) generating some of the best scandium grade intercepts in the area.

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle property is different to EMC’s Nyngan property, where mineralization is typically covered by 10-20 meters of barren alluvium.

EMC takes the same interpretive view of Honeybugle that we have on our Nyngan resource, in that 100 ppm scandium values represent a good cut-off grade for targeting and ultimately for resource development. Grades between 50 and 100 ppm represent areas where weathering of the bedrock has been effective in upgrading scandium, and should garner exploration interest. Areas indicating 100 to 200 ppm scandium represent potentially attractive locations for soil sampling and targeted investigation, and areas that show 200 to 350 ppm scandium assays represent unusual concentration levels that should receive priority drill work programs.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property. The geologic consultants who designed the initial drill program have also recommended that a more complete sample analysis be undertaken, specifically where the 3-meter composite samples gave scandium grades ≥ 80ppm. The stored bulk samples provide an opportunity to re-measure scandium grades on a 1-meter interval basis, for the same suite of elements.

Operating results-Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

	2014		2013			2012
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(271,804)	(2,197,558)	(22,060,858)	(521,895)	(910,288)	(1,623,015)	(1,148,216)	(1,386,161)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.02)	(0.13)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)

Results of Operations for the three months ended March 31, 2014

The net loss for the quarter was $271,804, a decrease of $638,484 from $910,288 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q1 2014 vs. Q1 2013 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$254,315

In Q1 of 2013, the Company continued to spend funds on its Nyngan operation in Australia as it moved forward in its efforts to develop this project. In Q1 of 2014, expenditures were curtailed in efforts to conserve cash.

Interest expense	$116,279	The Company has reduced its debt load from one year ago with the sale of the Springer operations in the second half of 2013. The lower debt resulted in lower interest costs in the current quarter.
Salaries and benefits	$45,708	In Q1 2014 the Company reduced this cost by lowering certain salaries as well as the fact that in 2013 the staff count was higher.
Consulting	$35,288	Consulting in the pursuit of the Springer mine and mill sale in Q1 2013 resulted in the higher consulting costs when compared to Q1 2014. No such costs were incurred in 2014.
General and administration	$27,925	Decreased G&A expenses relate to the Company’s continuing efforts to reduce costs in efforts to conserve capital.
Professional fees	$25,800	In Q1 2013 the Company was involved in litigation surrounding its earn-in on the Nyngan project resulting in higher costs in that period. In Q1 2014 no such additional legal costs have been incurred.
Stock based compensation	$19,866

Almost all options issued have been expensed heading in to 2014 resulting in a charge of only $1,166 for this non-cash expense. In Q1 2013 options were issued which resulted in higher expensing costs. No options were issued in Q1 2014.

Foreign exchange	$3,085

Lower overall spending in foreign currencies in the current quarter, resulted in a smaller exchange loss when compared to Q1 2013. The US dollar continued to strengthen against the Canadian and Australian dollars but because of lower dollar volumes, the impact was not as detrimental as it was one year ago.

Travel and entertainment	$1,580	Q1 2014 travel expenses reflected lower activity levels when compared to Q1 2013.
Insurance	$733	The Company was able to obtain better insurance rates in the current year when compared to one year ago due to fewer exploration holdings and less overall assets held.
Amortization	$117	Lower amortization is reflective of the fact that the assets held in our Sparks office are declining in value.

Cash flow discussion for the three months ended March 31, 2014 compared to March 31, 2013

The cash outflow for operating activities was $93,172, a decrease of $496,248 (March 31, 2013 – $589,420), due to decreased activity levels as described in the variance analysis in addition to an increase in accounts payable and the collection of accounts receivable during the period.

Cash outflows for investing activities were $Nil (March 31, 2013 – $Nil)

Cash inflows from financing activities decreased by $1,107,175 to ($458,000) (March 31, 2013 - $649,175), reflecting the repayment of a convertible debenture of $650,000 which was partially offset by the issuance of share capital bringing in $192,000. In Q1 2013, the Company took out the $650,000 convertible loan.

Financial Position

Cash

The Company’s cash position decreased during the three month period by $551,172 to $233,903 (December 31, 2013 - $785,075) primarily due to the repayment of a convertible debenture in the amount of $650,000. This was partially offset by the issuance of share capital netting the Company $192,000.

Prepaid expenses and receivables

Accounts receivable decreased by $108,102 to $19,308 due primarily to the receipt of cash early in January on the finalization of the Springer sale (December 31, 2013 - $127,410).

Property, plant and equipment

Property, plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $958 to $9,320 (December 2013 - $10,278) is due to amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $1,613,203 (December 31, 2013 - $1,613,203).

Accounts Payable

Accounts Payable has increased by $62,726 to $310,339 (December 2013 – $247,613) due to a deferral of salary payments for key staff members.

Convertible Debenture

Convertible debentures decreased by $650,000 to $Nil (December 31, 2013 - $650,000) due to the repayment of a convertible debenture taken out in Q1 of 2013.

Promissory notes payable

The current promissory notes payable remained at $1,204,875 (December 31, 201 - $1,204,875).

Capital Stock

Capital stock increased by $192,000 to $87,502,708 (December 31, 2013 - $87,310,708) as a result of a stock issuance in the quarter.

Additional paid-in capital increased by $1,166, to $2,109,493 (December 31, 2013 - $2,108,327) as a result of expensing of stock options.

Liquidity and Capital Resources

At March 31, 2014, the Company had a working capital of ($1,262,003) including cash of $233,903 as compared to a working capital of ($1,190,003) including cash of $785,075 at December 31, 2013.

At March 31, 2014, the Company had a total of 13,098,750 stock options exercisable between CAD$0.05 and CAD$0.315 that have the potential upon exercise to generate a total of $1,493,438 in cash over the next four years. There is no assurance that these securities will be exercised.

Our major capital expenditure requirements in the next 12 months relate to certain payment requirements associated with our Nyngan project, and the maturity of certain loan facilities. Details on the loan maturity and payment to secure the Nyngan project is as follows:

  Promissory note, maturing in June 2014 - $1,204,875
  Nyngan payment due in June 2014 – A$1,400,000

We expect that these commitments will be funded by either additional debt or equity financing in the short term or restructuring certain obligations.

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

Outstanding share data

At the date of this report, the Company has 178,013,747 issued and outstanding common shares and 13,098,750 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At March 31, 2014, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Accounts payable on March 31, 2014 included $97,000 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

A total of $350,000 from the loan financing completed on February 22, 2013, $579,875 from the loan financing completed on June 24, 2013 and all of the $100,000 financing completed on August 27, 2013, were funded from a combination of Directors, insiders, and independent shareholders. The Company has paid $78,500 in interest to related parties relating to these loans.

A $100,000 loan financing completed in 2013 was from directors and officers. The loan was repaid in full in 2013.

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid in the three months ending March 31, 2014.

Of the $30,000 interest expensed in the three months, $14,375 related to a director of the Company.

During the three months ended March 31, 2013, the Company accrued expenses for consulting fees of $25,500 payable to one of its directors. There were no such expenses incurred during the three month period ended March 31, 2014.

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

Mineral properties and exploration and development costs

The Company capitalize the costs of acquiring mineral rights at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. The Company’s recoverability evaluation of our mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, the Company has assumed recent world commodity prices will be achievable. The Company has considered the mineral resource reports by independent engineers on the Springer and Nyngan projects in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

Recently Adopted Accounting Policies

Accounting Standards Update 2013-05 - Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides guidance with respect to the treatment of the cumulative translation adjustment upon the sale of a foreign subsidiary whereby the cumulative translation adjustment associated with that subsidiary are taken into net income of the parent company.

Accounting Standards Update 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. This accounting standard deals with the treatment of tax loss carry forwards. The Company has reviewed this standard and has determined that it has little impact on the presentation of its financial statements.

Recent Accounting Pronouncements

Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This accounting pronouncement provides guidance on the treatment of Property, Plant and Equipment plus the reporting of discontinued operations and disclosure of disposals of components of an entity. The policy is effective December 15, 2014. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

Financial instruments and other risks

The Company’s financial instruments consist of cash, restricted cash, receivables, accounts payable and accrued liabilities, convertible debentures and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

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

EMC Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company will continue to make substantial capital expenditures related to exploration, development and production. In particular the Company is obligated to payment if a Promissory note, maturing in June 2014, in the amount of $1,204,875 and a payment to secure our rights in the Nyngan project due in June 2014 of $1,400,00 Australian dollars, The Company will have further capital requirements as it proceeds to expand its present exploration activities at its mineral projects, or to take advantage of opportunities for acquisitions, joint ventures or other business opportunities that may be presented to it.

In addition, the Company may incur major unanticipated liabilities or expenses. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on commercially acceptable terms, if at all.

Volatile demand for metals and the volatile prices for metals may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its tungsten and other mineral projects with the possible loss of the rights to such properties. If exploration or the development of any mine is delayed, such delay would have a material and adverse effect on the Company’s business, financial condition and results of operation.

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

Mineral Industries Competition is Significant

The international mineral industries are highly competitive. The Company will be competing against competitors that may be larger and better capitalized, have state support, have access to more efficient technology, and have access to reserves of mineral that are cheaper to extract and process. As such, no assurance can be given that the Company will be able to compete successfully with its industry competitors.

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

EMC has no History of Mineral Production or Mining Operations

The Company has never had mineral producing properties. There is no assurance that commercial quantities of minerals will be discovered at the Properties or other future properties nor is there any assurance that the Company’s exploration program thereon will yield positive results. Even if commercial quantities of minerals are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where mineral resources can profitably be produced therefrom. Factors which may limit the ability of the Company to produce mineral resources from its properties include, but are not limited to, the spot prices of metals, availability of additional capital and financing and the nature of any mineral deposits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

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

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 6. Exhibits

  11.1         Statement of Computation of Per Share Earnings for the Quarter Ended March 31, 2014.

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

Date: May 5, 2014

EMC METALS CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer