Form 10-Q/A
period 2014-06-30
EMC METALS CORP.
filed 2014-11-10
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

000-54416
(Commission File Number)

EMC METALS CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1430 Greg Street, Suite 501, Sparks, Nevada 89431
(Address of principal executive offices) (Zip Code)

(775) 355-9500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filed	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 6, 2014, the registrant’s outstanding common stock consisted of 193,070,379 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 (An Exploration Stage Company)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SIX MONTHS AND QUARTER ENDED JUNE 30, 2014

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2014	December 31, 2013

ASSETS

Current
Cash	$780,711	$785,075
Prepaid expenses and receivables	23,460	127,410
Subscription receivable (Note 10)	234,175	-

Total Current Assets	1,038,346	912,485

Restricted cash (Note 3)	-	149,868
Property, plant and equipment (Note 5)	8,361	10,278
Mineral interests (Note 6)	2,977,234	1,613,203

Total Assets	$4,023,941	$2,685,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$348,937	$247,613
Convertible debentures (Note 7)	-	650,000
Promissory notes payable (Note 8)	2,500,000	1,204,875

Total Liabilities	2,848,937	2,102,488

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 188,429,143 (2013 – 165,358,337))	88,394,298	87,310,708
Treasury stock (Note 11)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 10)	2,109,493	2,108,327
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit accumulated during the exploration stage	(87,211,193)	(86,718,095)

Total Stockholders’ Equity	1,175,004	583,346

Total Liabilities and Stockholders’ Equity	$4,023,941	$2,685,834

Nature and continuance of operations (Note 1)
Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to June 30, 2014	Quarter ended June 30, 2014	Quarter ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013

EXPENSES
Amortization (Note 5)	$2,150,714	$959	$1,074	$1,917	$2,149
Consulting	2,269,734	8,500	41,865	8,500	77,153
Exploration	15,127,312	635	2,044	53,391	309,115
General and administrative	7,344,025	39,788	44,978	87,110	120,225
Insurance	950,824	(241)	7,593	6,448	15,015
Professional fees	3,278,246	62,691	32,020	83,813	78,942
Research and development	3,042,091	-	-	-	-
Salaries and benefits	7,567,767	89,475	137,347	186,769	280,349
Stock-based compensation (Note 10)	5,416,151	-	43,165	1,166	64,197
Travel and entertainment	1,631,765	5,176	4,872	12,442	13,718

Loss from continuing operations before other items	(48,778,629)	(206,983)	(314,958)	(441,556)	(960,863)

OTHER ITEMS
Foreign exchange gain	363,136	11,355	38,099	4,124	27,783
Gain on transfer of marketable securities	181,238	-	-	-	-
Gain on settlement of convertible debentures	1,268,246	-	-	-	-
Gain on sale of marketable securities	1,720,016	-	-	-	-
Write-off of mineral interests and property, plant and equipment	(16,015,169)	-	-	-	-
Write-off of land and water rights	(2,800,000)	-	-	-	-
Gain on insurance proceeds	912,534	-	-	-	-
Interest expense	(873,640)	(25,666)	(156,427)	(55,666)	(302,706)
Other income	466,463	-	-	-	-
Gain on disposition of assets	933,075	-	-	-	-
Change in fair value of derivative liability	453,790	-	-	-	-
Unrealized loss on marketable securities	(3,070,425)	-	-	-	-

	(16,460,736)	(14,311)	(118,328)	(51,542)	(274,923)

Loss from continuing operations before income taxes	(65,239,365)	(221,294)	(433,286)	(493,098)	(1,235,786)

Deferred income tax recovery	6,020,527	-	-	-	-

Loss from continuing operations for the period	(59,218,838)	(221,294)	(433,286)	(493,098)	(1,235,786)

Loss from discontinued operations (Note 4)	(25,501,664)	-	(88,609)	-	(196,397)

Loss for the period	(84,720,502)	(221,294)	(521,895)	(493,098)	(1,432,183)

Foreign currency translation adjustment	(2,844,668)	-	-	-	-

Comprehensive loss for the period	$(87,565,170)	$(221,294)	$(521,895)	$(493,098)	$(1,432,183)

Basic and diluted loss per common share
Loss from continuing operations		$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss from discontinued operations		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		177,640,929	165,358,337	171,690,544	165,358,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Cumulative amounts from incorporation on July 17, 2006 to June 30, 2014	Six month period ended June 30, 2014	Six month period ended June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(84,720,502)	$(493,098)	$(1,432,183)
Items not affecting cash:
Amortization	2,361,260	1,917	11,854
Research and development	3,042,091	-	-
Consulting paid with common shares	9,379	-	-
Gain on disposal of assets	(933,075)	-	-
Convertible debenture costs	(1,149,630)	-	-
Unrealized foreign exchange	794,240	-	8,660
Stock-based compensation	5,416,151	1,166	64,197
Unrealized gain on marketable securities	(46,707)	-	-
Realized gain on marketable securities	(1,720,016)	-	-
Write-off of mineral properties and property, plant & equipment	39,442,452	-	-
Write-off of land and water rights	3,243,685	-	-
Realized loss on transfer of marketable securities	2,935,895	-	-
Change in fair value of derivative liability	(453,790)	-	-
Deferred income tax recovery	(6,020,527)	-	-
Finance charge	504,479	-	177,260
	(37,294,615)	(490,015)	(1.170,212)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(243,256)	103,950	51,042
Increase (decrease) in accounts payable and accrued liabilities	(355,309)	101,324	279,556
Increase in due to related parties	1,091,043	-	-
Asset retirement obligations	(999,176)	-	-
	(37,801,313)	(284,741)	(839,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from subsidiary	4,543,435	-	-
Cash paid for Subsidiary	(10,602,498)	-	-
Spin-out of Golden Predator Corp.	(66,890)	-	-
Restricted cash	(11,293)	149,868	-
Reclamation bonds	747,862	-	-
Proceeds from sale of marketable securities, net	(3,881,287)	-	-
Proceeds from sale of property, plant and equipment	5,633,294	-	-
Purchase of property, plant and equipment	(19,920,751)	-	-
Proceeds from sale of mineral interests	517,550	-	-
Additions to unproven mineral interests	(5,588,419)	(1,364,031)	(1,108,484)
	(28,628,997)	(1,214,163)	(1,108,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	53,595,724	876,946	-
Share issuance costs	(1,218,332)	(27,531)	-
Special warrants	12,095,274	-	-
Options exercised	370,812	-	-
Warrants exercised	10,534,109	-	-
Notes payable	(11,412,423)	-	-
Receipt of promissory note	4,844,874	2,500,000	1,200,000
Convertible debenture	2,650,000	-	649,175
Debt issuance costs	(249,827)	-	-
Payment of promissory note and convertible debenture	(4,540,103)	(1,854,875)	-
Advances from related party	191,508	-	-
Loans advanced to Midway	(1,822,651)	-	-
Loan repayment from Midway	1,760,221	-	-
	66,799,186	1,494,540	1,849,175

Effect of foreign exchange on cash flows	411,835	-	-

Change in cash during the period	780,711	(4,364)	(98,923)
Cash, beginning of period	-	785,075	190,215

Cash, end of period	$780,711	$780,711	$91,292

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited) Page 1 of 2

	Capital Stock		Additional		Accumulated Other	Deficit Accumulated During the
	Number of Shares	Amount	Paid in Capital	Treasury Stock	Comprehensive Loss	Exploration Stage	Total
		$	$	$	$	$	$
Balance, July 17, 2006	-	-	-	-	-	-	-
Private placements	5,000,000	3,017,350	-	-	-	-	3,017,350
Excess of exchange amount over carrying	-	-	-	-	-	-
Excess of exchange amount over carrying amount of Springer Mining Company	-	-	-	-	-	(2,490,691)	(2,490,691)
Loss for the period	-	-	-	-	-	(316,382)	(316,382)

Balance, December 31, 2006	5,000,000	3,017,350	-	-	-	(2,807,073)	210,277
Private placements	17,577,500	35,598,475	-	-	-	-	35,598,475
Conversion of special warrants	5,390,000	5,590,529	-	-	-	-	5,590,529
Exercise of warrants	50,000	74,235	-	-	-	-	74,235
Share issuance costs – broker’s fees	-	(1,202,721)	97,56500	-	-	-	(1,105,156)
Share issuance costs – shares issued	100,000	99,910	-	-	-	-	99,910
Shares issued for mineral properties	100,000	95,822	-	-	-	-	95,822
Stock-based compensation	40,000	38,314	472,489	-	-	-	510,803
Loss for the year	-	-	-	-	-	(5,579,477)	(5,579,477)

Balance, December 31, 2007	28,257,500	43,311,914	570,054	-	-	(8,386,550)	35,495,418
Private placements	5,322,500	10,543,444	-	-	-	-	10,543,444
Conversion of special warrants	7,610,000	7,484,629	-	-	-	-	7,484,629
Share issuance costs – broker’s fees	-	(263,169)	-	-	-	-	(263,169)
Shares issued for mineral properties	110,000	206,229	-	-	-	-	206,229
Acquisition of Gold Standard Royalty Corp.	2,050,000	4,088,552	138,529	-	-	-	4,227,081
Acquisition of Great American Minerals Inc.	1,045,775	2,065,059	419,891	-	-	-	2,484,950
Acquisition of Fury Explorations Ltd.	10,595,814	12,963,070	7,343,879	(1,964,364)	-	-	18,342,585
Exercise of stock options	6,637,224	9,690,543	(178,482)	-	-	-	9,512,061
Shares issued for repayment of promissory note	4,728,000	2,017,257	-	-	-	-	2,017,257
Stock-based compensation	-	-	2,251,500	-	-	-	2,251,500
Loss for the year	-	-	-	-	-	(16,979,873)	(16,979,873)

Balance, December 31, 2008	66,356,813	92,107,528	10,545,371	(1,964,364)	-	(25,366,423)	75,322,112
Private placements	14,500,000	1,123,489	-	-	-	-	1,123,489
Exercise of stock options	101,000	110,689	(92,970)	-	-	-	17,719
Shares issued for mineral properties	2,765,643	311,606	-	-	-	-	311,606
Settlement of convertible debentures	7,336,874	2,299,061	49,278	-	-	-	2,348,339
Shares issued for consulting	89,254	9,168	-	-	-	-	9,168
Shares issued for acquisition of TTS	19,037,386	1,976,697	-	-	-	-	1,976,697
Stock-based compensation before spin-out	-	-	799,008	-	-	-	799,008
Spin-out of GPD	-	(18,044,538)	(11,300,687)	-	-	-	(29,345,225)
Stock-based compensation after spin-out	-	-	935,995	-	-	-	935,995
Foreign currency translation adjustment	-	-	-	-	(2,536,527)	-	(2,536,527)

EMC Metals Corp.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited) Page 2 of 2

	Capital Stock		Additional		Accumulated Other	Deficit Accumulated During the
	Number of Shares	Amount	Paid in Capital	Treasury Stock	Comprehensive Loss	Exploration Stage	Total
		$	$	$	$	$	$
Loss for the year	-	-	-	-	-	(18,954,099)	(18,954,099)

Balance, December 31, 2009	110,186,970	79,893,700	935,995	(1,964,364)	(2,536,527)	(44,320,522)	32,008,282
Private placements	30,252,442	4,563,680	441,565	-	-	-	5,005,245
Exercise of stock options	1,320,000	443,329	(219,732)	-	-	-	223,597
Exercise of warrants	7,300,000	1,060,257	-	-	-	-	1,060,257
Stock-based compensation	-	-	772,179	-	-	-	772,179
Foreign currency translation adjustment	-	-	-	-	99,091	-	99,091
Loss for the year	-	-	-	-	-	(4,585,644)	(4,585,644)
Balance, December 31, 2010	149,059,412	85,960,966	1,930,007	(1,964,364)	(2,437,436)	(48,906,166)	34,583,007
Exercise of stock options	250,000	140,466	(76,796)	-	-	-	63,670
Exercise/expiry of warrants	1,369,301	378,563	(700,170)	700,170	-	-	378,563
Stock-based compensation	-	-	296,127	-	-	-	296,127
Foreign currency translation adjustment	-	-	-	-	(984,896)	-	(984,896)
Loss for the year	-	-	-	-	-	(7,156,033)	(7,156,033)
Balance, December 31, 2011	150,678,713	86,479,995	1,449,168	(1,264,194)	(3,422,332)	(56,062,199)	27,180,438
Private placements	13,679,624	790,508	-	-	-	-	790,508
Stock-based compensation	-	-	331,794	-	-	-	331,794
Shares issued for mineral properties	1,000,000	40,205	-	-	-	-	40,205
Issue of convertible debenture warrants	-	-	252,756	-	-	-	252,756
Foreign currency translation adjustment	-	-	-	-	577,664	-	577,664
Loss for the year	-	-	-	-	-	(4,965,297)	(4,965,297)
Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	74,609	-	-	-	74,609
Foreign currency translation adjustment on disposal of Springer Mining Company	-	-			1,991,268	-	1,991,268
Loss for the year	-	-	-	-	-	(25,690,599)	(25,690,599)
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placements	23,070,806	1,083,590	-	-	-	-	1,083,590
Stock-based compensation	-	-	1,166	-	-	-	1,166
Loss for the period	-	-	-	-	-	(493,098)	(493,098)
Balance, June 30, 2014	188,429,143	88,394,298	2,109,493	(1,264,194)	(853,400)	(87,211,193)	1,175,004

The accompanying notes are an integral part of these condensed consolidated financial statement.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

EMC Metals Corp. (the “Company”) is a specialty metals and alloys company focusing on scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “EMC”.

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

With the completion of the sale of the Tungsten asset, the Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. In June 2014, the Company made the final installment payment to acquire the Nyngan property. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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
June 30, 2014
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$780,711	$780,711	$—	$—

Total	$780,711	$780,711	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

3.	RESTRICTED CASH

The Company had a Bank of Montreal letter of credit of up to C$159,400 as a security deposit related to a Vancouver office lease obligation. The letter of credit was returned to the Bank of Montreal in July 2014 and funds were released for use by the Company.

4.	DISCONTINUED OPERATIONS

During fiscal 2013, the Company identified a buyer for its tungsten properties and related plant and mill held by its subsidiary, Springer Mining Company (“Springer”). On September 13, 2013, the Company signed a binding Letter Of Intent (“LOI”) to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to Americas Bullion Royalty Corp. (“AMB”), for $5 million cash. The transaction was finalized on December 31, 2013.

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

A comparison of the Net Loss results from discontinued operations for the six month period ended June 30, 2014 and 2013 as well as Q2 of 2013 and 2014 is as follows:

	Quarter ended June 30, 2014	Quarter ended June 30, 2013	Six month period ended June 30, 2014	Six month period ended June 30,2013

EXPENSES
Amortization	-	4,853	-	9,705
Consulting	-	438	-	10,053
General and administrative	-	21,767	-	57,779
Insurance	-	20,202	-	32,176
Professional fees	-	263	-	500
Salaries and benefits	-	128,469	-	232,646
Travel and entertainment	-	-	-	1,853

OTHER ITEMS
Interest expense	-	-	-	56,250
Other income	-	(87,383)	-	(204,565)

Net loss from discontinued operations	-	(88,609)	-	(196,397)

	Six month period ended June 30,2014	Six month period ended June 30,2013

Cash flows from discontinued operations
Net cash used in (from) operating activities	-	(154,597)
Net cash used in (from) investing activities	-	-
Net cash used in (from) financing activities	-	-

Net cash used in (from) discontinued operations	-	(154,597)

Non-cash transactions from discontinued operations	-	-

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

5.	PROPERTY, PLANT and EQUIPMENT

2014 Continuing Operations

	December 31, 2013 Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2014 Net Book Value
Computer equipment	$2,375	$-	$(339)	$2,036
Office equipment	7,903	-	(1,578)	6,325
Property, plant and equipment	$10,278	$-	$(1,917)	$8,361

2013 Continuing Operations

	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Computer equipment	$3,402	$-	$(1,027)	$2,375
Office equipment	11,058	-	(3,155)	7,903
Property, plant and equipment	$14,460	$-	$(4,182)	$10,278

2013 Discontinued Operations

	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Land and water rights	$4,252,146	$(4,252,146)	$-	$-
Plant and equipment	25,749,852	(25,749,852)	-	-
Buildings	165,959	(163,235)	(2,724)	-
Automobiles	11,262	(9,134)	(2,128)	-
Property, plant and equipment	$30,179,219	$(30,174,367)	$(4,852)	$-

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which was sold to AMB as part of the binding LOI signed September 13, 2013.

6.	MINERAL INTERESTS

June 30, 2014	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2013	$1,613,203	$-	$1,613,203
Additions	1,364,031	-	1,364,031
Balance June 30, 2014	$2,977,234	$-	$2,977,234

December 31, 2013	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2012	$554,719	$-	$554,719
Additions	1,108,484	-	1,108,484
Write-off	(50,000)	-	(50,000)
Balance, December 31, 2013	$1,613,203	$-	$1,613,203

Acquisition costs, discontinued operations

Balance, December 31, 2012	$-	$198,463	$198,463
Disposal	-	(198,463)	(198,463)
Balance, December 31, 2013	$-	$-	$-

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

6.	MINERAL INTERESTS (cont’d…)

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV Agreement, as amended, gave the Company the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, the Company received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, the Company announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. A total of $1,108,484 (AUD$1.2 million) was paid in June 2013 as part of the settlement. A total of $1,364,031 (AUD$1.4 million) was paid in June 2014 to fulfill the obligations under the settlement agreement which gives 100% of the property to the Company.

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

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

8.	PROMISSORY NOTES PAYABLE

	June 30, 2014		December 31, 2013
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

Promissory Notes related to continuing operations
On June 24, 2014, the Company completed a $2,500,000 loan financing which includes a convertible feature. The loan has a maturity date of December 24, 2015 and bears loan interest that increases in quarterly increments from 4% to a maximum of 12%.  The full loan can be converted into an effective 20% JV interest in Nyngan and Honeybugle.  This conversion features can convert at the lender’s option or once EMC raises $3,000,000 million in equity. The 20% JV partner has a carried interest until EMC meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either JV property.  The JV partner becomes fully participating on development and build costs thereafter. The JV partner holds an option to convert their 20% JV interest into equivalent value of EMC shares, at market prices, rather than participate in construction.  The JV partner’s option to convert its project interest to EMC shares is a one-time option, at such time the partner becomes fully participating on project costs. If the Company is unable to raise $3,000,000 and repay the loan, the lender may exercise a purchase option wherein the debt will be settled in exchange for 100% interest in the Nyngan mineral rights.
		$2,500,000	$	Nil

On June 24, 2013 the Company completed a $1,204,875 financing consisting of a series of insider and non-insider loans. The loans had a maturity date in June 2014 and bore interest at 10% per annum. The loans were secured by the ownership interest the Company has or earns in the Nyngan Scandium Project.  As an inducement to enter into this loan, the lenders received a royalty of 0.2% of average scandium sales value, produced from the Nyngan property, on the first 100 tonnes of scandium oxide product produced and sold. The royalty was capped at $370,000 and EMC retained a right to buy back the royalty from the lenders or their assigns for $325,000 at any time up to the commencement of first production, or three years from loan date, whichever occurs first. This financing was paid in full of June 2014.
		Nil		$1,204,875

During the year ended December 31, 2012, the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest of 7% per annum maturing August 15, 2013. Presented is this principle balance, less financing and costs, which are amortized over the term of the debt using the effective interest method. This resulted in a carrying costs of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During fiscal 2013, the Company recognized $69,313 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable was secured by an interest in the Company’s subsidiary, Springer Mining Company. The financing was repaid in full on September 13, 2013.		Nil		Nil

Less current portion		(2,500,000)		(1,204,875)
	$	Nil	$	Nil

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

9.	RELATED PARTY TRANSACTIONS

Accounts payable on June 30, 2014 included $91,835 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

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

Of the $57,407 interest expensed in the six months, $14,375 was payable to a director of the Company.

During the six months ended June 30, 2013, the Company accrued a consulting fee of $51,000 for one of its directors. There is $8,500 for consulting fees incurred during the six month period ended June 30, 2014.

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On June 26, 2014, the Company issued 10,415,396 common shares at a value of C$0.085 per common share for total proceeds of C$885,309, of which C$250,000 was received subsequent to June 30, 2014.

On April 24, 2014, the Company issued 4,122,150 common shares at a value of C$0.025 per common share for total proceeds of C$103,053.

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
June 30, 2014
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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
	Number	Weighted average exercise price in Canadian $	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2012	3,750,000	$0.20	13,546,250	$0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(1,477,500)	0.34
Exercised	-	-	-	-

Outstanding, December 31, 2013	3,750,000	0.20	14,168,750	0.12
Granted	-	-	-	-
Cancelled	(3,750,000)	0.20	(2,090,000)	0.18
Exercised	-	-	-	-

Outstanding, June 30, 2014	-	$-	12,078,750	$0.11

Number currently exercisable	-	$-	12,078,750	$0.11

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at June 30, 2014, incentive stock options were outstanding as follows:

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

	12,078,750

As at June 30, 2014, there were no warrants outstanding.

Stock-based compensation

During the six months ended June 30, 2014, the Company recognized stock-based compensation of $1,166 (June 30, 2013 - $64,197) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were no stock options issued during the six months ended June 30, 2014 (June 30, 2013 – 2,100,000).

The weighted average fair value of the options granted in the period was C$Nil (2013 - C$0.07).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2014	2013

Risk-free interest rate	N/A	0.62%
Expected life	N/A	5 years
Volatility	N/A	144.60%
Forfeiture rate	N/A	0.00%
Dividend rate	N/A	0.00%

11.	TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2014 and December 31 2013	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

EMC Metals Corp.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Expressed in US Dollars) (Unaudited)

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2014	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$8,361	$8,361
Mineral interests	203,181	2,774,053	-	2,977,234

	$203,181	$2,774,053	$8,361	$2,985,595

December 31, 2013	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$10,278	$10,278
Mineral interests	203,181	1,410,022	-	1,613,203

	$203,181	$1,410,022	$10,278	$1,623,481

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2014	2013

Cash paid during the six months for interest	$57,407	$56,250

Cash paid during the six months for income taxes	$-	$-

There were no significant non-cash transactions in either of the six month periods ending June 30, 2014 and June 30, 2013.

14.	SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company issued a second tranche of financing of 4,641,236 shares at C$0.085.

On July 25, 2014, the Company granted 3,525,000 stock options to various board members, employees and consultants entitling them to purchase shares at C$0.12. These options had vesting periods ranging from immediate to two years. The life of the granted options ranged from three to five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six months ended June 30, 2014 and and should be read in conjunction with our unaudited interim consolidated financial statements for the six month period ended June 30, 2014, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 (the “Annual Statements”).

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

The information contained within this report is current as of August 6, 2014 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of EMC Metals.

EMC Corporate Overview

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

On February 5, 2010, the Company entered into a Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to develop the Nyngan scandium property in New South Wales, Australia. The JV Agreement, came into dispute in February 2012, and was settled by the parties in February 2013. That settlement provided for EMC to acquire 100% of the project for A$2.6 million cash, in two installments. EMC has met the total payment obligation and now owns 100% of the project.

During the first half of 2014 EMC focused on financing the final required payments to secure the Nyngan project rights. Those required payments were successfully financed in June, along with additional working capital financings during June and July.

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

On February 5, 2010, EMC entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to co-develop the Nyngan scandium property in New South Wales, Australia which is commonly referred to as the Nyngan Scandium Project (“Nyngan”). The JV Agreement, gave EMC the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing Nyngan, provided EMC met certain technical and financial milestones. EMC met all financial requirements and delivered proof of technical milestone achievement to Jervois on February 24, 2012.

On February 27, 2012, Jervois formally rejected EMC’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of the Nyngan Project, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for AUD$2.6 million in future cash payments.. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from first production date, and a 10 tpa scandium oxide production minimum.

EMC has now completed all settlement payments required under its agreement with Jervois, and formal transfer of the Nyngan Project Exploration Tenements is currently underway, with completion of the transfers anticipated later in 2014. The details of the financing associated with the successful payment of these settlement amounts is further described in the quarterly news developments section of this MD&A.

Substantial Nyngan Project metallurgical test work has been completed, and additional work in this area is planned for 2014. EMC intends to produce a Feasibility Study demonstrating project economics and development viability on the project, expected to be completed in the second half of 2015.

Nyngan Property Description and Location

The Nyngan scandium resource is located approximately 500 kilometers northwest of Sydney, Australia. The property consists of two exploration licenses, EL 6009 and EL 6096, which encompass over 9,000 hectares (29.6 sq km). Nyngan is classified as an Australia Property for purposes of financial statement segment information.

The scandium resource is hosted within the lateritic zone of a geologic structure known as the Gilgai Intrusion, one of several Alaskan-type mafic and ultramafic bodies which intrude on the Cambrian-Ordovician metasediments, collectively called the Girilambone Group. This laterite zone, locally up to 60 meters thick, is layered from surface with hematitic clay, followed by limonitic clay, saprolitic clay, weathered bedrock and finally fresh bedrock. The scandium mineralization is concentrated within the hematitic, limonitic, and saprolitic zones with values in excess of 350 ppm scandium.

The location of the property is provided in Figure 2 below. The location of the exploration licenses are provided in Figure 3 below.

New South Wales

N
W
E
S
Moree
Coffs Harbour
Broken Hill
Cobar
Nyngan
NYNGAN GILGAI
Scandium
Mildura
Sydney
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
0
100
200
400km
A u s t r a l i a

Figure 2:  Location of Nyngan Project

EL 6009
NYNGAN
GILGAI
Scandium
EL 6096
LEGEND
Geology
Faults
Polymitic conglomerate
Nyngan Gilgai Resource Outline
Geology modified from Pursell et al., 2010.
To Nyngan
Og
Qa
Om
Oms
Qs/Og
N
S
E
W

Figure 3:  Location of the Exploration Licenses

Nyngan Scandium Project – Development Overview

EMC established rights to the Nyngan Scandium Project in February 2010, and began advancing the project understanding immediately. The first step taken was to establish a NI 43-101 Resource Report on the property for scandium, which was completed and filed on SEDAR in May 2010.

In the two years prior to EMC involvement, EMC’s (former) partner, Jervois Mining Limited (“Jervois”) of Melbourne, had commissioned several metallurgical studies on potential recovery systems for separating scandium from the lateritic clays which contained the resource. EMC adopted and pursued this flow sheet process architecture, in four key work programs:

1.
Roberts & Schaefer (Utah, USA) was commissioned in 2010 to develop a preliminary, conceptual engineering and economic report for the processing elements of the project. The work was based entirely on prior Jervois-commissioned test work research. No mining or commercial elements of the project were considered, and the accuracy level was +/-50%, done for management only.

2.	Hazen Research (Colorado, USA) was commissioned in 2010 to do bench scale test work to confirm the earlier property test work results provided by Jervois, which it did,
3.
Hazen Research was subsequently commissioned in 2011 to do pilot scale test work to further confirm and optimize the process plant flow sheet, consistent with the acid bake systems, as initially defined, and

4.
SNC-Lavalin (Brisbane, Australia) was commissioned in 2011 to do a feasibility study on the economics and process viability of the Nyngan Scandium Project, to absorb the Hazen test work results, to confirm the project was economic, and to satisfy the primary condition of the JV with Jervois. The SNC Report was done to inform management and the JV partners, and is not public information.

The Hazen test work and SNC Report were completed in early 2012. EMC had also commissioned some different test work programs with SGS-Lakefield (Toronto, Canada), using Nyngan resource material, beginning in late 2011 and continuing through 2013. This work focused on high pressure acid leach (HPAL) rather than acid baking with concentrated sulfuric acid, and the results showed more promise for Nyngan resource recoveries and suggested better suitability in the Nyngan locale.

Now that EMC is in full (100%) control of the Nyngan Scandium Project, the Company intends to commission more process test work in 2014, to support a refined and optimized process flow sheet for scandium recovery from the resource. The results of this work will be incorporated into a NI 43-101 Technical Report (feasibility study) for completion in Q3 2015.

Nyngan Property – NI 43-101 Mineral Resource

In March of 2010 a NI 43-101 technical report which outlined a resources estimate on the Nyngan Scandium Project was completed and filed on SEDAR. The resource report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The resource estimate is summarized in Table 2 below.

Table 2

Nyngan Gilgai Scandium Project Resource Estimation
Resource Category	Cut off Sc (ppm)	Total Tonnes (kt)	Grade Sc (ppm)	Overburden Ratio
Measured	100	2,718	274	0.81:1
Indicated	100	9,294	258	1.40:1
Total	100	12,012	261	1.10:1

Nyngan Project - Flow Sheet Development Detail

Jervois commissioned various technical reports and studies on the Nyngan property resource in 2008-09. These early technical/process reports were done by METCON Laboratories of Sydney, Australia, the Commonwealth Scientific and Industrial Organization (CSIRO), Australia’s national science agency, and by other research work groups, proprietary to or sourced by Jervois. The CSIRO designed a preliminary processing plant flow sheet, that formed much of the early thinking around processing options at Nyngan.

EMC began efforts to duplicate this early work in late 2010, when the Company commissioned Hazen Research, Inc. of Golden, Colorado to review and verify historical work from the Australian groups. In January 2011, EMC announced results of phase I bench scale test work from Hazen that generally confirmed historical findings on conventional acid leach systems, suggesting resource recoveries of up to 75%. No secondary recoveries were considered in these tests.

The second phase of the Hazen test work program, done to pilot plant scale, ran through all of 2011, and involved larger scale testing of the high temperature acid bake water leach systems, solvent extraction systems and product finish systems, as outlined and established by earlier CSIRO work. The overall objectives of this expanded test work program were to define and optimize a process or series of processes that achieved an 80% overall scandium recovery, with lowest possible capital and operating costs, and the most benign environmental impact, using standard and accepted processes.

On January 19, 2012 EMC announced the results of the phase II Hazen test work program. EMC received an independent metallurgical test-work report, titled "Purification of Scandium Extracted from Laterite Ore", outlining the results of a number of pilot-scale tests on Nyngan resource material, and estimated recoveries and grades of scandium oxide product. The report was independently prepared by Hazen and covered the full results of the phase II pilot scale test work programs, completed in late November 2011.

Highlights of the 2011 Hazen phase II pilot scale test work were as follows:

•	Results of conventional sulfuric acid bake and water leach systems, at atmospheric pressure, demonstrated scandium recoveries averaging 75%,
•	Results of conventional solvent extraction ("SX") on the pregnant leach solution, demonstrated scandium recoveries exceeding 99%,
•	Results on final stage precipitation of scandium oxide, focused on highest combined purity and recovery, demonstrated scandium recoveries of 97.5%, at purity levels of 97.5% Sc2O3,
•	Overall recovery results ranged from 70% to 80%, based on Nyngan ore type (limonite or saprolite), and
•	All process assumptions were based on standard and accepted techniques for ore preparation, leaching, solvent extraction and final product preparation.

In late 2011, EMC also commissioned some test work on high pressure acid leach (HPAL) processes, with both Hazen and with SGS-Lakefield (Ontario, Canada). The initial HPAL work was applied to residue from the acid bake process sourced from the earlier Hazen test work, specifically to determine if additional scandium could be effectively recovered in a second pass with a pressure system. Those results were encouraging, and led to later test work in 2012-13 which applied HPAL techniques directly on the laterite resource material. No HPAL research results were included in the report and findings compiled for management by SNC-Lavalin in early 2012. However, the work that subsequently continued on HPAL, after that SNC Report was completed, is expected to be incorporated into future engineering studies and flow sheet strategies for the Nyngan project. Existing HPAL work results were done to bench scale, and not to pilot scale, and will be followed up with further test work in 2014 to confirm suitability as an alternative to acid bake techniques.

Nyngan Project Environmental Permitting

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

On January 18, 2012 EMC announced that that key elements of environmental site work on the Nyngan Scandium Project were completed and a Conceptual Project Development Plan (CPDP) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an Environmental Impact Study ("EIS"), the foundation environmental document required for a mining permit in the state.

Specific EIS and property work, contained in the CPDP, completed by year end 2011:

•	Draft ground water assessment study finalized and submitted to regulators,
•	Surface water assessment results favorable, State review ongoing,
•	Aboriginal heritage study finalized, no areas of significance,
•	Soils study finalized, no issues, and
•	Property aerial photography and contour mapping completed, location of site facilities defined.

Continuing EIS work underway:

•	License applications (6), for access to groundwater as generated from property water bores have been submitted,
•	Flora and fauna studies are ongoing; to-date no significant issues have arisen, and
•	Traffic, noise and air quality baseline monitoring are ongoing.

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan feasibility study.

Tørdal Scandium/REE Property (Norway)

During 2011 we entered into two option agreements with REE Mining AS of Norway, to obtain exploration rights to several properties in central and southern Norway. The Tørdal, Evje-Iveland and Hogtuva properties are classified as Norway Property for purposes of financial statement segment information.

Option agreements to acquire the Tørdal and Evje-Iveland exploration properties were entered into in April 2011, followed by an option agreement on the Hogtuva property in September 2011. Both of these agreements were subsequently renegotiated to secure 100% ownership positions for EMC. Based on exploration results and holding costs, the Evje-Iveland and Hogtuva properties were subsequently dropped and the Tørdal property holdings have been reduced from 140 sq km to 90 sq km.

Tørdal Property Location

The location of the Tørdal exploration property is provided in Figure 4 below.

2012 Tørdal Field Exploration

On February 14, 2013 we announced promising results from field exploration work on the Tørdal property during the summer and fall months of 2012, focused on scandium-bearing pegmatites. The 2012 work included independent assay results of pegmatite rock samples taken from one specific property area, and also includes an extensive pegmatite mapping program covering approximately 30 sq km. The assay results indicated the presence of high levels of scandium and various rare earth elements (REE’s), including heavy rare earth elements (HREE’s) in particular. Field XRF readings indicated elevated scandium content in hundreds of large and small pegmatite bodies found and mapped in the reconnaissance area.

Highlights of the results of the 2012 field exploration are as follows:

•	Tørdal 2012 assays of pegmatite rocks show presence of both scandium and REE’s,
•	Best scandium assays exceed 1,600 ppm,
•	Promising HREE assay results from pegmatites with gadolinite mineralization,
•	Host rock mineralization points to higher grade scandium or HREE contents,
•	2012 summer exploration program mapped and sampled over 300 pegmatites,
•	A total of 1,940 Niton XRF scandium readings were taken on whole rock samples, and
•	Overall program results at Tørdal are very encouraging and warrant expanded exploration.

Tørdal Assay Results (Grab Samples)

Work originally began on the property in 2011, with a summer exploration program that consisted of reconnaissance, surface soil sampling, and limited pegmatite mapping work in a relatively small area north of the village of Kleppe, in Southern Norway.

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

Tørdal Pegmatite Mapping Program

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

A summary of results by area is as follows:

•	Area 1 (Kleppe); Mapped more than 50 pegmatite bodies. Best average XRF Sc readings from 1,000-1,500 ppm, some very large surface expressions. Gadolinite present.
•	Area 2 (Heftetjern); Partially mapped more than 40 pegmatite bodies, many large surface expressions, green amazonite mineralization. Better XRF Sc readings from 500-1,500 ppm.
•	Area 3 (Solli); Mapped numerous large and small pegmatites. Generally lower XRF Sc readings, ranging 300-700 ppm. Red feldspars, quartz and gadolinite mineralization present.
•	Area 4 (South Kleppsvatn); Partially mapped large area containing more than 80 pegmatites, generally mica-based. Typical XRF Sc readings in the 300-900 ppm range, with some reaching 1,500 ppm Sc.
•	Area 5 (Buvatn); Partially mapped, numerous pegmatite bodies, some very large. Typical XRF Sc readings in the 300-1,000 ppm range. Old feldspar quarries, amonizite mineralization present.

Similar work done at Evje-Iveland (total 180 sq km) identified several interesting target areas, but scandium readings were not sufficiently attractive when compared to results at Tørdal, and led to the decision to drop the Evje-Iveland property. The exploration results of the 2012 work program also allowed EMC to selectively reduce property holdings at Tørdal .

Tørdal Exploration – Next Steps

EMC’s mapping and sampling work has confirmed that much of the Tørdal property is heavily populated with complex, near-surface pegmatite bodies. Based on hand-held XRF readings and mineralogy, these pegmatites show excellent promise for significant scandium enrichment, particularly within bodies containing micas, and for REE mineralization where the rare earth silicate gadolinite is present. Based on the results of 2012 exploration work, planning for future exploration work is warranted, subject to funding constraints.

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

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014 the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia. The license area is located approximately 24 kilometers west-southwest from EMC’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The license held by EMC covers only a part of the Honeybugle geologic complex.

The Honeybugle tenement contains lateritic material common to the region. The property itself is located in semi-arid broad-acre wheat farming country and is routinely planted. Farming is the largest industry in the area, although mining activity is evident, past and present.

The tenement includes four (4) distinct magnetic anomalies; Seaford, Woodlong, Yarran Park and Mallee Valley, which reflect underlying mafic to ultramafic bedrock. These areas were previously identified by groups exploring principally for platinum, nickel and cobalt in the 1980’s, but scandium was of little interest. Surface soil and rock chip sampling conducted by previous license holders and EMC, on each of the four areas, did detect anomalous scandium values that are well above background levels (20-30 ppm). The results of this previous soil sampling work is what led to EMC’s interest in acquiring the Honeybugle exploration tenements.

Honeybugle Drill Results

On May 7, 2014 the company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomoly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to EMC’s Nyngan Scandium property.

Highlights of initial drilling program results:

•	The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11)
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
•	The program identified a 13-hole cluster which was of particular interest;
•	intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters,
•	at an average continuous thickness of 21 meters per hole,
•	representing a total of 57% (354 meters) of total initial program drilling.
•	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
•	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

The detail results of 13 holes in the initial drill program are as follows:

Seaford is characterized by extensive outcrops of dry, iron-rich laterites, allowing for a particularly shallow drill program. Thirty (30) air core (AC) holes on nominal 100-meter spacing were planned, over an area of approximately 1 square kilometer. Four holes were halted in under 10 meters depth, based on thin laterite beds, low scandium grades, and shallow bedrock.

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

Other Developments – Second Quarter 2014

Nyngan Financing: On June 24, 2014 the Company secured a $2,500,000 loan facility with Scandium Investments LLC, a company owned by a U.S. private investor group. The proceeds of the loan were used to extinguish all outstanding financial obligations related to a February 2013 negotiated settlement arrangement securing rights to the Nyngan Scandium Project. In this regard, the Company repaid $1,200,000 in maturing indebtedness on existing debt, and used the remaining loan proceeds to pay the final AUS$1,400,000 installment of the Nyngan settlement payment due June 30, 2014.

The loan has a maturity date of December 24, 2015 and bears loan interest that increases in quarterly increments from 4% to a maximum of 12%, and is secured with both the Nyngan and Honeybugle assets. The full loan can be converted into an effective 20% JV project interest in Nyngan and Honeybugle, and automatically converts at such time as EMC raises $3 million in equity for investment in the projects.

The 20% JV partner has a carried interest in project development until EMC meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either JV property. At milestone completion, the JV partner either 1) becomes fully participating on development and build costs, or 2) exercises a one-time option to convert their project interest into an equivalent value of EMC shares, at market prices.

Private Placement: On July 11, 2014 the Company announced completion of a two tranche private placement for a total of C$1,279,814 in gross proceeds, at a price of C$0.085 per share. A total of 15,056,632 shares were issued. The Company paid finders' fees of approximately C$32,600 on the transaction.

New EMC Board Director: On July 17, 2014 the Company announced that Mr. James R. Rothwell had been appointed to the EMC Board as an independent Director. Mr. Rothwell has held numerous senior management roles and board positions in Canadian public mining companies, including Chairman of Shore Gold Inc. and Kensington Resources Ltd., Board Director for Motapa Diamonds Inc. and President, CEO and Director of Inca Pacific Resources and Dia Met Minerals Ltd. Prior to these Canadian company positions, he served for 27 years with Utah International and BHP in a number of business roles in the US, Canada, Brazil and Australia. He has served on minerals industry associations in Australia, the USA and Canada. Mr. Rothwell has a BA (Economics) and an MBA (Finance/Accounting) from Stanford University.

Stock Option Grants: On July 25, 2014 the Company granted 3,375,000 stock options at an exercise price of C$0.12 per share, exercisable until July 25, 2019, to directors, officers, and employees of the Company and 150,000 stock options at an exercise price of C$0.12 per share, exercisable until July 25, 2017, to consultants of the Company.

Preliminary Economic Assessment On Nyngan Scandium Project: On August 7, 2014 the Company announced that it selected the engineering firm Larpro Pty Ltd, of Brisbane, Australia, to prepare a preliminary economic assessment (PEA) on the Nyngan Scandium Project, expected to be completed in Q4, 2014.

Operating results-Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

	2014		2013				2012
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income (loss)	(221,294)	(271,804)	(2,197,558)	(22,060,858)	(521,895)	(910,288)	(1,623,015)	(1,148,216)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.02)	(0.13)	(0.00)	(0.01)	(0.01)	(0.01)

Results of Operations for the three months ended June 30, 2014

The net loss for the quarter was $221,294, a decrease of $300,601 from $521,895 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Q2 2014 vs. Q2 2013 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Interest expense	$130,761	The Company reduced its debt load from one year ago with the sale of the Springer operations in the second half of 2013. The lower debt resulted in lower interest costs in the current quarter.
Loss from discontinued operations	$88,609	The Company’s results from one year ago included the costs of the Springer mine which was sold in the second half of 2013.
Stock-based compensation	$43,165
The Company has not issued any stock options since Q2 of 2013. All expensing of issued options was completed in Q1 of 2014. In the corresponding quarter of 2013 options were issued that were expensed immediately resulting the higher costs one year ago.

Consulting	$33,365	Consulting in the pursuit of the Springer mine and mill sale in Q2 2013 resulted in the higher consulting costs when compared to Q2 2014. No such costs were incurred in 2014.
Salaries and benefits	$47,872	Decreased salary expenses in Q2 2014 relate to the Company’s decision to forgo salaries for key executives to reduce costs in efforts to conserve capital.
Insurance	$7,834	In Q2 2014 the Company received a refund on workers compensation premiums charged in the prior year. This adjustment resulted in current charges being lower than in the Q2 2013.
General and administrative	$5,190	Lower overall activity in Q2 2014 resulted in this favorable variance.
Exploration	$1,409	In both comparative quarters very little activity took place. Spending in Q2 2014 was only $635 as compared to $2,044 in Q2 of 2013.
Amortization	$115	Lower amortization is reflective of the fact that the assets held in our Sparks office are declining in value.
Travel and entertainment	$(304)	The cost differential between comparative quarters is minimal where spending in the current quarter was $5,176 compared to $4,872 one year ago.
Foreign exchange gain	$(26,744)
In Q2 of 2013 the Canadian dollar strengthened against the US dollar making those assets held in Canadian dollars worth more when converted to US$. In Q2 2014 there was still some strengthening against the US dollar but not to the same level as one year ago.

Professional fees	$(30,671)	Unfavorable variance is due to legal fees incurred in association with June 2014 loan financing transaction. No such costs were incurred in Q2 2013.

Results of Operations for the six months ended June 30, 2014

The net loss for the six month period was $493,098, a decrease of $939,085 from $1,432,183 in the same six month period of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Six months ending June 30, 2014 vs. six months ending June 30, 2013 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$255,724
In 2014 the Company carried out a small exploration program at its Honeybugle operation resulting in costs of $53,391. In the prior year funds were expended to secure the Nyngan project in Australia resulting in the cost differential between the two comparative periods.

Interest expense	$247,040
In 2013 the Company was making interest payments on the loan taken out in February of 2012. The loan matured in August 2013 and the sale of the Springer operation was used to extinguish that debt. Smaller financings were taken subsequent which has resulted in lower financing costs.

Loss from discontinued operations	$196,397	The Company’s results from one year ago included the costs of the Springer mine which was sold in the second half of 2013.
Salaries and benefits	$93,580	Decreased salary expenses in 2014 are as a result of the Company’s decision to forgo salaries for key executives in efforts to conserve capital.
Consulting	$68,653	Consulting in the pursuit of the Springer mine and mill sale in 2013 resulted in the higher consulting costs when compared to 2014. No such costs were incurred in 2014.
Stock-based compensation	$63,031	The Company has not issued any stock options since Q2 of 2013. All expensing of issued options was completed in Q1 of 2014.
General and administrative	$33,115	Lower overall activity in 2014 has resulted in this favorable variance.
Insurance	$8,567	In 2014 the Company received a refund on workers compensation premiums charged in the prior year. This adjustment resulted in current charges being lower than in 2013.
Travel and entertainment	$1,276	Lower operational activity in 2014 when compared with 2013 resulted in this favorable variance.
Amortization	$232	Lower amortization is reflective of the fact that the assets held in our Sparks office are declining in value.
Professional fees	$(4,871)	Unfavorable variance is due to legal fees incurred in association with June 2014 loan financing transaction. No such costs were incurred in Q2 2013.
Foreign exchange gain	$(23,659)
In of 2013 the Canadian dollar strengthened against the US dollar making those assets held in Canadian dollars worth more when converted to US$. In 2014 there was still some strengthening against the US dollar but not to the same level as one year ago.

Cash flow discussion for the six month period ended June 30, 2014 compared to June 30, 2013

The cash outflow for operating activities was $284,741, a decrease of $554,873 (June 30, 2013 – $839,614), due to decreased activity levels as described in the variance analysis in addition to an increase in accounts payable and the collection of accounts receivable during the period.

Cash outflows for investing activities were $1,214,163, an increase of $105,679 (June 30, 2013 – $1,108,484), principally due to the final payment made to secure the Nyngan project which was larger than the Nyngan payment made in 2013.

Cash inflows from financing activities decreased by $354,635 to $1,494,540 (June 30, 2013 - $1,849,175), reflecting the repayment of a convertible debenture of $650,000 and a promissory note of $1,204,875 which was partially offset by the issuance of share capital bringing in $849,415. In Q1 2013, the Company took out the $650,000 convertible loan and the promissory note of $1,204,875.

Financial Position

Cash and restricted cash

The Company’s cash position decreased during the six month period by $4,364 to $780,711 (December 31, 2013 - $785,075) primarily due to the repayment of a convertible debenture in the amount of $650,000 and a promissory note of $1,204,874. This was partially offset by the issuance of share capital netting the Company $849,415.

Prepaid expenses and receivables

Accounts receivable decreased by $103,950 to $23,460 due primarily to the receipt of cash early in January on the finalization of the Springer sale (December 31, 2013 - $127,410).

Subscription receivable

The increase in subscription receivable relates to the fact that C$250,000 of the private placement issued in June 2014 was not received until July 2014.

Property, plant and equipment

Property, plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $1,917 to $8,361 (December 2013 - $10,278) is due to amortization of net fixed assets.

Mineral interests

Mineral interests increased by $1,364,031 to $2,977,234 due to the final payment to acquire the Nyngan property in Australia of A$1,400,000 (December 31, 2013 - $1,613,203).

Accounts Payable

Accounts Payable has increased by $101,324 to $348,937 (December 2013 – $247,613) due to a deferral of salary payments for key staff members.

Convertible Debenture

Convertible debentures decreased by $650,000 to $Nil (December 31, 2013 - $650,000) due to the repayment of a convertible debenture taken out in Q1 of 2013.

Promissory notes payable

The promissory notes payable increased by $1,295,125 due to the negotiation of a new loan of $2,500,000 which was partially offset by the repayment of the prior promissory note of $1,204,875 (December 31, 201 - $1,204,875).

Capital Stock

Capital stock increased by $1,083,590 to $88,394,298 (December 31, 2013 - $87,310,708) as a result of a stock issuance in the period.

Additional paid-in capital increased by $1,166, to $2,109,493 (December 31, 2013 - $2,108,327) as a result of expensing of stock options.

Liquidity and Capital Resources

At June 30, 2014, the Company had a working capital deficit of $1,810,591 including cash of $780,711 as compared to a working capital deficit of $1,190,003 including cash of $785,075 at December 31, 2013.

At June 30, 2014, the Company had a total of 12,078,750 stock options exercisable between CAD$0.05 and CAD$0.315 that have the potential upon exercise to generate a total of C$1,330,238 in cash over the next four years. There is no assurance that these securities will be exercised.

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

Outstanding share data

At the date of this report, the Company has 193,070,379 issued and outstanding common shares and 15,603,750 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At June 30, 2014, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Accounts payable on June 30, 2014 included $91,835 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

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

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid in the six months ending June 30, 2014.

Of the $57,407 interest expensed in the three months, $14,375 related to a director of the Company.

During the six months ended June 30, 2013, the Company accrued expenses for consulting fees of $51,000 payable to one of its directors. There were $8,500 in consulting fees incurred during the six month period ended June 30, 2014.

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

Mineral properties and exploration and development costs

The Company capitalize the costs of acquiring mineral rights at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. The Company’s recoverability evaluation of our mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, the Company has assumed recent world commodity prices will be achievable. The Company has considered the mineral resource reports by independent engineers on the Nyngan project in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, convertible debentures and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

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

EMC Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company will continue to make substantial capital expenditures related to exploration, development and production. In particular the Company may be obligated to pay a Promissory note, maturing in December 2015, in the amount of $2,500,000. The Company will have further capital requirements as it proceeds to expand its present exploration activities at its mineral projects, or to take advantage of opportunities for acquisitions, joint ventures or other business opportunities that may be presented to it.

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

Fluctuations in Metal Prices

Although the Company does not hold any known mineral reserves of any kind, its future revenues, if any, are expected to be in large part derived from the future mining and sale of metals or interests related thereto. The prices of these commodities have fluctuated widely, particularly in recent years, and are affected by numerous factors beyond the Company’s control including international economic and political conditions, expectations of inflation, international currency exchange rates, interest rates, global or regional consumption patterns, speculative activities, levels of supply and demand, increased production due to new mine developments and improved mining and production methods, availability and costs of metal substitutes, metal stock levels maintained by producers and others and inventory carrying costs. The effect of these factors on the prices of metals, and therefore the economic viability of the Company’s operations, cannot be accurately predicted.

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

There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company’s mineral properties, personal injury or death, environmental damage, delays in the Company’s exploration or development activities, costs, monetary losses and potential legal liability and adverse governmental action, all of which could have a material and adverse effect on the Company’s future cash flows, earnings, results of operations and financial condition.

Mineral Reserve and Resource Estimates are Only Estimates and May Not Reflect the Actual Deposits or the Economic Viability of Tungsten, Scandium and/or Gold Extraction

Reserve and resource figures included for minerals are estimates only and no assurances can be given that the estimated levels of minerals will actually be produced or that the Company will receive the metal prices assumed in determining its reserves. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. While the Company believes that the resource estimates included are well established and reflect management's best estimates, by their nature resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in metals, as well as increased capital or production costs or reduced recovery rates, may render ore reserves containing lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time.

Exploration, Development and Operating Risk

The exploration for and development of mineral properties involves significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties which are explored are ultimately developed into producing mines. Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical, drilling and other related costs which appear to be rising; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “estimates”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of EMC to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals. While EMC has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. EMC expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the six months ended June 30, 2014, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company took into consideration the following three characteristics common to companies of a similar size:

•	The limited number of personnel in smaller companies, which constrains the Company’s ability to fully segregate conflicting duties;
•	The Company relies on an active Board and management with open lines of communication to maintain the effectiveness of the Company’s disclosure controls and procedures; and
•	The dynamic and evolving nature of smaller companies, which limits their ability to have static processes that are well-documented.

In addition, management has relied upon certain informal procedures and communication, and upon “hands-on” knowledge of senior management to maintain the effectiveness of disclosure controls and procedures.

Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures and internal control over financial reporting are effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes to internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 6. Exhibits

10.1	Loan Agreement dated June 24, 2014.

11.1	Statement of Computation of Per Share Earnings for the Quarter Ended June 30, 2014.

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMC METALS CORP. (Registrant)

Date: August 8, 2014	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer