Form 10-Q
period 2014-09-30
EMC METALS CORP.
filed 2014-11-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 7, 2014, the registrant’s outstanding common stock consisted of 198,604,790 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2014

EMC Metals Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2014	December 31, 2013

ASSETS

Current
Cash	$1,147,266	$785,075
Prepaid expenses and receivables	32,670	127,410

Total Current Assets	1,179,936	912,485

Restricted cash (Note 3)	-	149,868
Property, plant and equipment (Note 5)	7,403	10,278
Mineral interests (Note 6)	2,977,234	1,613,203

Total Assets	$4,164,573	$2,685,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$205,654	$247,613
Convertible debentures (Note 7)	-	650,000
Promissory notes payable (Note 8)	2,500,000	1,204,875

Total Liabilities	2,705,654	2,102,488

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 198,604,790 (2013 – 165,358,337))	89,186,471	87,310,708
Treasury stock (Note 11)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 10)	2,380,619	2,108,327
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(87,990,577)	(86,718,095)

Total Stockholders’ Equity	1,458,919	583,346

Total Liabilities and Stockholders’ Equity	$4,164,573	$2,685,834

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Quarter ended September 30, 2014	Quarter ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013

EXPENSES
Amortization (Note 5)	$958	$1,075	$2,875	$3,224
Consulting	17,000	(12,475)	25,500	64,678
Exploration	239,372	18,918	292,763	328,033
General and administrative	(6,009)	52,053	81,101	172,279
Insurance	7,604	7,593	14,052	22,608
Professional fees	36,435	20,457	120,248	99,399
Salaries and benefits	128,273	116,828	315,042	397,177
Stock-based compensation (Note 10)	271,126	1,887	272,292	66,083
Travel and entertainment	11,018	398	23,460	14,116

Loss from continuing operations before other items	(705,777)	(206,734)	(1,147,333)	(1,167,597)

OTHER ITEMS
Foreign exchange gain (loss)	(50,240)	(6,871)	(46,116)	20,912
Interest expense	(23,367)	(154,089)	(79,033)	(456,795)

	(73,607)	(160,960)	(125,149)	(435,883)

Loss from continuing operations for the period	(779,384)	(367,694)	(1,272,482)	(1,603,480)

Loss from discontinued operations (Note 4)	-	(21,693,164)	-	(21,889,561)

Loss and comprehensive loss for the period	$(779,384)	$(22,060,858)	$(1,272,482)	$(23,493,041)

Basic and diluted loss per common share
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	-	$(0.13)	-	$(0.13)

Weighted average number of common shares outstanding	196,207,792	165,358,337	179,578,362	165,358,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Nine month period ended September 30, 2014	Nine month period ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,272,482)	$(23,493,041)
Items not affecting cash:
Amortization	2,875	17,781
Unrealized foreign exchange	-	5,504
Stock-based compensation	272,292	66,083
Write-off of mineral properties and property, plant & equipment	-	21,436,015
Finance charge	-	207,940
	(997,315)	(1,759,718)
Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	94,740	83,826
Increase (decrease) in accounts payable and accrued liabilities	(41,959)	660,615
	(944,534)	(1,015,277)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	149,868	-
Additions to unproven mineral interests	(1,364,031)	(1,108,484)
	(1,214,163)	(1,108,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,909,345	-
Share issuance costs	(33,582)	-
Receipt of promissory note	2,500,000	1,300,000
Convertible debenture	-	649,175
Payment of promissory note and convertible debenture	(1,854,875)	-
	2,520,888	1,949,175

Change in cash during the period	362,191	(174,586)
Cash, beginning of period	785,075	190,215

Cash, end of period	$1,147,266	$15,629

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMC Metals Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock		Additional Paid in	Treasury	Accumulated Other Comprehensive
	Number of Shares	Amount	Capital	Stock	Loss	Deficit	Total
		$	$	$	$	$	$

Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	74,609	-	-	-	74,609
Foreign currency translation adjustment on disposal of Springer Mining Company	-	-			1,991,268	-	1,991,268
Loss for the year	-	-	-	-	-	(25,690,599)	(25,690,599)
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placements	33,246,453	1,875,763	-	-	-	-	1,875,763
Stock-based compensation	-	-	272,292	-	-	-	272,292
Loss for the period	-	-	-	-	-	(1,272,482)	(1,272,482)
Balance, September 30, 2014	198,604,790	89,186,471	2,380,619	(1,264,194)	(853,400)	(87,990,577)	1,458,919

The accompanying notes are an integral part of these condensed consolidated financial statement.

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Our focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway. Prior to January 1, 2014, the Company’s principal asset was the Springer Tungsten mine and mill, held by the Springer Mining Company. On September 13, 2013, the Company signed a binding Letter of Intent to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to America’s Bullion Royalty Corp. (“AMB”), for $5 million cash. The transaction was closed on December 31, 2013.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of EMC Metals Corp. (the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 and with our Annual Report on Form 10-K filed with the SEC on March 25, 2014. Operating results for the nine-month period ended September 30, 2014 may not necessarily be indicative of the results for the year ending December 31, 2014.

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

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$1,147,266	$1,147,266	$—	$—

Total	$1,147,266	$1,147,266	$—	$—

The fair value of cash is determined through market, observable and corroborated sources.

Recently Adopted Accounting Policies

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended September 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

Recent Accounting Pronouncements

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). This accounting pronouncement provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The policy is effective December 15, 2016. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

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

A comparison of the Net Loss results from discontinued operations for the nine month period ended September 30, 2014 and 2013 as well as Q3 of 2013 and 2014 is as follows:

	Quarter ended September 30, 2014	Quarter ended September 30, 2013	Nine month period ended September 30, 2014	Nine month period ended September 30,2013

EXPENSES
Amortization	$-	$4,852	$-	$14,557
Consulting	-	80,176	-	90,229
General and administrative	-	133,412	-	191,191
Insurance	-	12,601	-	44,777
Professional fees	-	5,096	-	5,596
Salaries and benefits	-	111,068	-	343,714
Travel and entertainment	-	313	-	2,166

OTHER ITEMS
Interest expense	-	-	-	56,250
Write-off of mineral interests and property, plant and equipment	-	21,436,015	-	21,436,015
Other income	-	(90,369)	-	(294,934)

Net loss from discontinued operations	$-	$(21,693,164)	$-	$(21,889,561)

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

4.	DISCONTINUED OPERATIONS(cont’d…)

	Nine month period ended September 30, 2014	Nine month period ended September 30, 2013

Cash flows from discontinued operations
Net cash used in (from) operating activities	$-	$(438,989)
Net cash used in (from) investing activities	-	-
Net cash used in (from) financing activities	-	-

Net cash used in (from) discontinued operations	-	(438,989)

Non-cash transactions from discontinued operations	$-	$-

5.	PROPERTY, PLANT AND EQUIPMENT

2014 Continuing Operations

	December 31, 2013 Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2014 Net Book Value
Computer equipment	$2,375	$-	$(509)	$1,866
Office equipment	7,903	-	(2,366)	5,537
Property, plant and equipment	$10,278	$-	$(2,875)	$7,403

2013 Continuing Operations

	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Computer equipment	$3,402	$-	$(1,027)	$2,375
Office equipment	11,058	-	(3,155)	7,903
Property, plant and equipment	$14,460	$-	$(4,182)	$10,278

2013 Discontinued Operations

	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Land and water rights	$4,252,146	$(4,252,146)	$-	$-
Plant and equipment	25,749,852	(25,749,852)	-	-
Buildings	165,959	(163,235)	(2,724)	-
Automobiles	11,262	(9,134)	(2,128)	-
Property, plant and equipment	$30,179,219	$(30,174,367)	$(4,852)	$-

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which was sold to AMB as part of the binding LOI signed September 13, 2013.

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

6.	MINERAL INTERESTS

September 30, 2014	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2013	$1,613,203	$-	$1,613,203
Additions	1,364,031	-	1,364,031
Balance September 30, 2014	$2,977,234	$-	$2,977,234

December 31, 2013	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2012	$554,719	$-	$554,719
Additions	1,108,484	-	1,108,484
Write-off	(50,000)	-	(50,000)
Balance, December 31, 2013	$1,613,203	$-	$1,613,203
Acquisition costs, discontinued operations
Balance, December 31, 2012	$-	$198,463	$198,463
Disposal	-	(198,463)	(198,463)
Balance, December 31, 2013	$-	$-	$-

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

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

6.	MINERAL INTERESTS (cont’d…)

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

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 8), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture had a maturity date of August 15, 2013 and bore interest at 7% per annum. The lender had the option to convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company. The loan was secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company. There was no beneficial conversion feature associated with the conversion option. The warrants were exercisable at C$0.20 per share expiring February 15, 2014. A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital. The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014. These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital. The financing costs were allocated between debt and the equity components. This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000. During fiscal 2013, the Company recognized $138,627 in accretion through interest expense. During fiscal 2012, the Company recognized $197,692 in accretion through interest expense. This financing was repaid in full on September 13, 2013.

8.	PROMISSORY NOTES PAYABLE

September 30, 2014		December 31, 2013
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
	2,500,000	Nil

'
EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

8.	PROMISSORY NOTES PAYABLE (cont’d…)

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
	Nil	1,204,875

During the year ended December 31, 2012, the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest of 7% per annum maturing August 15, 2013. Presented is this principle balance, less financing and costs, which are amortized over the term of the debt using the effective interest method. This resulted in a carrying costs of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During fiscal 2013, the Company recognized $69,313 in accretion through interest expense. During fiscal 2012, the Company recognized $98,847 in accretion through interest expense. The note payable was secured by an interest in the Company’s subsidiary, Springer Mining Company. The financing was repaid in full on September 13, 2013.	Nil	Nil

Less current portion	(2,500,000)	(1,204,875)
	$Nil	$Nil

9.	RELATED PARTY TRANSACTIONS

Accounts payable on September 30, 2014 included $32,667 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

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

Of the $79,033 interest expensed in the nine months ending September 30, 2014, $14,375 was payable to a director of the Company.

During the nine months ended September 30, 2013, the Company accrued a consulting fee of $76,500 for one of its directors. There is $25,500 for consulting fees incurred during the nine month period ended September 30, 2014.

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On August 26, 2014, the Company issued 5,534,411 common shares at a value of C$0.085 per common share for total proceeds of C$470,425.

On July 11, 2014, the Company issued 4,641,236 common shares at a value of C$0.085 per common share for total proceeds of C$394,505.

On June 26, 2014, the Company issued 10,415,396 common shares at a value of C$0.085 per common share for total proceeds of C$885,309.

On April 24, 2014, the Company issued 4,122,150 common shares at a value of C$0.025 per common share for total proceeds of C$103,053.

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of $192,000.

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
	Number	Weighted average exercise price in Canadian $	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2012	3,750,000	$0.20	13,546,250	$0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(1,477,500)	0.34
Exercised	-	-	-	-

Outstanding, December 31, 2013	3,750,000	0.20	14,168,750	0.12
Granted	-	-	3,525,000	0.12
Cancelled	(3,750,000)	0.20	(2,315,000)	0.18
Exercised	-	-	-	-

Outstanding, September 30, 2014	-	$-	15,378,750	$0.11

Number currently exercisable	-	$-	14,398,750	$0.11

As at September 30, 2014, incentive stock options were outstanding as follows:

	Number of options	Exercise Price in Canadian $	Expiry Date

Options
	200,000	0.105	December 16, 2014
	568,750	0.250	January 4, 2015
	500,000	0.050	May 9, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019

	15,378,750

 As at September 30, 2014, there were no warrants outstanding.

 Stock-based compensation

During the nine months ended September 30, 2014, the Company recognized stock-based compensation of $272,292 (September 30, 2013 - $66,083) in the statement of operations as a result of incentive stock options granted and vested in the current period. There were 3,525,000 stock options issued during the nine months ended September 30, 2014 (September 30, 2013 – 2,100,000).

The weighted average fair value of the options granted in the period was C$0.11 (2013 - C$0.07).

EMC Metals Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars) (Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

		2014	2013

	Risk-free interest rate	0.86%	0.62%
	Expected life	4.9 years	5 years
	Volatility	148.81%	144.60%
	Forfeiture rate	0.00%	0.00%
	Dividend rate	0.00%	0.00%

11.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2014 and December 31 2013	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2014	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$7,403	$7,403
Mineral interests	203,181	2,774,053	-	2,977,234

	$203,181	$2,774,053	$7,403	$2,984,637

December 31, 2013	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$10,278	$10,278
Mineral interests	203,181	1,410,022	-	1,613,203

	$203,181	$1,410,022	$10,278	$1,623,481

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2014	2013

Cash paid during the nine months for interest	$79,033	$307,151

Cash paid during the nine months for income taxes	$-	$-

There were no significant non-cash transactions in the nine month periods ending September 30, 2014. For the period ended September 30, 2013, the Company settled promissory notes payable of $3,750,000 by returning the Cosgrave ranch and water rights included in property, plant and equipment with a value of $3,750,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of EMC Metals Corp. (hereinafter referred to as “we”, “us”, “EMC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine months ended September 30, 2014 and should be read in conjunction with our unaudited interim consolidated financial statements for the nine month period ended September 30, 2014, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 (the “Annual Statements”).

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

The information contained within this report is current as of November 7, 2014 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

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

On February 27, 2012, Jervois formally rejected EMC’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of the Nyngan Project, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for AUD$2.6 million in future cash payments.. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from first production date, and a 10 tpa scandium oxide production minimum..

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

The location of the property is provided in Figure 2 below. The location of the exploration licenses are provided below.

New South Wales

N
S
E
W
Moree
Coffs Harbour
Hillgrove
Endeavour
CSA
Cobar
Nyngan
The Peak
Broken Hill
Broken Hill
Pinnacles
NYNGAN GILGAI
Scandium
Northparkes
Hill End
Ginkgo
Snapper
Cowal
Cadia
Sydney
Mildura
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
0
100
200
400km
Austraila

EMC METALS CORP.

Figure: Location of Nyngan Project

NYNGAN
GILGAI
Scandium
EL 6009
EL 6096
Og
Qa
Om
Oms
Qs/Og
To Cobar
To Nyngan
32
N
S
E
W
0
1
2
4km
146
147
-31
LEGEND
Geology
Faults
Alluvium
Undifferentiated residual deposits over Og
Girilambone Group
Polymitic conglomerate
Mafic and ultramafic intrusives, with laterite caps
Tenement boundaries
Nyngan Gilgai Resource Outline
Geology modified from Pursell et al., 2010.

Figure: Location of the Exploration Licenses

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

Nyngan Property – NI 43-101 Mineral Resource

In March of 2010, a NI 43-101 technical report which outlined a resources estimate on the Nyngan Scandium Project was completed and filed on SEDAR. The resource report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The resource estimate is summarized below.

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

Nyngan Preliminary Economic Assessment

On October 14, 2014 the Company announced completion of a Preliminary Economic Assessment (“PEA”). entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project. The PEA was prepared by the engineering firm of Larpro Pty Ltd, of Brisbane, Australia, and supported by Mining One of Melbourne, Australia and Rangott Mineral Exploration Pty Ltd of Orange, Australia, and confirms the technical and economic potential of the Nyngan Scandium Project (the “Project”). The PEA has been independently prepared as a technical report on the standards prescribed under NI 43-101 F1 Technical Report and is available for public review on the EMC website, www.emcmetals.com, or on the Canadian public company reporting system SEDAR at www.sedar.com.

The PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Project have not been demonstrated at this time. While this PEA does not consider or include any Inferred Mineral Resources, and does include only Measured and Indicated Resources, it remains a preliminary analysis that is not sufficient to enable Project Resources to be categorized as Mineral Reserves. Furthermore, there is no certainty that the PEA will be realized.

We advise U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in these categories will be converted into reserves. It should not be assumed that any part of an inferred mineral resource will ever be upgraded to a higher category.

The PEA concludes the Project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after tax cumulative cash flow over a 20 year Project life of US$565 million, with an NPV10% of US$175 million. The PEA also concludes the project can achieve this financial result with a conventional flow sheet, employing high pressure acid leach (HPAL) and solvent extraction (SX) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work.

PEA Financial Highlights and Key Assumptions

The PEA concludes the Project has the potential for robust economics, based on a capital estimate supported by conventional process designs. The overall PEA level of accuracy is +/-30%. The PEA is expressed in US dollar (US$) currency, unless otherwise noted. A foreign exchange rate of US$0.90 (1A$=US$0.90) to United States dollars (US$) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) in this news release are shown on an after tax basis, based on a 30% tax rate.

Highlights and key assumptions are as follows:

Table 1. Nyngan PEA Financial Highlights

PEA Mineral Resource Estimate

The PEA does not alter the existing Nyngan Project resource estimate, established in 2010. The NI 43-101 Measured and Indicated scandium resource totals 12 million tonnes at an average grade of 261ppm scandium, from both limonite and saprolite resource material. The PEA assumes that a portion of limonite-only resource, in one particular area of the overall resource, will provide a 20 year mining pit sufficient to supply the processing facility at a rate of 75,000 tpy and an average grade of 371ppm scandium. A 20 year mining pit design was developed from drill hole data in support of this assumption and included in the PEA.

The current Nyngan Project scandium mineral resource is as follows:

Table 2. Nyngan Scandium Resource(1)

(1)	Mineral resources that are not mineral resources do not have demonstrated economic viability.

PEA Mining and Processing Assumptions

Mining represents a relatively minor part of the overall Project activity, based on a plant feed of 240tpd or 75,000 tonnes per year requirement. Mine production is based on conventional open pit methods, strip ratios of 1.5:1 to 3:1 (overburden/resource), contract mining assumptions and mining activity in campaigns of one month, three times per year, avoiding the wet season. The plant will run continuously, fed from field and plant stockpiles of mined resource, covered against moisture and weather.

The processing plant operations will size the input material, apply high pressure acid leaching (HPAL) using sulfuric acid, and then recover the liberated scandium using solvent extraction (SX), oxalate precipitation and calcination, to generate a finished scandium oxide product. The output of the plant is forecast at 35,975 kilograms per year, at grades between 97% and 99%, as Sc2O3. Product output will be refined to suitable grade for direct sales to end users, recognizing that grade varies based on application.

Plant tailings will be neutralized with lime to pH 8.5, dewatered, and stored in a permanent tailings facility meeting the environmental requirements of mining permits and NSW State regulators.

PEA Capital Cost Assumptions

Total capital costs for the Project are estimated at US$77.4 million, and includes a 20% contingency. The majority (70%) of the capital cost in the PEA was Australian-sourced, and consequently initially priced in Australian dollars (A$), supported by direct vendor capital pricing. Concrete and steel costs have been estimated from concept drawings, and piping, electrical and instrumentation costs were estimated using standard industry factors. The capital cost estimate is considered to be +/-30% accuracy. Capital costs included in overall cash flow include US$2 million per year for sustaining capital items (US$38M over full PEA term), and US$3M in final reclamation costs in year 20. No salvage costs were assumed. On the basis that the resource is adequate for 45 years at the assumed grade, it is unlikely the Project would be closed in year 20 if current assumptions remain viable.

Table 3. PEA Capital Cost Detail

PEA Operating Costs Assumptions

Operating costs were estimated based on metallurgical test work results and METSIM modelling quantities and requirements. The single most significant cost item in operating costs is sulfuric acid, which is used in quantity and requires transport to site. The second most significant cost item is staff/labor cost. Reagents in total represent approximately 57% of total operating cash costs. Quantities were established through METSIM software outputs, and were 100% vendor-priced. The level of accuracy on the operating component costing in the PEA is +/-25%.

Operating cost details in the PEA are as follows:

Table 4. PEA Operating Costs, and Unit Costs Per kg Oxide

PEA Revenue Pricing Assumptions

The price assumption in the PEA is US$2,000 per kilogram (kg), as an average price covering all product sold, over various product grades. Current pricing is substantially above these levels, based on small unit quantities and varying grades. The pricing benchmark applied in the PEA was supported by limited current trading and pricing information, EMC discussions with potential customers, and the understanding that lower prices than scandium trades for today will be necessary to penetrate potential markets with significant sales tonnages in the future.

PEA Sensitivities Analysis

The project is most sensitive to changes in product pricing, and somewhat less sensitive to either operating cost or capital cost changes, as shown below.

Table 5. Profitability Sensitivities to Changes in Key Assumptions

PEA General Assumptions

The PEA is presented on a 100% ownership basis. Potential conversion of an existing loan to the Company into a 20% interest at the project level in the Nyngan Scandium Project is a possibility, but at present the Company retains 100% of the Project.

All cash flows and financial analyses have been presented on a 100% equity basis. No debt leverage has been assumed in providing capital for development. No inflation factors have been applied to future cash flows, making the discounted cash flow performance measures constant dollar figures. Had inflation been applied to future cash flow streams, the NPVs and IRRs would have been higher.

The PEA incorporated considerable metallurgical test work independently prepared for EMC over the previous four years, along with engineering, project design work and economic estimates done previously for EMC management. The PEA also utilized existing environmental and detailed mine planning work previously undertaken on the property, and previously incorporated in prior management studies. The PEA had the benefit of prior flow sheet designs, and results, but it did not compare previous designs. The batch autoclave HPAL design presented in the PEA was the only design considered.

PEA Conclusions and Recommendations

This PEA consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project. The work demonstrates a viable, conventional process flow sheet utilizing the HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. Combined with the capital cost estimate, the Project exhibits robust financial outcomes.
The PEA recommends that project owners proceed to a full feasibility study, including additional test work to confirm certain key process variants. Those recommendations include:

•	Consider test work to support process changes that could reduce capital/operating costs,
•	Conduct a comparative study between batch and continuous autoclave systems,
•	Consider/test certain alternative reagents/techniques in the solvent extraction area,
•	Conduct test work to develop engineering parameters around the materials handling properties of the laterite resource as it relates to optimum sizing for best leach results, and
•	Conduct test work on pumping and settling properties of process slurries.

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

Honeybugle Drill Results

On May 7, 2014 the company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to EMC’s Nyngan Scandium property.

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

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at EMC Metals Corp is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the drill samples was carried out to industry standards for QA/QC. EMC employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0-4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Miandetta, for long-term storage.

ALS/Orange dried and weighed the samples, and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). These 50g sample bags of pulps were then sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron and magnesium, using Inductively Coupled Plasma Atomic Emission Spectroscopy (ICP-AES) after a four acid (total) digestion (technique ME-ICP61). The lower detection limit for scandium using this technique is 1ppm. For their internal quality control, ALS/Brisbane added 4 standard samples (for 20 repeat analyses), 10 blank samples and 16 duplicate samples to the batch. Please see news release see news release dated May 7, 2014 and available on www.sedar.com for further information on the Honeybugle drill results.

Other Developments – Third Quarter 2014

Private Placements:

On July 11, 2014, the Company announced completion of a two tranche private placement for a total of C$1,279,814 in gross proceeds, at a price of C$0.085 per share. A total of 15,056,632 shares were issued. The Company paid finders' fees of approximately C$32,600 on the transaction.

On August 27, 2014, the Company announced completion of a private placement for a total of C$470,425 in gross proceeds, at a price of C$0.085 per share. A total of 5,534,411 shares were issued. The Company paid finder’s fees of approximately C$2,975 on the transaction.

New EMC Board Director: On July 17, 2014, the Company announced that Mr. James R. Rothwell had been appointed to the EMC Board as an independent Director. Mr. Rothwell has held numerous senior management roles and board positions in Canadian public mining companies, including Chairman of Shore Gold Inc. and Kensington Resources Ltd., Board Director for Motapa Diamonds Inc. and President, CEO and Director of Inca Pacific Resources and Dia Met Minerals Ltd. Prior to these Canadian company positions, he served for 27 years with Utah International and BHP in a number of business roles in the US, Canada, Brazil and Australia. He has served on minerals industry associations in Australia, the USA and Canada. Mr. Rothwell has a BA (Economics) and an MBA (Finance/Accounting) from Stanford University.

Stock Option Grants: On July 25, 2014, the Company granted 3,375,000 stock options at an exercise price of C$0.12 per share, exercisable until July 25, 2019, to directors, officers, and employees of the Company and 150,000 stock options at an exercise price of C$0.12 per share, exercisable until July 25, 2017, to consultants of the Company.

Subsequent Events

Preliminary Economic Assessment On Nyngan Scandium Project: On October 14, 2014, the Company announced completion of a Preliminary Economic Assessment (“PEA”) entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project. The PEA was prepared by the engineering firm of Larpro Pty Ltd, of Brisbane, Australia, and supported by Mining One of Melbourne, Australia and Rangott Mineral Exploration Pty Ltd of Orange, Australia, and confirms the technical and economic potential of the Nyngan Scandium Project. The PEA has been independently prepared as a technical report on the standards prescribed under NI 43-101 F1 Technical Report and is available for public review on the EMC website, www.emcmetals.com, or on the Canadian public company reporting system SEDAR at www.sedar.com.

For additional discussion of the PEA conclusions please see Item 2, Principle Properties Review, Nyngan Scandium Project, Preliminary Economic Assessment.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

		2014			2013			2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(779,384)	(221,294)	(271,804)	(2,197,558)	(22,060,858)	(521,895)	(910,288)	(1,623,015)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.02)	(0.13)	(0.00)	(0.01)	(0.01)

Results of Operations for the three months ended September 30, 2014

The net loss for the quarter was $779,384, a decrease of $21,281,474 from $22,060,858 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Q3 2014 vs. Q3 2013 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss from discontinued operations	$21,693,164	The Company’s results from one year ago included a write-down of assets on the sale of the Springer mine in the second half of 2013.
Interest expense	$130,722	The Company reduced its debt load from one year ago with the sale of the Springer operations in the second half of 2013. The lower debt resulted in lower interest costs in the current quarter.
General and administrative	$58,062
$59,500 of this favorable variance is the result of certain accruals for salary in 2013 being renegotiated to much lower costs in 2014. Without consideration of the renegotiated salaries, the actual variance is $(1,438), bringing the costs in line for the two quarters.

Amortization	$117	Lower amortization is reflective of the fact that the assets held in our Sparks office are declining in value.
Insurance	$(11)	Costs for the comparative periods are almost identical.
Travel and entertainment	$(10,620)	In 2014 travel to Australia to work on the Nyngan project resulted in the higher costs when compared to 2013.
Salaries and benefits	$(11,445)	Increased salary expenses in Q3 2014 relate to the return of the CFO to a more active role in the Company when compared to one year ago.
Professional fees	$(15,978)	Unfavorable variance is due to legal fees incurred in association with June 2014 loan financing transaction. No such costs were incurred in Q2 2013.
Consulting	$(29,475)
In Q3 2013, certain consulting costs carried in the books of EMC were reallocated to Springer Mining Company, resulting in a credit balance in that period. This variance is favorable when the costs associated with the sale of Springer are taken into consideration.

Foreign exchange loss	$(43,369)
In Q3 2013, the Canadian dollar weakened against the US dollar making those assets held in Canadian dollars worth less when converted to US$. In Q3 2014 the Canadian dollar weakened to a greater extent resulting in funds held in Canadian dollars being devalued.

Exploration	$(220,454)
In Q3 2013, very little exploration took place as the Company was making every effort to conserve cash. With a new financing agreement in place during June 2014 and private placements in Q2 and Q3 of 2014, the Company increased work effort on the Nyngan project in Australia.

Stock-based compensation	$(269,239)
The Company issued stock options in Q3 of 2014 of which 72% vested immediately and resulted in an expense of $272,292. In 2013, a lower number of options were granted during the quarter, resulting in a lower option expense.

Results of Operations for the nine months ended September 30, 2014

The net loss for the nine month period was $1,272,482, a decrease of $22,220,559 from $23,493,041 in the same nine month period of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Nine months ending September 30, 2014 vs. nine months ending September 30, 2013 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss from discontinued operations	$21,889,561	The Company’s results from one year ago included a write-down of asset value on the sale of the Springer mine in the second half of 2013.
Interest expense	$377,762
In 2013, the Company was making interest payments on the loan taken out in February of 2012. This loan matured in August 2013 and the sale of the Springer operation was used to extinguish that debt. Smaller financings were taken subsequent which has resulted in lower financing costs.

General and administrative	$90,178	Lower overall activity in 2014 as well as a renegotiation of accrued costs has resulted in this favorable variance.
Salaries and benefits	$82,135	Decreased salary expenses in 2014 are as a result of the Company’s decision to forgo salaries for key executives in an effort to conserve capital.
Consulting	$39,178	Consulting in the pursuit of the Springer mine and mill sale in 2013 resulted in the higher consulting costs when compared to 2014. No such costs were incurred in 2014.
Exploration	$35,270
In 2014, the Company carried out a small exploration program at its Honeybugle operation and began work on the Nyngan project resulting in costs of $292,763. In the prior year funds were expended to secure the Nyngan project in Australia resulting in the cost differential between the two comparative periods.

Insurance	$8,016	In 2014, the Company received a refund on workers compensation premiums charged in the prior year. This adjustment resulted in current charges being lower than in 2013.
Amortization	$349	Lower amortization is reflective of the fact that the assets held in our Sparks office are declining in value.
Travel and entertainment	$(9,344)	In 2014, travel to Australia to work on the Nyngan project resulted in the higher costs when compared to 2013.
Professional fees	$(20,849)	Unfavorable variance is due to legal fees incurred in association with June 2014 loan financing transaction. No such costs were incurred in Q2 2013.
Foreign exchange loss	$(67,028)
In 2013, the Canadian dollar strengthened against the US dollar making those assets held in Canadian dollars worth more when converted to US$. In 2014 there was weakening against the US dollar making the bank deposits held in Canadian funds lower in value.

Stock-based compensation	$(206,209)
The Company issued stock options in Q3 2014 of which 72% vested immediately and resulted in an expense of $272,292. In 2013, a lesser number of options were granted resulting in a lower option expense.

Cash flow discussion for the nine month period ended September 30, 2014 compared to September 30, 2013

The cash outflow for operating activities was $944,534, a decrease of $70,743 (September 30, 2013 – $1,015,277), due to decreased activity levels as described in the variance analysis in addition to an increase in accounts payable and the collection of accounts receivable during the period.

Cash outflows for investing activities were $1,214,163, an increase of $105,679 (September 30, 2013 – $1,108,484), principally due to the final payment made to secure the Nyngan project which was larger than the Nyngan payment made in 2013.

Cash inflows from financing activities increased by $571,713 to $2,520,888 (September 30, 2013 - $1,949,175), reflecting the repayment of a convertible debenture of $650,000 and a promissory note of $1,204,875 which was more than offset by the issuance of share capital of $1,875,763 and the issuance of a loan of $2,500,000. In Q1 2013, the Company took out the $649,175 convertible loan and the promissory note of $1,300,000.

Financial Position

Cash and restricted cash

The Company’s cash position increased during the nine month period by $362,191 to $1,147,266 (December 31, 2013 - $785,075) primarily due to the issuance of share capital netting the Company $1,875,763 and the issuance of a new promissory note of $2,500,000. This was partially offset by the repayment of a convertible debenture in the amount of $650,000 and a promissory note of $1,204,875.

Prepaid expenses and receivables

Accounts receivable decreased by $94,740 to $32,670 due primarily to the receipt of cash early in January on the finalization of the Springer sale (December 31, 2013 - $127,410).

Property, plant and equipment

Property, plant and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $2,875 to $7,403 (December 2013 - $10,278) is due to amortization of net fixed assets.

Mineral interests

Mineral interests increased by $1,364,031 to $2,977,234 due to the final payment to acquire the Nyngan property in Australia of A$1,400,000 (December 31, 2013 - $1,613,203).

Accounts Payable

Accounts Payable has decreased by $41,959 to $205,654 (December 2013 – $247,613) due to payment of deferred salary payments for key staff members from the first six months of this year.

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

Capital Stock

Capital stock increased by $1,875,763 to $89,186,471 (December 31, 2013 - $87,310,708) as a result of a stock issuance in the period.

Additional paid-in capital increased by $272,292, to $2,380,619 (December 31, 2013 - $2,108,327) as a result of expensing of stock options.

Liquidity and Capital Resources

At September 30, 2014, the Company had a working capital deficit of $1,525,718 including cash of $1,147,266 as compared to a working capital deficit of $1,190,003 including cash of $785,075 at December 31, 2013.

At September 30, 2014, the Company had a total of 15,378,750 stock options exercisable between CAD$0.05 and CAD$0.315 that have the potential upon exercise to generate a total of C$1,608,638 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 198,604,790 issued and outstanding common shares and 15,378,750 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At September 30, 2014, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Accounts payable on September 30, 2014 included $32,667 owed to related parties. Accounts payable on December 31, 2013 included $170,000 owed to related parties.

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

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid in the nine months ending September 30, 2014.

Of the $79,033 interest expensed in the nine months, $14,375 related to a director of the Company.

During the nine months ended September 30, 2013, the Company accrued expenses for consulting fees of $76,500 payable to one of its directors. There were $25,500 in consulting fees incurred during the nine month period ended September 30, 2014.

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

Mineral properties and exploration and development costs

The Company capitalizes the costs of acquiring mineral rights at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. The Company’s recoverability evaluation of our mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, the Company has assumed recent world commodity prices will be achievable. The Company has considered the mineral resource reports by independent engineers on the Nyngan project in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

Recently Adopted Accounting Policies

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended September 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

Recent Accounting Pronouncements

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). This accounting pronouncement provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The policy is effective December 15, 2016. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). It is the responsibility of the Company’s management for establishing and maintaining adequate internal control over financial reporting for the Company.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

11.1	Statement of Computation of Per Share Earnings for the Quarter Ended September 30, 2014.
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
32.1	Section 1350 Certification of the Principal Executive Officer.
32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

EMC METALS CORP. (Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer