Form 10-K/A
period 2013-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-01-20
CIK 1408146

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

Scandium International Mining Corp.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 198,604,790 common shares as at January 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to Items 10 through 14 is set forth in the first amendment to this Form 10-K filed on April 30, 2014.

EXPLANATORY NOTE

Scandium International Mining Corp. (formerly EMC Metals Corp.) (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), which was originally filed with the Securities and Exchange Commission on March 25, 2014.

On December 19, 2014, the Company received certain comments from the staff of the Securities and Exchange Commission relating to the Annual Report. This amendment to the Annual Report is being filed in response to such comments. Specifically, this amendment is being furnished to revise certain portions of the disclosure in (i) Item 1 – Business, (ii) Item 1A – Rick Factors, (iii) Item 2 – Properties, and (iv) Item 9A – Controls and Procedures.

This Amendment reflects information as at the date of the original Annual Report, with the exception that the Company has provided limited updates to disclosure in the Amendment where relevant for contextual purposes.

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

Net Smelter A share of the net revenues generated from the sale of metal produced by a mine.

Returns Royalty

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

Rhyolite	The fine grained equivalent of a granite.

Sulphide	A class of minerals characterized by the linkage of sulphur with a metal (such as Pyrite (FeS2)).

Tpd/Tpa	Tonnes per day/tonnes per annum.

Tonnes	A metric ton which is equivalent to approximately 2,204 pounds.

Tuff	A Volcanic rock formed through the compaction of volcanic crystals and/or rock fragments generally smaller than 4 mm in diameter.

Sedimentary	A rock formed from cemented or compacted Sediments.

Sediments	The debris resulting from the weathering and breakup of other rocks that have been deposited by or carried by runoff, streams and rivers, or left over from glacial erosion or sometimes from wind action.

Strike	The direction or bearing from true north of a vein, rock formation or structure measured on a horizontal surface.

Vein	A geological feature comprised of minerals (usually dominated by quartz) that are found filling openings in rocks created by faults or replacing rocks on either side of faults or Fractures.

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

Nyngan Scandium Project Acquisition

On February 5, 2010, EMC entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to co-develop the Nyngan scandium property in New South Wales, Australia, which is commonly referred to as the Nyngan Scandium Project (“Nyngan”). The JV Agreement, as amended, gave us the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing Nyngan, provided EMC did the following:

1.	Spent a minimum of AUD$500,000 in exploration and metallurgical test-work on the project within the first six months after signing, later extended to June 2011.

2.	Delivered an positive economic study on the project prepared to the standards defined in the JV Agreement by February 28, 2012; and

3.	Made a cash payment of AUD$1,300,000 plus taxes to Jervois, within 5 business days of the delivery of the feasibility study.

EMC met the minimum spending threshold described in paragraph 1 above within the specified and revised 2011 timeframe. On February 24, 2012, EMC delivered to Jervois both a positive economic study and the final cash payment to satisfy paragraphs 2 and 3 above as required to complete the earn-in to the JV. The economic study delivery was accompanied by extensive discussion and presentation of results to the Jervois Board and management.

On February 27, 2012, Jervois formally rejected EMC’s claim to have met the earn-in conditions specified in the JV, based on inadequacy of the economic study, and returned the cash payment. The parties discussed possible resolutions to the dispute for several months until Jervois formally filed a lawsuit demanding EMC relinquish all claims to the Project. EMC vigorously defended its position with respect to the JV Agreement, and in February 2013 the parties reached a settlement that resolved all issues in dispute.

The terms of the settlement transferred 100% ownership and control of the Nyngan Scandium project to EMC, in return for AUD$2.6 million in future cash payments and a sales royalty, payable to Jervois. The Company subsequently completed the cash payments in 2014 and the transfer of the exploration tenements and surface rights is in progress. Jervois retains a production royalty on the Nyngan project of 1.7% of sales price for products produced from the site for a term of 12 years from first production date. A minimum annual royalty applies, based on 10 tpa scandium production.

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

In connection with the reorganization and spin-out, we granted Golden Predator certain participation and acquisition rights to gold projects that were held by our subsidiary Great American Minerals, Inc. We subsequently sold Great American Minerals to Golden Predator in November of 2010 in consideration for a reduction in inter-corporate amounts owing due to adjustments from the spin-out and other adjustments. We however retained our interest in the non-gold properties including the Carlin Vanadium property. Carlin Vanadium was sold to Golden Predator (renamed Americas Bullion Royalty Corp. ( “AMB”)) during 2013.

Pursuant to a Mine Facility Agreement dated October 25, 2010, we granted Golden Predator access and use rights to a parcel of property on a corner of the Springer Mill property, a refurbished and permitted mill located in Nevada. The access rights provide Golden Predator with a suitable site to develop an independent gold milling facility.

The Springer Mill property and the Carlin property were subsequently sold to AMB during 2013.

Business Operations

Company Summary

We are a mineral exploration and development company that is focused on the development of scandium, rare earth minerals, and other specialty metals, including nickel, cobalt, boron, manganese, tantalum, titanium and zirconium. We have not commenced development of any of our projects, and as a result we are an exploration stage company. We have not established mineral reserves on any of our projects.

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, which we own 100% of the rights to, including exploration licenses, We also hold 100% of the Tørdal Scandium/REE property exploration licenses located in Norway. In April of 2014 we also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project.

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

There is no reliable pricing data on scandium oxide trading. The U.S. Geological Survey in its latest report (January 2013) documents the price of scandium oxide (99.9% grade) at USD$3.700/kg for the two previous years. Small quantities of scandium oxide are currently offered on the internet by traders for prices significantly above this level. Scandium oxide is typically traded in small quantities, between private parties, and pricing is not transparent to other buyers or sellers as there is no clearing facility as is more common with other metals and commodities. Prices vary based on purity and quantity. Small sale quantities tend to command premium prices, and large quantities (over one tonne) are simply not available to establish appropriate commercial pricing.

Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% used for science and new technical applications. Scandium oxide grades of 95-98% are suitable for alloy and heat stabilizing applications. The market for scandium oxide is characterized by limited and privately negotiated sales. Reliable pricing information for scandium oxide grades ranging from 95-99.9% is currently limited because pricing is negotiated at the time of sales and not published.

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

Employees

As at January 1, 2014, we have 3 full and part time employees and 3 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

Mineral Resource Estimates on our properties are subject to uncertainty and may not reflect what may be economically extracted. Resource estimates included for scandium on our Nyngan property are estimates only and no assurances can be given that the estimated levels of scandium minerals will actually be produced or that we will receive the metal prices assumed in determining our resources. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. By their nature resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in scandium,, as well as increased capital or production costs or reduced recovery rates, may limit our ability to establish reserves at some future point on Nyngan, or on any of our properties. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time. Accordingly, current resource estimates on our material properties may never be converted into reserves, or be economically extracted, and we may have to write off such properties or incur a loss on sale of our interest on such properties, which will likely reduce the value of our shares.

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

In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves”. The requirements of NI 43-101 for identification of “reserves” are not the same as those of the SEC, and reserves reported in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. We have not established reserves on any of our properties.

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

Description of Mineral Projects

Nyngan Scandium Project

Property Description and Location

The Nyngan Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year round access, but final access to the site itself is reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

The Nyngan property is classified as an Australia Property for purposes of financial statement segment information.

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

The general location of the property is provided in Figure 2 below. The specific location of the exploration licenses that we may earn an interest in are provided in Figure 3 below.

Figure 2: Location of Nyngan Project

Figure 3: Location of the Exploration Licenses

Mineral License Details

The scandium resource is held under Exploration License (EL) 6009 (Block Number 3132, units d, e, j, k and Block no. 3133, unit f) and EL 6096 (Block 3132, unit p, and Block 3133, units l, m, r and s). An Assessment Lease Application is currently pending over the area of these two ELs. The Exploration Licenses allow the license holder to conduct exploration on private land (with landowner consents and signed compensation agreements in place) and public lands not including wildlife reserves, heritage areas or National Parks. The scandium resource is fully enclosed on private agricultural land.

Jervois holds legal title to both the surface and mineral exploration rights on the Nyngan project. These legal rights and all project rights are subject to a binding Settlement Agreement between Jervois and EMC, dated February 5, 2013, in which 100% of all rights to the EL’s, surface rights (freehold land) and project rights are required to be transferred to the Company. The transfer is expected to be completed in early 2015.

The exploration licenses cover 29.25 square kilometers (2,925 hectares). The resource site is located at geographic coordinates MGA zone 55, GDA 94, Lat: - 31.5987, Long: 146.9827, Map Sheets 1:250k – Cobar (SH/55-14) and 1:100k Hermidale (8234).

The project surface rights (freehold) total 750 acres (300 hectares) on a portion of the exploration license area. The freehold property boundaries are defined by standard land survey techniques undertaken by the Lands Department and currently presented in the form of Cadastral Deposited Plans (DP) and Lots. The land associated with the project rights under transfer to EMC is DP 752879, Lots 6 and 7 (Appendix 2, Lots 6 and 7 - Nyngan).

The Company is required to lodge A$10,000 environmental bonds with the NSW Mines Department for each license, and must meet total minimum work requirements annually of approximately A$65,000.. Annual property costs to the local Shire Council are under A$1,000 per year.

Royalties attached to the properties include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns Royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a US$370k cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

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

Note that the terms Measured and Indicated Resources are not terms. recognized in the United States under SEC rules and guidelines. See ”Note to U.S. Investors Regarding Resource Estimates” on page 15.

2012 Program - Overview

In February of 2010, the Company entered into a joint venture agreement (the “JV”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia to develop the Nyngan scandium property. The terms of the JV require EMC to earn in to a 50% position through a two stage work program.

  the first stage required EMC to spend a minimum of A$500,000 on project exploration and metallurgical test work by mid December 2010, and the second stage required the delivery of a positive economic study, for review by the JV parties, in the first quarter of 2012.

The stage I work timeframe were extended into 2011 and those first stage requirements were met during the second quarter of 2011. Second stage economic study work, was initiated in June 2011. To this end, we engaged SNC-Lavalin Inc. (Brisbane, Australia) to prepare the study for the partners on the economics of the project. To support process design, costing, and production level assumptions, the results of metallurgical test work done by Hazen Research Inc. together with previous test-work by the CSIRO and METCON Laboratories, were used directly by SNC-Lavalin Inc. in compiling their report.

On February 24, 2012, EMC delivered to Jervois a positive economic study for consideration of the earn-in requirement in our agreement as independently prepared by SNC-Lavalin.

No further technical work was accomplished during 2012 due to the subsequent legal dispute with Jervois. The legal dispute with Jervois was settled in February of 2013, permitting us to proceed with planning and implementation of near and mid-term technical work programs and project schedule. For further information on the legal dispute with Jervois, please refer to “Item 1.Business - Recent History - Nyngan Project.

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

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports done for Jervois or EMC on various metallurgical aspects of the resource. These technical/process reports were done by METCON Laboratories of Sydney, Australia, the Commonwealth Scientific and Industrial Organization (CSIRO), Australia’s national science agency, or by other research work, proprietary to or sourced by Jervois or EMC. The bulk of the process applied by Roberts & Schaefer in their Report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO. This work was carried forward into the later metallurgical test work conducted by Hazen Research and the design work utilized in the SNC economic study presented to management in 2012.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability. The above estimates of capital and operating costs are a component of a number of factors required to complete a preliminary assessment of the economic viability of the project, and there is no guarantee that the company will achieve production from the resource at Nyngan. There are currently no established reserves on the Nyngan Project.

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

Highlights of the 2011 Hazen semi-continuous pilot plant test-work are as follows:

  Results of conventional contained sulfuric acid bake and water leach systems, at atmospheric pressure, demonstrated scandium recoveries averaging 75%,
  Results of conventional solvent extraction ("SX") on the pregnant leach solution, demonstrated scandium recoveries exceeding 99%,
  Results on final stage precipitation of scandium oxide, focused on highest combined purity and recovery, demonstrated scandium recoveries of 97.5%, at purity levels of 97.5% Sc2O3. Higher purity levels were achieved at lower recoveries,
  Overall recovery results were 70% to 80%, based on ore type (limonite or saprolite), and
  All process assumptions were based on standard and accepted techniques for ore preparation, leaching, solvent extraction and final product preparation.

The Company is continuing test work on metallurgy to increase recoveries and final product grades.

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

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan economic study.

Nyngan Scandium Project - Planned Activities For 2014-2015

The following steps are planned for the Nyngan Project during the 2014 and 2015 Calendar years :

•         Complete the transfer of legal title to the exploration licenses, and surface lands from Jervois to the Company;(scheduled for completion in the first quarter of 2015)

•         Obtain a technical report in the form prescribed under NI 43-101on a Preliminary Economic Assessment of the Nyngan project (completed in 2014);

•         Conduct in-fill exploration drilling on the property, to enhance resource understanding and supply test work resource material (completed in 2014 involving 657 meters of drilling over 14 drill holes at a cost of approximately $50,000);

•         Progress metallurgical test work programs to finalize a project flow sheet, utilizing independent laboratory consultants, (scheduled for completion in the second quarter of 2015 at an estimated cost of $400,000);

•         Complete and file an environmental impact assessment (EIS) on the project (scheduled for completion in the third quarter of 2015);

•         Initiate and complete an advanced stage economic study at or better than +/- 20% accuracy level (scheduled for completionby year end 2015); and

•         Apply for mining license on property with NSW Mines Department in Q1 2016.

Norway Scandium Property

During 2011 we entered into two option agreements with REE Mining AS of Norway, to obtain exploration rights to Tørdal and Evje-Iveland, and the Hogtuva properties located in central and southern Norway. Both of these agreements were subsequently renegotiated to secure 100% ownership positions for EMC.

The Company currently does not consider the Tørdal Scandium/REE property, located in Norway to be a material property at this time. No Reserves are known to exist on the property. The property is classified as the Norway Property for purposes of financial statement segment information.

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

Next Steps in Norway Exploration Program

EMC’s mapping and sampling work has confirmed that much of the Tørdal property is heavily populated with complex, near-surface pegmatite bodies. Based on hand-held XRF readings and mineralogy, these pegmatites show excellent promise for significant scandium enrichment, particularly within bodies containing micas, and for REE mineralization where the rare earth silicate gadolinite is present. Based on the results of 2012 exploration work, planning for future exploration work is under consideration, but is dependent on the Company’s ability to adequately fund further exploration work. The priority project is the Nyngan Scandium Project, so funding for further exploration in Norway is specifically subject to adequate prior funding of Nyngan.

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

Stock based compensation	$9,415	Fewer options issued in 2013, as well as those issued in 2013 being vested upon issue, resulted in this favorable variance.
Insurance	$5,871	Insurance policy costs decreased in 2013.
Loss on sale of marketable securities	$1,411	Expense reduction due to non-recurring loss on sale of marketable securities in 2012.
Amortization	$119	Costs were essentially the same as in the prior comparative period.
Professional fees	($1,712)	Costs were essentially the same as in the prior comparative period.
Travel and entertainment Consulting Loss on disposal of mineral properties	($7,060) ($18,364) ($45,090)

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

Results of Operations for the Year ended December 31, 2013

The net loss for the year increased by $20,725,302 to $25,690,599 from $4,965,297 in the prior year, mainly as a result of the sale of the Springer Mining Company in the current year. Individual items contributing to this increase are as follows:

2013 vs. 2012 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss from discontinued operations Write off of mineral interests	($22,190,627) ($45,090)

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

Consulting Interest expense Amortization Exploration	($33,625) ($1,212) ($241) $749,690

In 2013 consultants were used in the Company’s efforts to properly evaluate the Springer mine to help in the sale or partnership of that property.

Higher debt charges for new loans taken out in 2013 versus 2012 resulted in this small negative variance.

Costs were essentially the same as in the prior comparative period.

In 2012, the Company expended funds to meet the earn-in requirement on the Nyngan project as well as some surface exploration at the Tordal property in Norway. In 2013 exploration activities were curtailed as the Company sought to reduce costs and conserve cash.

Stock-based compensation	$257,191	Fewer options were issued in 2013 and this along with the lower share price for EMC’s stock used in calculating this expenses, resulted in this favourable variance.
Salaries and benefits	$191,919	Lower 2013 salary costs reflect pay cuts taken by management.
Foreign exchange gain	$119,082

In 2013 the US dollar made gains against both the Canadian and Australian dollars. Costs recognized in both these foreign currencies decreased when the amounts were finally paid resulting in foreign exchange gains. In 2012 the opposite occurred.

Professional fees	$90,233	The litigation in 2012 to settle the Company’s dispute with our former partner on the Nyngan project resulted in the higher costs in that year when compared to 2013.
General and administrative	$89,495	With the reduced overall activity at EMC the company incurred less general and administrative costs.

Travel and entertainment	$40,914	During 2013 less travel was incurred as the focus of activities shifted to North America based assets as well as the Company’s ongoing efforts to conserve cash.
Insurance Loss on sale of marketable securities	$5,555 $1,441

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Management’s report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2013.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in an amendment to this Form 10-K filed on April 30, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2013 and 2012 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1*	Certificate of Incorporation, Certificate of Name Change, Notice of Articles
3.2*	Corporate Articles
10.1*	2008 Stock Option Plan
10.3**	Stock Purchase Agreement dated November 19, 2009 between EMC Metals Corp., Willem P.C. Duyvesteyn, and Irene G. Duyvesteyn
10.4*	Exploration Joint Venture Agreement dated February 5, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.5*	Services Agreement between EMC Metals Corp. and George Putnam dated May 1, 2010
10.6*	Extension Agreement dated September 29, 2010 between EMC Metals Corp. and Jervois Mining Limited
10.7*	Stock Purchase Agreement dated November 16, 2010 between EMC Metals Corp. and Golden Predator US Holding Corp.
11.1	Statement of Computation of Per Share Earnings for the Year Ended December 31, 2013
14.1	Board of Directors Code of Conduct
21.1*	List of Subsidiaries
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer
32.2	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

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

SCANDIUM INTERNATIONAL MINING CORP.

By: /s/ George Putnam

George Putnam

President and Principal Executive Officer

Date: January 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	January 20, 2015
George Putnam

/s/ William Harris	Chairman and Director	January 20, 2015
William Harris

/s/ Willem Duyvesteyn	Director	January 20, 2015
Willem Duyvesteyn

/s/ Warren Davis	Director	January 20, 2015
Warren Davis

/s/ Barry Davies	Director	January 20, 2015
Barry Davies

/s/ Edward Dickinson	Principal Accounting Officer and Principal Financial Officer	January 20, 2015
Edward Dickinson