Form 10-K
period 2014-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-02-27
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Shares without par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,921,571 as at June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 198,604,790 common shares as at February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2014.

PART I

Note about Forward-Looking Statements

Certain statements contained in this registration statement constitute "forward-looking statements". Forward-looking statements may include, but are not limited to, statements with respect to the future price of commodities, the estimation of mineral resources, the realization of mineral resource estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, our ability to fund property acquisition costs, our ability to reach targeted time frames for establishing feasibility, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims, our ability to raise funds necessary for ongoing and planned expenditures and operations, and regulatory approvals. In certain cases, forward-looking statements can be identified by the use of words such as "plans", "expects" or "does not expect", "is expected", "scheduled", "estimates", "intends", "anticipates" or "believes", or variations of such words and phrases or state that certain actions, events or results "may", "could", "would" or "will be taken", "occur" or "be achieved". Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors may include, among others, risks related to our joint venture operations; actual results of current exploration activities or production technologies that we are currently testing; actual results of reclamation activities; future metal prices; accidents, labour disputes and other risks of the mining industry; delays in obtaining governmental or regulatory approvals or financing or in the completion of development activities, as well as those factors discussed in the section entitled "Risk Factors" and elsewhere in this registration statement. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

Glossary of Terms

Company, SCY, we, us, our and similar words of similar meaning refer to Scandium International Mining Corp.

$, A$, C$	mean respectively, United States dollars, Australian dollars and Canadian dollars.

Alteration	Usually referring to chemical reactions in a rock mass resulting from the passage of hydrothermal fluids.

Assay	An analysis to determine the presence, absence or quantity of one or more components, elements or minerals.

Base metal	Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Chalcopyrite	A yellow crystalline mineral consisting of a sulphide of copper and iron. It is the principal ore of copper.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, up to several inches in diameter, brought to the surface by Diamond drilling.

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

ITEM 1. BUSINESS

General

We were incorporated on July 17, 2006 under the laws of British Columbia, Canada under the name Golden Predator Mines Inc. We were incorporated as a wholly owned subsidiary of Energy Metals Corp. for the purpose of holding precious metals and certain specialty metals assets. In order to focus on specialty metals, during February 2009 we transferred most of our precious mineral assets to our then wholly-owned subsidiary Golden Predator Corp. and on March 6, 2009 we completed a spin-out of Golden Predator Corp. to our shareholders. Effective March 12, 2009, we changed our name to EMC Metals Corp. In order to reflect a new emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp.

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and our common shares are listed for trading on the Toronto Stock Exchange under the trading symbol “SCY”.

Our head office is located at 1430 Greg Street, Suite 501, Sparks, Nevada 89431. The address of our registered office is 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

Our focus of operations is the development of the Nyngan Scandium project located in New South Wales, Australia. We also hold a scandium/rare earth minerals property in Norway known as the Tørdal property.

Our plan of operation for the remainder of 2015 is to seek additional funding and to complete a feasibility study on our Nyngan Scandium project. We will also continue to test and develop unique scandium recovery and finishing techniques.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2014, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Recent History

Preliminary Economic Assessment

In October of 2014 we obtained an independent report of a preliminary economic assessment of our Nyngan Scandium project entitled “NI 43-101 F1 Technical Report on the Feasibility of the Nyngan Scandium Project” prepared by Larpro Pty Ltd. of Brisbane, Australia. The full report is available on our website. A summary of the report is provided herein under “ITEM 2. PROPERTIES – NYNGAN SCANDIUM PROJECT – Nyngan Preliminary Economic Assessment”.

June 2014 Financing Transaction

On June 24, 2014 SCY entered into a $2.5 million loan facility with Scandium Investments LLC, a company owned by a US private investor group. The proceeds of the 2014 loan were applied to pay a A$1.3 million final payment to Jervois Mining Ltd. (“Jervois”) required for SCY to acquire a 100% interest in the Nyngan Project pursuant to the terms of a settlement agreement with Jervois dated February 2013. The balance of the proceeds of the loan, was applied to repay $1.2 million in maturing debt. The loan from Scandium Investments LLC has a maturity date of December 24, 2015 and bears interest that increases in quarterly increments from 4% to a maximum of 12%.

The $2.5M loan automatically converts into an effective 20% joint venture interest in both our Nyngan and Honeybugle Scandium projects, at such time as the Company meets a funding milestone, defined as raising $3.0 million in equity, during the period from drawdown to loan maturity. This conversion feature can also be triggered at any time, at the lender’s option, prior to the loan maturity date. Once the conversion feature is triggered, the 20% joint venture partner has a carried interest in the project until the Company meets two development milestones as follows: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, the joint venture partner becomes fully participating on development costs thereafter.

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for the joint venture partner, to elect to convert their 20% joint venture interest in the project into an equivalent value of the Company’s common shares, at agreed market prices, rather than continue with ownership at the project level.

Repayment of the loan is secured against the Company’s interest in its Australian mineral properties, and the lender has the right to purchase the Australian mineral properties at a price equal to the outstanding loan obligations in certain events of default under the loan agreement.

Nyngan Scandium Project Acquisition

On February 5, 2010, SCY entered into an Exploration Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) of Melbourne, Australia (ASX: JRV) to co-develop the Nyngan scandium property (“Nyngan”), in New South Wales, Australia. The JV Agreement gave SCY the right to earn a 50% interest in a joint venture with Jervois for the purpose of holding and developing Nyngan, provided SCY met certain technical and financial milestones. SCY met all financial requirements and delivered evidence of technical milestone achievement to Jervois on February 24, 2012.

On February 27, 2012, Jervois formally rejected SCY’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of the Nyngan Project, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for A$2.6 million in future cash payments. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from first production date, and a 10 tpa scandium oxide production minimum.

In June of 2014 the Company completed all settlement payments required under its agreement with Jervois. Formal transfer of the Nyngan Project exploration licenses to SCY’s Australian subsidiary is currently underway, with completion anticipated by the end of the second quarter of 2015.

Sale of Springer Mining Company, Plus Other Nevada Mineral Assets

Our primary asset during 2013 and previous was our Springer tungsten mill and mine which we acquired from General Electric Company in 2006, and which has been on care and maintenance since acquisition. SCY entered into an agreement on September 13, 2013 with Americas Bullion Royalty Corp. to sell 100% of the Springer Mining Company, including all its mine, mill, water, and tungsten resource assets for $5 million. This sale agreement also included the Carlin Vanadium property (and resource asset) and the Copper King Tungsten property, all located in Nevada, USA. The sale agreement included an immediate $3.1 million payoff of a matured loan secured by the Springer assets, and a subsequent cash payment of $1.9 million, made November 25th 2013. Formal transfer of ownership and closing documents were executed on December 31, 2013.

As a result of this transaction, SCY has no further mineral assets in Nevada, or in the USA.

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

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, which we own 100% of the rights to, including exploration licenses. In April of 2014 we also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project.

We also hold 100% of the Tørdal Scandium/REE property exploration licenses located in Norway.

Corporate Objective and Strategy

Our corporate focus is to produce and sell scandium and scandium-based products. None of our current properties has advanced to the development or production stage and we are currently an exploration stage company. In addition we do not currently have reserves on any of our properties. We have, however, completed an independently prepared Preliminary Economic Assessment of the Nyngan Project and are conducting additional technical and assessment work for the purpose of preparing a definitive feasibility study on the development of the scandium resource. Subject to a successful definitive feasibility study, we intend to develop the Nyngan resource for production, with a view to supplying the anticipated future demand for scandium oxide and scandium-content materials. For further information on the Nyngan Project, please refer to “Item 3. Properties - Description of Properties – Nyngan Scandium Project” and “Item 1A. Risk Factors”.

Concurrently with our analysis of the Nyngan Project, we are developing and testing unique mineral recovery techniques as well as techniques to produce high quality finished scandium metals. If effective at a commercial level, these recovery and finishing techniques are expected to provide increased economic margins and returns on capital on any future scandium production. Presently our recovery and finishing technology is in the testing phase, and there is no guarantee that we will be able to benefit from the commercial application of such techniques or that we will have scandium production in the future.

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

There is no reliable pricing data on scandium oxide trading. The U.S. Geological Survey in its latest report (January 2013) documents the price of scandium oxide (99.9% grade) at US$3,700/kg for the two previous years. Small quantities of scandium oxide are currently offered on the internet by traders for prices significantly above this level. Scandium oxide is typically traded in small quantities, between private parties, and pricing is not transparent to other buyers or sellers as there is no clearing facility as is more common with other metals and commodities. Prices vary based on purity and quantity. Small sale quantities tend to command premium prices, and large quantities (over one tonne) are simply not available to establish appropriate commercial pricing.

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

Principal uses for scandium are in high-strength aluminum alloys, high-intensity metal halide lamps, electronics, and laser research. Recently developed applications include welding wire and fuel cells which are expected to be in future demand. Approximately 15 different commercial scandium-aluminum alloys have been developed, and some of them are used for aerospace applications. In Europe and the U.S., scandium-containing alloys have been evaluated for use in structural parts in commercial airplanes, high stress parts in automobile engines and brake systems, and high tension electrical wires. Military and aerospace applications are known to be of interest, although with less specificity. The combination of high strength and light weight makes scandium-aluminum alloys generally suitable for a number of applications where existing aluminum alloys made with other metals are used today.

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

Governmental Regulations and Environmental Laws

The development of any of our properties, and specifically the Nyngan Scandium Project, will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors”.

Employees

As at January 1, 2015, we have 4 full and part time employees and 2 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of a mining project. The development of any of our properties, including the Nyngan Project, will require numerous local and national government approvals, including environmental permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until we make application for such permits. If we cannot obtain all necessary permits, the project cannot be developed, and our investment in the project will likely be lost. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

Mineral Resource Estimates on our properties are subject to uncertainty and may not reflect what may be economically extracted. Resource estimates included for scandium on our Nyngan property are estimates only and no assurances can be given that the estimated levels of scandium minerals will actually be produced or that we will receive the metal prices assumed in determining our resources. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may significantly change when new information becomes available or when parameters that were used for such estimates change. By their nature resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in scandium, as well as increased capital or production costs or reduced recovery rates, may limit our ability to establish reserves at some future point on Nyngan, or on any of our properties. The extent to which resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time. Accordingly, current resource estimates on our material properties may never be converted into reserves, or be economically extracted, and we may have to write off such properties or incur a loss on sale of our interest on such properties, which will likely reduce the value of our shares.

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

Our operations are subject to losses due to exchange rate fluctuation. We maintain accounts in Canadian and U.S. currency. Our equity financings have to date been priced in Canadian dollars. All of our material projects and non-cash assets are located outside of both Canada and the USA, however, and require regular currency conversions to local currencies where such projects and assets are located. Our operations are accordingly subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

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

Description of Mineral Projects

Nyngan Scandium Project

Property Description and Location

The Nyngan Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year-round access, but final access to the site itself is reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

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

Jervois holds legal title to both the surface and mineral exploration rights on the Nyngan project. These legal rights and all project rights are subject to a binding Settlement Agreement between Jervois and SCY, dated February 5, 2013, in which 100% of all rights to the EL’s, surface rights (freehold land) and project rights are required to be transferred to the Company. The transfer is underway and under process by the relevant NSW State agencies, and is expected to be completed in the second quarter of 2015.

The exploration licenses cover 29.25 square kilometers (2,925 hectares). The resource site is located at geographic coordinates MGA zone 55, GDA 94, Lat: - 31.5987, Long: 146.9827, Map Sheets 1:250k – Cobar (SH/55-14) and 1:100k Hermidale (8234).

The project surface rights (freehold) total 750 acres (300 hectares) on a portion of the exploration license area. The freehold property boundaries are defined by standard land survey techniques undertaken by the Lands Department and currently presented in the form of Cadastral Deposited Plans (DP) and Lots. The land associated with the project rights under transfer to SCY is DP 752879, Lots 6 and 7 (Appendix 2, Lots 6 and 7 - Nyngan).

The Company is required to lodge individual A$10,000 environmental bonds with the NSW Mines Department for each license, and must meet total minimum work requirements annually of approximately A$65,000, covering both licenses. Annual property costs to the local Shire Council are under A$1,000 per year.

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

Metallurgy Development

The first work phase of the metallurgy development program consisted of detailed metallurgical bench scale testing, and was intended to refine and enhance the Company’s existing material process flow sheet to extract scandium from the resource material. This existing flow sheet, developed by Jervois and external consultants, formed the basis of a preliminary, conceptual engineering report for the processing elements of the project that was completed by Roberts & Schaefer of Salt Lake City, Utah, specifically for use by SCY management.

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports previously done for Jervois or SCY on various metallurgical aspects of the resource. These technical/process reports included work done by METCON, the CSIRO, and, and by others, proprietary to or sourced by Jervois or SCY. The bulk of the process applied by Roberts & Schaefer in their Report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO.

This early stage Roberts & Schaefer Report was carried forward into the later metallurgical test work subsequently conducted by Hazen Research and the design work utilized in the SNC- Lavalin economic study presented to management in 2012.

 In January 2011, SCY announced results of initial lab test work, independently prepared by Hazen Research, Inc., of Golden, Colorado, USA. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resource of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

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

Highlights of the 2011 Hazen semi-continuous pilot plant test-work are as follows:

•	Results of conventional contained sulfuric acid bake and water leach systems, at atmospheric pressure, demonstrated scandium recoveries averaging 75%,
•	Results of conventional solvent extraction ("SX") on the pregnant leach solution, demonstrated scandium recoveries exceeding 99%,
•
Results on final stage precipitation of scandium oxide, focused on highest combined purity and recovery, demonstrated scandium recoveries of 97.5%, at purity levels of 97.5% Sc2O3. Higher purity levels were achieved at lower recoveries,

•	Overall recovery results were 70% to 80%, based on ore type (limonite or saprolite), and
•	All process assumptions were based on standard and accepted techniques for ore preparation, leaching, solvent extraction and final product preparation.

In late 2011, the Company commissioned test work on high pressure acid leach (HPAL) processes, with both Hazen and SGS-Lakefield (Ontario, Canada). The initial HPAL work was applied to residue from the acid bake process sourced from the earlier Hazen test work, specifically to determine if additional scandium could be effectively recovered in a second pass with a pressure system. Those results were encouraging, and led to later test work in 2012-13 which applied HPAL techniques directly on the laterite resource material. No HPAL research results were included in the report and findings compiled for management by SNC-Lavalin in early 2012. However, the work that subsequently continued on HPAL, after that SNC Report was completed, has been incorporated into current engineering studies and flow sheet strategies for the Nyngan project. Existing HPAL work results were done to bench scale, and not to pilot scale, and are currently being followed up with further test work.

The Company is continuing test work on metallurgy to increase recoveries and final product grades.

In February, 2011 we announced results of a series of laboratory-scale tests investigating the production of scandium-aluminum (“Sc-Al”) alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of Sc-Al master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of scandium aluminum master alloy production.

Environmental Permitting Work

In April, 2011 SCY announced a general progress report on the project which outlined a series of environmental work steps designed to advance the Environmental Impact Study (“EIS”). Work steps included both ground and surface water assessments, along with other assessments of Aboriginal, ecology, traffic, noise and air quality matters.

All of this work has subsequently been completed, including 8 water bores with ongoing test monitoring equipment, and reports on the various other targeted assessments, without material issues in any area. An aerial photography and contour mapping program was also completed, to support the feasibility study work regarding location of site facilities.

On January 18, 2012 SCY announced that that key elements of environmental site work on the Nyngan Scandium Project have been completed and a Conceptual Project Development Plan (CPDP) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an Environmental Impact Study ("EIS"), the foundation environmental document required for a mining permit in the state.

Specific EIS and property work, contained in the CPDP, completed by year end 2011:
•	Draft ground water assessment study finalized and submitted to regulators,
•	Surface water assessment results favorable, State review ongoing,
•	Aboriginal heritage study finalized, no areas of significance,
•	Soils study finalized, no issues, and
•	Property aerial photography and contour mapping completed, location of site facilities defined.

Continuing EIS work underway:
•	License applications (6), for access to groundwater as generated from property water bores have been submitted,
•	Flora and fauna studies are ongoing; to date no significant issues have arisen, and
•	Traffic, noise and air quality baseline monitoring are ongoing.

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan economic study.

Nyngan Preliminary Economic Assessment

On October 14, 2014 the Company announced completion of a report on a Preliminary Economic Assessment of the Nyngan project (the “PEA”) entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, dated October 24, 2012. The PEA was prepared by the engineering firm of Larpro Pty Ltd, of Brisbane, Australia, and supported by Mining One of Melbourne, Australia and Rangott Mineral Exploration Pty Ltd of Orange, Australia, and confirms the technical and economic potential of the Nyngan Scandium Project (the “Project”). The PEA has been independently prepared as a technical report on the form prescribed under NI 43-101 F1 and is available for public review on the Company’s website at www.scandiummining.com, on the Canadian public company reporting system SEDAR at www.sedar.com, and on the SEC’s Edgar website at www.sec.gov.

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

The PEA concludes the Project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after tax cumulative cash flow over a 20 year Project life of $565 million, with an NPV10% of $175 million. The PEA also concludes the project can achieve this financial result with a conventional flow sheet, employing high pressure acid leach (HPAL) and solvent extraction (SX) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work. Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

PEA Mineral Resource Estimate

In March of 2010 a NI 43-101 technical report which outlined a resources estimate on the Nyngan Scandium Project was completed. The report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The PEA does not alter the existing Nyngan Project resource estimate, established in the 2010 technical report. The NI 43-101 Measured and Indicated scandium resource totals 12 million tonnes at an average grade of 261ppm scandium, from both limonite and saprolite resource material. The cut-off value of 100ppm used in the initial 2010 resource was reviewed as part of the PEA. While the input assumptions to the formula calculations are different from those assumed in 2010, the overall cut-off assumption for the combined limonite and saprolite resource generated by the formula was still considered reasonable, and has not changed.

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

Table 2. Nyngan Scandium Resource (1)

(1)	Mineral resources that are not mineral resources do not have demonstrated economic viability.

Note that the terms Measured and Indicated Resources are not terms recognized in the United States under SEC rules and guidelines. See ”Note to U.S. Investors Regarding Resource Estimates” above under “ITEM 2 – PROPERTIES”.

The cut-off level used to define the resource was established using a standard formula that considered scandium pricing, estimated costs of mining and processing, and overall recovery rates, as they pertained to markets and process understanding at the time. Processing methodology assumed acid leaching and solvent extraction systems, and mining assumed a shallow, surface mining operation consistent with drill results on the resource.

PEA Mining and Processing Assumptions

Mining represents a relatively minor part of the overall Project activity, based on a plant feed of 240tpd or 75,000 tonnes per year requirement. Mine production is based on conventional open pit methods, strip ratios of 1.5:1 to 3:1 (overburden/resource), contract mining assumptions and mining activity in campaigns of one month, three times per year, avoiding the wet season. The plant will run continuously, fed from field and plant stockpiles of mined resource, and covered against moisture and weather.

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

PEA Capital Cost Assumptions

Total capital costs for the Project are estimated at $77.4M, and include a 20% contingency. The majority (70%) of the capital cost in the PEA was Australian-sourced, and consequently initially priced in Australian dollars (A$), supported by direct vendor capital pricing. Concrete and steel costs have been estimated from concept drawings, and piping, electrical and instrumentation costs were estimated using standard industry factors. The capital cost estimate is considered to be +/-30% accuracy. Capital costs included in overall cash flow include $2M per year for sustaining capital items ($38M over full PEA term), and $3M in final reclamation costs in year 20. No salvage costs were assumed. On the basis that the resource is adequate for 45 years at the assumed grade, it is unlikely the Project would be closed in year 20 if current assumptions remain viable.

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

Operating cost details in the PEA are as follows:

Table 4. PEA Operating Costs, and Unit Costs Per kg Oxide

PEA Revenue Pricing Assumptions

The price assumption in the PEA is $2,000 per kilogram (kg), as an average price covering all product sold, over various product grades. Current pricing is substantially above these levels, based on small unit quantities and varying grades. The pricing benchmark applied in the PEA was supported by limited current trading and pricing information, our discussions with potential customers, and the understanding that lower prices than scandium trades for today will be necessary to penetrate potential markets with significant sales tonnages in the future.

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

The PEA incorporated considerable metallurgical test work independently prepared for SCY over the previous four years, along with engineering, project design work and economic estimates done previously for SCY management. The PEA also utilized existing environmental and detailed mine planning work previously undertaken on the property, and previously incorporated in prior management studies. The PEA had the benefit of prior flow sheet designs, and results, but it did not compare previous designs. The batch autoclave HPAL design presented in the PEA was the only design considered.

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

Nyngan Scandium Project – 2014 Drilling Program

On January 29, 2015 we announced assay results from a 14-hole resource drilling program at the Nyngan Scandium Project in NSW, Australia, conducted in October 2014. The 14 hole-program totaled 655 meters in the existing resource area. The program attempted 2 additional exploration holes, which were abandoned due to difficult drilling conditions. Highlights of the fourteen drill-hole program assay results follow:

•	Average scandium grade of 357ppm over 214 meters (200ppm cut-off),
•	Average scandium grade of 444ppm over 120 meters (300ppm cut-off),
•	Best results: 4 meters @ 795ppm, 5 meters @ 755ppm and 7 meters @ 721ppm,
•	Best individual 1 meter assay was 879ppm,
•	Lithium borate fusion (fusion) assay preparation demonstrated superior result to the traditional four acid method, as used on the resource estimate in 2010, and
•	These new assay results strongly support the average grade and location selected and included in the recently released PEA on the Nyngan project.

Drilling Program Details

The Company conducted and completed a 14-hole drill program in October, focused on a high grade section of the Nyngan property, selected from within the area of the measured and indicated (M&I) resource disclosed in the NI 43-101 technical report filed on SEDAR in March of 2010. This high grade zone of mostly indicated resource was the basis of a 20 year mine plan and scandium grade assumptions used in the recently released PEA on the Nyngan project. This latest drill program was designed to in-fill certain areas to 50 meter centers (from 100 meter centers), and to provide better information on pit limits as defined in the PEA. The program was conducted using a conventional rotary air core drill rig, which captured over five tonnes of chip sample material, for assay, and for fresh resource material to support ongoing metallurgical test work programs. Holes were vertically drilled, so interval widths in the results table below represent true widths.

The Company assayed all 14 new holes with both four acid digestion, and also by fusion digestion techniques, followed in each case by ICP-AES metal assays. The Company notes that fusion digestion results generally deliver higher scandium assays than the four acid digestion method, traditionally used in nickel and cobalt assay work. We believe the fusion technique generates a truer assay result, because acid digestion of scandium within limonite hosted mineralization can be incomplete, particularly at higher grades, and flux digestion by high temperature fusion produces a more homogeneous sample for analysis. We intend to rely on and utilize fusion digestion techniques going forward to support our mine planning and advanced economic and development studies.

The limonite-only assay results presented in the summary table below are based on a 200ppm scandium cut-off value, A saprolite resource underlays the limonite, is generally lower in grade, requires somewhat different processing techniques than limonite for optimal recovery, and is not planned for early extraction and processing by the Company. Each hole in the drill program was completed to bedrock, including both limonite and saprolite resource. Saprolite was present in 13 of the 14 holes drilled.

This application of a higher limonite cut-off value of 200ppm is consistent with the PEA assumptions on initial production from the top layer limonite resource. The results presentation is also consistent with the company focus on an initial pit configuration in a higher grade zone of resource. The area of this recent drill result corresponds to the area delineated by the 20 year PEA operating area, and in fact expands beyond that area.

Assay results were taken over each meter of drilling material, and only continuous intervals have been included in the summary table. Reporting intervals above cut-off were established based on fusion results, and the presentation table then applied those same intervals to both fusion and four acid assays for comparability. The generally higher fusion results generated wider resource intervals above cut-off grade, resulting in inclusion of some below cut-off grade assays into the four acid results presented in the table below.

Detail limonite-only results for each drill hole follows:

The location of the 14 hole drill program is as follows:

Drill Program QAQC standards

SCY employed an independent local geological consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one meter intervals from a trailer-mounted cyclone and splitter for one reported hole - EMCG-01, and a separate (RME) three-tier riffle splitter was used on site for holes EMCG-09, EMCG-10 and EMCG-16, due to moisture. Assay samples ranged from 0.4 - 4.7 kg in weight. Individual sample identifiers were cross-checked during the process. The individual assay samples were double-bagged and held in RME’s possession while in the field, prior to transport and storage at RME’s office in Orange. RME personnel checked/validated the sequence of sample numbers, and submitted the samples to Australian Laboratory Services’ (“ALS”) laboratory in Orange, NSW. The remainder of bulk samples were sealed in the field in heavy polyethylene bags and transported by RME to a secure site at Orange for long-term storage or further use in metallurgical test work.

ALS/Orange dried and weighed the received assay samples, and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). 50 g bags of the pulps were then split off and sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron, magnesium, manganese, aluminum and calcium, using Inductively Coupled Plasma Atomic Emission Spectroscopy (ICP-AES) after a four acid digestion (technique ME-ICP61). The 4-hole results were also repeat-tested, only for scandium, using a lithium borate fusion digestion technique, followed by similar ICP-AES assay. The lower detection limit for scandium using either technique is 1ppm. RME included one commercial standard sample and three high-grade scandium pulps from previously analyzed batches, for quality control; and also included one duplicate sample from each hole in the batch. For internal quality control, ALS/Brisbane added additional standard samples (for repeat analyses), blank samples and duplicate samples to the batch.

Nyngan Scandium Project - Planned Activities for 2015-2016

The following steps are planned for the Nyngan Project during the 2015 and 2016 Calendar years:

•	Complete the transfer of legal title to the exploration licenses, and surface lands from Jervois to the Company;(scheduled for completion in Q1/Q2 of 2015)
•
Conduct in-fill exploration drilling on the property, to enhance resource understanding and supply test work resource material (drilling completed in 2014 involving 657 meters of drilling over 14 drill holes at a cost of approximately $50,000; samples analysis and reporting completed in the first quarter of 2015);

•
Progress metallurgical test work programs to finalize a project flow sheet, utilizing independent laboratory consultants, (scheduled for completion in the second quarter of 2015 at an estimated cost of $400,000);

•	Complete and file an environmental impact assessment (EIS) on the project (scheduled for completion in the third quarter of 2015);
•	Initiate and complete an advanced stage economic study at or better than +/- 20% accuracy level (scheduled for completion by year end 2015);
•	Apply for mining license on property with NSW Mines Department in Q3 2015; and
•	Commence site construction during Q1 2016 (construction completion and operational start-up Q1 2017, estimated construction cost of $77,400,000).

Honeybugle Scandium Property

On April 2, 2014 the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia referred to as the Honeybugle Scandium Property. The license area is located approximately 24 kilometers west-southwest from SCY’s Nyngan Scandium Project. The license area covers part of the Honeybugle geologic complex, and will carry that name in our future references to the property. The ground was released by the prior holder, and SCY intends to explore the property for scandium and other metals.

The Company currently does not consider the Honeybugle Scandium Property to be a material property at this time. No Reserves are known to exist on the property. The property is classified as an Australian property for purposes of financial statement segment information.

The location of the Honeybugle exploration property is provided below.

Honeybugle Drill Results

On May 7, 2014 the company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to our Nyngan Scandium property.

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

The 13 holes highlighted in the table are grouped together on either side of Coffills Lane, and represent all of the drill locations where meaningful intercept thickness generated scandium grades exceeding 175 ppm. Some of these 13 holes showed significant scandium values on the immediate surface, and alternately, other holes exhibited favorable scandium grades that began at shallow depth. The highest grade Sc sample was found in a 21-24 meter interval (572 ppm), although several holes produced better than 350 ppm Sc intercepts at depths of under 9 meters. The deepest hole (EHAC 7) was drilled to 57 meters, showing good scandium grades over a 12-meter horizon (245 ppm) near the bottom of the hole, from 39 to 51 meters depth. Higher scandium grades were associated with higher iron levels. Holes were drilled to a depth where they contacted the fresh ultramafic bedrock, which generally signaled the end of any scandium enrichment zones.

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

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle property is different to our Nyngan property, where mineralization is typically covered by 10-20 meters of barren alluvium.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at SCY is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the drill samples was carried out to industry standards for QA/QC. SCY employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0-4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Miandetta, for long-term storage.

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

NORWAY SCANDIUM PROPERTY

During 2011 we entered into option agreements with REE Mining AS of Norway, to obtain exploration rights to several properties located in central and southern Norway. Based on exploration results and holding costs, the Tørdal property holding was retained but all other Norway properties were subsequently dropped. The Tørdal agreement was renegotiated to secure a 100% ownership position for SCY. The 90 sq km Tørdal exploration property is prospective for a grouping of specialty metals, and rare earth elements, including scandium, yttrium, tantalum, beryllium, niobium, zirconium, titanium, lithium, nickel and tin.

The Company currently does not consider the Tørdal Scandium/REE property, located in Norway, to be a material property at this time. No Reserves are known to exist on the property. The property is classified as the Norway Property for purposes of financial statement segment information.

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

The results in the assay table indicate that all of the selected pegmatites contain interesting levels of both REE’s and scandium. In general, all of the pegmatites contained both target elements, while the mica phase appears to hold the higher scandium concentrations with small REE additions, and the gadolinite phase holds the highest REE concentrations and small scandium additions. The presence of garnet material in samples tended to generate interesting but moderate values for both REE’s and scandium. Assay work was designed to identify 30 specific elements, including all 16 REE elements plus scandium, and the relative concentration of heavy REE’s was of particular interest. The mica and garnet grab sample materials had generally only trace levels of thorium and uranium (average <15 ppm), while the gadolinite grab sample materials had thorium levels between 2,500-5,000 ppm, and uranium levels between 500-1,300 ppm. A full table of OMAC assay results related to these 23 sample analyses is available on the Company website at www.scandiummining.com.

Reconnaissance Results – Extended Pegmatite Mapping Program at Tørdal

Following on from the 2011 work and the 2012 assay results, we conducted an expanded 2012 summer work reconnaissance program at both Tørdal and Evje-Iveland, from July through October. The goals of the 2012 program were to develop detailed mapping of outcropping pegmatite fields over a much broader area than the 2011 program, while also conducting field sampling of scandium mineralization on those pegmatites using a hand-held Niton XRF Analyzer.

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

Next Steps in Norway Exploration Program

The Company mapping and sampling work has confirmed that much of the Tørdal property is heavily populated with complex, near-surface pegmatite bodies. Based on hand-held XRF readings and mineralogy, these pegmatites show excellent promise for significant scandium enrichment, particularly within bodies containing micas, and for REE mineralization where the rare earth silicate gadolinite is present. Based on the results of 2012 exploration work, planning for future exploration work is under consideration, but is dependent on the Company’s ability to adequately fund further exploration work. The priority project is the Nyngan Scandium Project, so funding for further exploration in Norway is specifically subject to adequate prior funding of Nyngan.

Qualified Person and Quality Assurance/Quality Control

Sampling methods followed industry quality control standards. Mr. Kjell Nilsen, an independent geologist consultant currently employed by SCY, conducted the reconnaissance and sampling on the property. Individual whole rock grab samples were collected by hand shovel, from areas where blasted material could be seen to have come from blast points on pegmatite bodies. The assayed samples were individually bagged, sealed, logged on the grid map as to location, boxed in a container suitable for mailing, and sent by express mail to OMAC Laboratories Limited in Galway, Ireland for testing. Assay testing on the samples utilized an ICP-MS spectrometer (Inductively Coupled Plasma-Mass Spectrometry) to test for numerous elements, specifically scandium. The numerous Niton XRF (X-ray Fluorescence) readings were taken at field locations, logged and identified with individual numbered pegmatites, located on grid maps, by the field geology team. Mr. Willem Duyvesteyn, Chief Technology Officer of SCY, is the Qualified Person who is responsible for the design and conduct of the exploration program, and reviewed the program results.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The principal market on which our common shares are traded is the Toronto Stock Exchange. Our common shares commenced trading on the Toronto Stock Exchange on April 24, 2008 under the symbol “GP”. Effective March 11, 2009, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “EMC”. Effective November 28, 2014, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “SCY”. The following table shows the high and low trading prices and average trading volume of our common shares on the Toronto Stock Exchange for the periods indicated.

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2014
First quarter	0.035	0.020
Second quarter	0.155	0.020
Third quarter	0.130	0.075
Fourth quarter	0.120	0.070
Fiscal Year ended December 31, 2013
First quarter	0.085	0.035
Second quarter	0.040	0.020
Third quarter	0.040	0.025
Fourth quarter	0.035	0.020

Exchange Rates

We maintain our books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that we are traded on the Toronto Stock Exchange and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$). The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar (US$). The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
January 2015	1.2717	1.1728
December 2014	1.1643	1.1344
November 2014	1.1427	1.1236
October 2014	1.1289	1.1136
September 2014	1.1208	1.0863
August 2014	1.0982	1.0857

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2013 and 2014.

	Year Ended December 31 (Canadian $ per U.S. $)
	2013	2014
Rate at end of Period	1.0636	1.1601
Low	0.9845	1.0614
High	1.0737	1.1643

As of February 20, 2015, there were 80 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2014 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,378,750	C$0.11	14,411,968
Equity compensation plans not approved by security holders	Nil	nil	nil
Total	15,378,750	C$0.11	14,411,968

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the quarter ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

Scandium International Mining Corp. is a specialty metals and alloys company focusing on scandium and other specialty metals. We intend to utilize our patented technologies and know-how to maximize opportunities in these and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of our precious metals portfolio in March 2009, we changed our name to EMC Metals Corp. In November of 2014, we changed our name to Scandium International Mining Corp and currently trade on the Toronto Stock Exchange under the symbol “SCY”.

We hold a 100% interest in the Nyngan scandium project in New South Wales, Australia, after settling a protracted legal dispute with our previous partner. We also own the Tørdal (southern Norway) scandium property.

We acquired rights to metallurgical processing know-how as part of the acquisition of The Technology Store (“TTS”) during 2011, which we are utilizing to gain access to a number of specialty metals opportunities.

Our focus during 2014 regarding the Nyngan Project included the issuance of a preliminary economic assessment as well as a small drilling program. The Tordal scandium property was on a care and maintenance basis as we tried to secure additional financing to advance our projects. We also investigated and rejected other specialty metals opportunities.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2014

Liquidity and Capital Resources

At December 31, 2014, we had working capital (deficit) of ($2,098,426) including cash of $417,386 and current liabilities of $2,573,245 (including a note due in December of 2015 totaling $2,500,000); as compared to a working capital (deficit) of ($1,190,003) including cash of $778,075 at December 31, 2013. The decrease in working capital is due to ongoing drilling and metallurgical testing at the Nyngan Project.

During the year ended December 31, 2014, we received cash of $2,500,000 (2013 - $1,344,874) from the issuance of promissory notes and $Nil (2013 - $650,000) from the issuance of convertible debentures.

At December 31, 2014, we had a total of 15,378,750 (2012 – 14,168,750) stock options exercisable between C$0.05 and C$0.315 (2013 – between C$0.05 and C$0.315) which has the potential upon exercise to generate a total of C$1,725,238 (2013 – C$1,703,313) in cash over the next five years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing in order to execute our business plan.

Our major capital requirement in the next 12 months relates to either repaying or triggering conversion of the $2,500,000 loan liability of a promissory note taken out in June of 2014, by December 2015.

The Company will need additional funding to meet the commitments shown above, and will seek to raise additional equity financing in the short term.

Results of Operations

Quarter ended December 31, 2014

The net loss for the quarter decreased by $1,620,383 to $577,175 from $2,197,558 in the prior year, mainly as a result of the sale of the Springer mine in 2013. Individual items contributing to this decrease are as follows:

Q4 2014 vs. Q4 2013 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Discontinued operations	$1,956,583
Q4 2013 Springer recognized a one-time charge to allocate the portion of the foreign currency translation adjustment that was related to the Springer operations from prior years when financial reporting was done in Canadian dollar. In Q4 2014 there were no charges for discontinued operations.

Loss on disposal of mineral properties	$50,000	In Q4 of 2013 the Company wrote off its investment in the Hogtuva property in Norway. There were no write-offs of mineral properties in 2014.

Interest expense	$16,171	Lower Q4 2014 interest payments reflect lower interest rates on outstanding debt.

Professional fees	$5,869
The lower Q4 2014 professional fees reflect the fact that in Q4 2013 the Company was going through the sale of the Springer property incurring legal costs to facilitate the closing of this transaction.

Amortization	$(1)	Costs were essentially the same as in the prior comparative period.

Consulting	$(2,000)	The slightly higher consulting fees in Q4 2014 relate to the Nyngan project development activity in the current period when compared to Q4 2013.

Q4 2014 vs. Q4 2013 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Insurance	$(12,380)
The higher costs in the current year reflect the results of a Worker’s Compensation insurance audit which the Company is disputing. In keeping with our standard practices, invoiced expenses have been recognized but we anticipate a reassessment of the additional charges to be in our favor in 2015.

Foreign exchange	$(14,585)	The declining value of the Canadian dollar in Q4 2014 resulted in this variance.

Travel and entertainment	$(17,774)
Increased Nyngan project work including the preparation of a PEA, the implementation of a drilling program, and metallurgical testing, required more travel to Australia, Europe and Canada when compared to 2013.

Stock-based compensation	$(30,470)	Late in Q4 of 2014 stock options were granted that vested immediately. In Q3 of 2013 there were no options granted.

Salaries and benefits	$(68,606)	The increase in salaries is due to the fact that in Q4 of 2013 senior company officials took reduced salaries when the Company was conserving cash.

General and administrative	$(72,740)
G&A expenses during Q4 2013 include a reallocation of costs incurred earlier in 2013 to the Springer project. The Springer operating costs were then charged to discontinued operations. Absent this allocation adjustment, the 2014 Q4 costs are closely comparable with G&A incurred in the 2013 comparative period.

Exploration	$(189,683)	The Company carried out a drilling program in 2014 along with associated assaying and metallurgical testing resulting in higher costs when compared to 2013.

Results of Operations for the Year ended December 31, 2014

The net loss for the year decreased by $23,840,943 to $1,849,656 from $25,690,599 in the prior year, mainly as a result of the sale of the Springer Mining Company in the prior year. Individual items contributing to this increase are as follows:

2014 vs. 2013 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Loss from discontinued operations	$23,846,144
In the third quarter of 2013 the Company sold the Springer Mining Company along with the Carlin Vanadium and Copper King projects. Accounting guidelines require that this constitutes a discontinued operation and as such the results from these operations need to be removed from normal course operating results. No such loss was incurred in 2014.

Interest expense	$393,933
The Company had taken out several promissory notes and convertible debt in 2012 and 2013. All of these loans were repaid in 2014 and the Company replaced the debt with a new loan and share issues resulting in much lower interest charges.

Write-off of mineral interests	$50,000	In 2013 the Company wrote off its investment in the Hogtuva project in Norway. No such charge was incurred in 2014.

Consulting	$37,178	In 2013 consultants were used in the Company’s efforts to properly evaluate the Springer mine to help in the sale or partnership of that property. No similar costs were incurred during 2014.

General and administrative	$18,438	Slightly lower costs were incurred with the reduction of the office space in Sparks, NV as well as general overall cost reductions have been put in place.

Salaries and benefits	$13,529	Lower salary costs reflect pay cuts taken by staff when compared to the previous year.

Amortization	$348	Costs were essentially the same as in the prior comparative period.

Insurance	$(3,824)	Insurance costs increased from 2013 due to a more inclusive Worker’s Compensation package as well as general liability increases as activities increased at Nyngan in the current year.

Professional fees	$(14,980)	Legal fees were higher due to finalizing the Nyngan property settlement transaction, as well as work surrounding the Company’s name change.

Travel and entertainment	$(27,118)
Increased Nyngan project work including the preparation of a PEA, the implementation of a drilling program, and metallurgical testing, required more travel to Australia, Europe and Canada when compared to 2013.

Foreign exchange loss	$(81,613)
In 2014 the US dollar made significant gains against the Canadian dollar. Bank deposits held in Canada lost considerable value towards the end of 2014 as lower oil prices had a negative impact on the value of the Canadian dollar resulting in an annual loss of $65,648 in 2014 versus a gain of $16,966 in 2013.

Exploration	$(154,413)	The Company carried out a drilling program in 2014 along with associated assaying and metallurgical testing resulting in higher costs when compared to 2013.

Stock-based compensation	$(236,679)
The Company issued 1,600,000 more options in 2014 than in 2013 and many of the newly issued options vested immediately resulting in higher costs for this item. Also higher share prices in 2014 than in 2013 contributed to this increased cost.

Cash flow discussion for the year ended December 31, 2014 compared to December 31, 2013

The cash outflow from operating activities decreased by $512,605 to $1,638,925 (2013 – $2,151,530) due to lower financing charges and lower changes in operating working capital.

Cash flows from investing activities decreased by $5,141,168 to ($1,249,652) (2013 – $3,891,516) due mainly to the funds received on the sale of the Springer Mining Company in 2013.

Cash inflows from financing activities increased by $3,666,014 to $2,520,888 (2013 - $1,145,126) as a result of private placements issued in 2014.

Summary of quarterly results (US$)

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(577,174)	(779,384)	(221,294)	(271,804)	(2,197,558)	(22,060,858)	(521,895)	(910,288)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.01)	(0.00)	(0.00)	(0.02)	(0.13)	(0.01)	(0.01)

Financial Position

Cash

The decrease in cash of $367,689 to $417,386 (2013 - $785,075) results from the preparation of a PEA as well as a drilling program at the Nyngan project.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $3,834 to $6,444 at December 31, 2014 (2013 - $10,278) is due to the regular amortization of these items.

Mineral interests

Mineral interests have increased by $1,399,520 to $3,012,723 at December 31, 2014 (2013 - $1,613,203) due mainly to the final payment made to secure the Nyngan property in mid-2014. Also annual fees to maintain ownership of the Tordal property in Norway contributed to this increase.

Notes Payable and Accrued Liabilities

Notes payable and accrued liabilities have decreased by $174,368 to $73,245 at December 31, 2014 (2013 – $247,613) due mainly to decreased levels of activity.

Promissory notes and convertible debenture payable (current and long-term)

Current promissory notes payable and convertible debenture increased by $645,125 due to the replacement of a convertible debenture (2013 - $650,000) and a promissory note (2013 - $1,204,875) due in June 2014 with a new promissory note of $2,500,000 maturing in December of 2015.

Capital Stock

Capital stock increased by $1,875,763 to $89,186,471 (2013 - $87,310,708) as a result of the issuance of common shares in the second and third quarter of 2014.

Additional paid-in capital increased by $311,288 to $2,419,615 (2013 - $2,108,327) as a result of the granting of stock options.

Treasury shares remained at $1,264,194 through the 2014 fiscal period.

Off-balance sheet arrangements

At December 31, 2014, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

ADDITIONAL INFORMATION AND ACCOUNTING PRONOUNCEMENTS

Outstanding share data

At February 20, 2015 we had 198,604,790 issued and outstanding common shares, 14,810,000 outstanding stock options at a weighted average exercise price of C$0.11. No warrants are outstanding at February 20, 2015.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the period ended December 31, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2014 and 2013, we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Management’s report on internal control over financial reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2014.

Changes in Internal Control.  There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2015 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2015, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2014 and 2013 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1
Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009*
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014

3.2	Corporate Articles* Amendment to Corporate Articles dated November 10, 2014
10.1*	2008 Stock Option Plan
10.2*	Management Contract with George Putnam dated May 1, 2010
10.3**	Management Contract with Edward Dickinson dated August 13, 2011
10.4***	Loan Agreement dated June 24, 2014
14.1****	Board of Directors Code of Conduct
21.1	List of Subsidiaries
23.1	Consent of Davidson & Company LLP
23.2	Consent of Nigel Ricketts
23.3	Consent of Stuart Hutchin
23.4	Consent of Maxel Rangott
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

* Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
** Previously filed as an exhibit to the Form 10-K/A filed May 1, 2014 and incorporated herein by reference.
*** Previously filed as an exhibit to the Form 10-Q filed August 12, 2014 and incorporated herein by reference.
**** Previously filed as an exhibit to the Form 10-K filed on March 25, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Date: February __, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	February __ , 2015
George Putnam

/s/ William Harris	Chairman and Director	February __, 2015
William Harris

/s/ Willem Duyvesteyn	Director	February __, 2015
Willem Duyvesteyn

/s/ Warren Davis	Director	February __, 2015
Warren Davis

/s/ Barry Davies	Director	February __, 2015
Barry Davies

/s/ Edward Dickinson	Principal Accounting Officer and	February __, 2015
Edward Dickinson	Principal Financial Officer

(Formerly EMC Metals Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

 YEAR ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

We have audited the accompanying consolidated financial statements of Scandium International Mining Corp. (the “Company”), which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders’ equity for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Scandium International Mining Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Scandium International Mining Corp. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

February 20, 2015

Scandium International Mining Corp.
(Formerly EMC Metals Corp.)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2014	December 31, 2013

ASSETS

Current
Cash	$417,386	$785,075
Prepaid expenses and receivables	57,433	127,410

Total Current Assets	474,819	912,485

Restricted cash (Note 3)	-	149,868
Property, plant and equipment (Note 5)	6,444	10,278
Mineral interests (Note 6)	3,012,723	1,613,203

Total Assets	$3,493,986	$2,685,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$51,343	$77,613
Accounts payable with related parties	21,902	170,000
Convertible debentures (Note 7)	-	650,000
Promissory notes payable (Note 8)	2,500,000	1,204,875

Total Liabilities	2,573,245	2,102,488

Stockholders’ Equity
Capital stock (Note 10) (Authorized: Unlimited number of shares; Issued and outstanding: 198,604,790 (2013 – 165,358,337))	89,186,471	87,310,708
Treasury stock (Note 11) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 10)	2,419,615	2,108,327
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(88,567,751)	(86,718,095)

Total Stockholders’ Equity	920,741	583,346

Total Liabilities and Stockholders’ Equity	$3,493,986	$2,685,834

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
(Formerly EMC Metals Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

	Year ended December 31, 2014	Year ended December 31, 2013

EXPENSES
Amortization (Note 5)	$3,834	$4,182
Consulting	51,000	88,178
Exploration	493,107	338,694
General and administrative	150,218	168,656
Insurance	28,668	24,844
Professional fees	139,572	124,592
Salaries and benefits	432,955	446,484
Stock-based compensation (Note 10)	311,288	74,609
Travel and entertainment	58,381	31,263

Loss from continuing operations before other items	(1,669,023)	(1,301,502)

OTHER ITEMS
Foreign exchange gain (loss)	(65,647)	15,966
Write-off of mineral interests (Note 6)	-	(50,000)
Interest expense	(114,986)	(508,919)

	(180,633)	(542,953)

Loss from continuing operations for the year	(1,849,656)	(1,844,455)

Loss from discontinued operations (Note 4)	-	(23,846,144)

Loss and comprehensive loss for the year	$(1,849,656)	$(25,690,599)

Basic and diluted loss per common share
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	$(0.15)
Total loss per share	$(0.01)	$(0.16)

Weighted average number of common shares outstanding	184,252,595	165,358,337

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
(Formerly EMC Metals Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year ended December 31, 2014	Year ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(1,849,656)	$(25,690,599)
Items not affecting cash:
Amortization	3,834	21,974
Unrealized foreign exchange	-	10,349
Stock-based compensation	311,288	74,609
Write-off of mineral properties and property, plant & equipment	-	23,477,283
Finance charge	-	207,940

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	69,977	(37,222)
Decrease in accounts payable and accrued liabilities	(174,368)	(215,864)
	(1,638,925)	(2,151,530)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	149,868	-
Proceeds from sale of property, plant and equipment	-	5,000,000
Additions to unproven mineral interests	(1,399,520)	(1,108,484)
	(1,249,652)	3,891,516

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,909,345	-
Share issuance costs	(33,582)	-
Receipt of promissory note	2,500,000	1,344,874
Convertible debenture	-	650,000
Payment of promissory note and convertible debenture	(1,854,875)	(3,140,000)
	2,520,888	(1,145,126)

Change in cash during the year	(367,689)	594,860
Cash, beginning of year	785,075	190,215

Cash, end of year	$417,386	$785,075

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
(Formerly EMC Metals Corp.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars)

	Capital Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid in Capital	Treasury Stock	Comprehensive Loss	Deficit	Total
		$	$	$	$	$	$
Balance, December 31, 2012	165,358,337	87,310,708	2,033,718	(1,264,194)	(2,844,668)	(61,027,496)	24,208,068
Stock-based compensation	-	-	74,609	-	-	-	74,609
Foreign currency translation adjustment on disposal of Springer Mining Company	-	-			1,991,268	-	1,991,268
Loss for the year	-	-	-	-	-	(25,690,599)	(25,690,599)
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placements	33,246,453	1,875,763	-	-	-	-	1,875,763
Stock-based compensation	-	-	311,288	-	-	-	311,288
Loss for the year	-	-	-	-	-	(1,849,656)	(1,849,656)
Balance, December 31, 2014	198,604,790	89,186,471	2,419,615	(1,264,194)	(853,400)	(88,567,751)	920,741

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Scandium International Mining Corp. (the “Company”), formerly known as EMC Metals Corp., is a specialty metals and alloys company focusing on scandium and other specialty metals.

The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

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

The sale also included the transfer of interests in the Company’s Carlin Vanadium property assets and the Copper King property tungsten assets in Nevada to AMB, along with Springer Tungsten.

One of Scandium International Mining Corp.’s directors is also a director of the company that purchased Springer. The common director recused himself from director level voting on all board level decisions related to the sale.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., EMC Metals Corp Australia Pty Ltd., Wolfram Jack Mining Corp., The Technology Store, Inc., and Springer Mining Company. The Springer Mining Company was sold on December 31, 2013 with all of its costs being absorbed by the purchaser from September 13 until December 31, 2013. All significant intercompany accounts and transactions have been eliminated on consolidation.

b)	Change in functional and presentation currency

The Company’s expenses and overheads are now primarily being incurred in United States Dollars (“USD”) and it is anticipated that cash flows will continue to be primarily in USD. Accordingly the Company determined that effective January 1, 2013, the functional currency of the Company would change from the Canadian Dollar to the USD for the parent company and its wholly owned subsidiaries. Amounts of $853,400 remaining in accumulated other comprehensive loss pertain to historical translation differences as a result of prior period differences in functional currencies.

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

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

d)	Investment in trading securities

The Company’s trading securities are reported at fair value, with unrealized gains and losses included in earnings.

e)	Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated amortization, calculated as follows:

Plant and equipment	5% straight line
Building	5% straight line
Computer equipment	30% straight line
Small tools and equipment	20% straight line
Office equipment	20% straight line
Automobile	30% straight line
Leasehold improvements	Over life of the lease

f)	Mineral interests and exploration and development costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral interest is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral interests are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).

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

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2014, there were no warrants (2013 – 3,750,000) and 15,378,750 options (2013 – 14,168,750) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

k)	Foreign exchange

The Company's functional currency is the USD. Any monetary assets and liabilities that are in a currency other than the USD are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into USD are included in current results of operations.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

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

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2014 and 2013, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

o)	Fair value of financial assets and liabilities

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$417,386	$417,386	$—	$—

Total	$417,386	$417,386	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

p)	Recently Adopted and Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the period ended December 31, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

During 2013, the Company identified a buyer for its tungsten properties and related plant and mill held by its subsidiary, Springer Mining Company (“Springer”). On September 13, 2013, the Company signed a binding Letter Of Intent (“LOI”) to sell 100% of the Springer Mining Company entity, its assets and mineral and water rights to Americas Bullion Royalty Corp. (“AMB”), for $5 million cash. The transaction was finalized on December 31, 2013.

At the signing of the LOI, AMB paid $3.1 million directly to the existing convertible debt holder to retire a maturing debt plus accumulated interest.
•	Cash paid by AMB to the convertible debt holder paid the debt in full and released the security interest in the Springer property and assets,
•	The cash advanced by AMB formed a new loan, with AMB as lender, as at September 13, 2013,
•	The new loan carried a zero interest rate, and
•	AMB agreed to additionally fund all Springer property carrying costs until the final payment and closing date.

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

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

4.	DISCONTINUED OPERATIONS (cont’d…)

A comparison of the Net Loss from discontinued operations for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

EXPENSES
Amortization	$-	$17,792
Consulting	-	89,121
General and administrative	-	198,024
Insurance	-	46,342
Professional fees	-	2,263
Salaries and benefits	-	301,837
Travel and entertainment	-	2,166

OTHER ITEMS
Interest expense	-	56,250
Write-off of mineral interests and property, plant and equipment	-	21,436,015
Allocated cumulative translation adjustment	-	1,991,268
Other income	-	(294,934)

Net loss from discontinued operations	$-	$(23,846,144)

	2014	2013

Cash flows from discontinued operations
Net cash used in (from) operating activities	$-	$401,069
Net cash used in (from) investing activities	-	-
Net cash used in (from) financing activities	-	-

Net cash used in (from) discontinued operations	$-	$401,069

Non-cash transactions from discontinued operations
Returned Cosgrave ranch and water rights included in property, plant and equipment in settlement of promissory notes payable	$-	$3,750,000

5.	PROPERTY, PLANT AND EQUIPMENT

2014 Continuing Operations
	December 31, 2013 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2014 Net Book Value
Computer equipment	$2,375	$-	$(679)	$1,696
Office equipment	7,903	-	(3,155)	4,748

Property, plant and equipment	$10,278	$-	$(3,834)	$6,444

2013 Continuing Operations
	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Computer equipment	$3,402	$-	$(1,027)	$2,375
Office equipment	11,058	-	(3,155)	7,903

Property, plant and equipment	$14,460	$-	$(4,182)	$10,278

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

5.	PROPERTY, PLANT AND EQUIPMENT (cont’d…)

2013 Discontinued Operations	December 31, 2012 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2013 Net Book Value
Land and water rights	$4,252,146	$(4,252,146)	$-	$-
Plant and equipment	25,749,852	(25,749,852)	-	-
Buildings	165,959	(163,235)	(2,724)	-
Automobiles	11,262	(9,134)	(2,128)	-

Property, plant and equipment	$30,179,219	$(30,174,367)	$(4,852)	$-

Land and water rights are in respect of properties in Nevada. The plant and equipment is comprised of the Springer Plant and Mill in Nevada which was sold to AMB as part of the binding LOI signed September 13, 2013.

6.	MINERAL INTERESTS

December 31, 2014	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2013	$1,613,203	$-	$1,613,203
Additions	1,399,520		1,399,520
Balance December 31, 2014	$3,012,723	$-	$3,012,723

December 31, 2013	Scandium and other	Tungsten	Total

Acquisition costs, continuing operations

Balance, December 31, 2012	$554,719	$-	$554,719
Additions	1,108,484	-	1,108,484
Write-off	(50,000)	-	(50,000)
Balance, December 31, 2013	$1,613,203	$-	$1,613,203
Acquisition costs, discontinued operations
Balance, December 31, 2012	$-	$198,463	$198,463
Disposal	-	(198,463)	(198,463)
Balance, December 31, 2013	$-	$-	$-

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

Royalties attached to the Nyngan property include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a US$370k cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

6.	MINERAL INTERESTS (cont’d…)

Tørdal and Evje-Iveland properties, Norway

During 2012 the Company entered into an option agreement with REE Mining AS (“REE”) to earn up to a 100% interest in the Tørdal and Evje-Iveland properties pursuant to which the Company paid $130,000 and issued 1,000,000 common shares valued at $40,000. To earn its interest, the original agreement required the Company to pay REE an additional $500,000, incur $250,000 of exploration work and issue 250,000 common shares upon releasing the second of two full feasibility studies on the two properties. The Company subsequently renegotiated the payments required to earn the interest and the Evje-Iveland property was removed from the option agreement. Pursuant to the amendment, the Company earned a 100% interest in the Tørdal property by paying an additional $35,000 and granting a 1% Net Smelter Return (“NSR”) payable to REE.

Honeybugle property, Australia

In April of 2014 we also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project. $69,000 in expenses were incurred in respect of this property.

Hogtuva property, Norway

During 2011 the Company entered into an option agreement with REE to earn a 100% interest in three scandium and beryllium exploration sites in Norway pursuant to which the Company paid $50,000. To earn its interest, the original agreement required the Company to pay REE an additional $100,000 and issue up to 200,000 common shares. During 2013, the Company renegotiated the payments required to earn the interest and removed two of the exploration sites from the agreement.

Pursuant to the amendment, the Company earned a 100% interest in the Hogtuva property in consideration for the $50,000 original payment and the grant of a 1% NSR payable to REE. In early 2014 a decision was made by the Company not to renew its interest in the Hogtuva property and $50,000 in acquisition costs were written off during the year ended December 31, 2013.

TUNGSTEN PROPERTY

Springer Property

On November 21, 2006, the Company acquired all outstanding and issued shares of Springer Mining Company (“Springer”). Included in the assets of Springer and allocated to property, plant and equipment (Note 5) are the Springer Mine and Mill located in Pershing County, Nevada. The Company agreed to sell Springer Mining Company on September 13, 2013 (see Note 4), for $5 million, along with the Copper King Tungsten property and the Carlin Vanadium property. The transaction was completed and fully funded on December 31, 2013.

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

On February 17, 2012, the Company completed a $3,000,000 loan financing consisting of a term loan of $1,000,000 (Note 8), a convertible debenture of $2,000,000 and warrants to acquire 3,000,000 common shares. The convertible debenture had a maturity date of August 15, 2013 and bore interest at 7% per annum.  The lender had the option to convert a maximum of $2,000,000 of the principal amount of the loan into 10,000,000 common shares of the Company.  The loan was secured by an interest in the assets of the Company’s subsidiary, Springer Mining Company.  There was no beneficial conversion feature associated with the conversion option. The warrants were exercisable at C$0.20 per share expiring February 15, 2014.  A relative fair value of $217,267 was assigned to the warrants and recorded in additional paid in capital.  The Company paid financing costs of $249,827 and also issued 750,000 purchase warrants exercisable at C$0.20 per share expiring February 15, 2014.  These warrants were valued at $58,716 with a volatility of 120%, expected life of 2 years, risk free rate of 1.0% and expected dividend yield of 0.0% and recorded in additional paid in capital.  The financing costs were allocated between debt and the equity components.  This resulted in a convertible debenture carrying amount of $1,663,681 upon deducting a debt discount of $336,319 from the principal balance of $2,000,000.  During 2013, the Company recognized $138,627 in accretion through interest expense.  This financing was repaid in full on September 13, 2013.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

8.	PROMISSORY NOTES PAYABLE

	December 31, 2014		December 31, 2013
Promissory Note related to discontinued operations
Promissory note with a principal balance of $3,750,000, bearing interest at 6% per annum, maturing July 3, 2013 and secured by land and water rights.
During 2008 the Company entered into a promissory note for $6,750,000 as consideration for the acquisition of land and water rights. The Company subsequently made principal payments of $3,000,000 consisting of a cash payment of $1,000,000 and 4,728,000 units of the Company equity valued at $2,000,000. Each unit consisted of one common share and one-half share purchase warrant exercisable at C$0.75 each and exercisable for a period of two years. The note was secured by a First Deed of Trust on the Cosgrave property land and water rights.
In June 2013 the Company returned, to the note holder, the Cosgrave Ranch for the value of the promissory note thereby extinguishing this debt. (Note 5)
	$ Nil	$	Nil

Promissory Notes related to continuing operations
On June 24, 2014, the Company completed a $2,500,000 loan financing which includes a convertible feature. The loan has a maturity date of December 24, 2015 and bears loan interest that increases in quarterly increments from 4% to a maximum of 12%. The full loan can be converted into an effective 20% JV interest in Nyngan and Honeybugle. This conversion features can convert at the lender’s option or once the Company raises $3,000,000 in equity. The 20% JV partner has a carried interest until the Company meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either JV property. The JV partner becomes fully participating on development and build costs thereafter. The JV partner holds an option to convert their 20% JV interest into equivalent value of the Company’s shares, at market prices, rather than participate in construction. The JV partner’s option to convert its project interest to the Company’s shares is a one-time option, at such time the partner becomes fully participating on project costs. If the Company is unable to raise $3,000,000 and repay the loan, the lender may exercise a purchase option wherein the debt will be settled in exchange for 100% interest in the Nyngan mineral rights.
	2,500,000		Nil

On June 24, 2013 the Company completed a $1,204,875 financing consisting of a series of insider and non-insider loans. The loans had a maturity date in June 2014 and bore interest at 10% per annum. The loans were secured by the ownership interest the Company has or earns in the Nyngan Scandium Project. As an inducement to enter into this loan, the lenders received a royalty of 0.2% of average scandium sales value, produced from the Nyngan property, on the first 100 tonnes of scandium oxide product produced and sold. The royalty was capped at $370,000 and the Company retained a right to buy back the royalty from the lenders or their assigns for $325,000 at any time up to the commencement of first production, or three years from the loan date, whichever occurs first. This financing was paid in full in June 2014.
	Nil		1,204,875

During the year ended December 31, 2012, the Company completed a $3,000,000 loan financing which included a $1,000,000 note payable bearing interest of 7% per annum maturing August 15, 2013. Presented is this principle balance, less financing costs, which are amortized over the term of the debt using the effective interest method. This resulted in a carrying costs of $831,841 upon deducting a debt discount of $168,159 from the principal balance of $1,000,000. During 2013, the Company recognized $69,313 in accretion through interest expense. During 2012, the Company recognized $98,847 in accretion through interest expense. The note payable was secured by an interest in the Company’s subsidiary, Springer Mining Company. The financing was repaid in full on September 13, 2013.
	Nil		Nil

Less current portion	(2,500,000)		(1,204,875)
	$ Nil		$ Nil

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

9.	RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2013, the Company accrued a consulting fee of $85,000 for one of its directors. There is $59,500 for consulting fees incurred during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company granted stock options to directors with a fair value of $133,397. During the year ended December 31, 2013, the Company did not grant stock options to directors.

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
	Number	Weighted average exercise price in Canadian $	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2012	3,750,000	$0.20	13,546,250	$0.14
Granted	-	-	2,100,000	0.07
Cancelled	-	-	(1,477,500)	0.34
Exercised	-	-	-	-

Outstanding, December 31, 2013	3,750,000	0.20	14,168,750	0.12
Granted	-	-	3,725,000	0.12
Cancelled	(3,750,000)	0.20	(2,515,000)	0.17
Exercised	-	-	-	-

Outstanding, December 31, 2014	-	$-	15,378,750	$0.11

Number currently exercisable	-	$-	14,398,750	$0.11

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at December 31, 2014, incentive stock options were outstanding as follows:

	Number of options	Exercise Price in Canadian $	Expiry Date

Options
	568,750	0.250	January 4, 2015(1)
	500,000	0.050	May 9, 2015
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019
	200,000	0.100	December 30, 2019

	15,378,750

(1)	These options expired unexercised.

As at December 31, 2014 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $92,525 (2013 - $Nil).

As at December 31, 2014, there were no warrants outstanding.

Stock-based compensation

During the year ended December 31, 2014, the Company recognized stock-based compensation of $311,288 (December 31, 2013 - $74,609) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were 3,725,000 stock options issued during the year ended December 31, 2014 (December 31, 2013 – 2,100,000).

The weighted average fair value of the options granted in the year was C$0.12 (2013 - C$0.03).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2014	2013

Risk-free interest rate	0.86%	0.62%
Expected life	5 years	5 years
Volatility	148.81%	144.60%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

11.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2014 and December 31 2013	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

12.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2014	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$6,444	$6,444
Mineral interests	238,670	2,774,053	-	3,012,723

	$238,670	$2,774,053	$6,444	$3,019,167

December 31, 2013	Norway	Australia	United States	Total

Property, plant and equipment	$-	$-	$10,278	$10,278
Mineral interests	203,181	1,410,022	-	1,613,203

	$203,181	$1,410,022	$10,278	$1,623,481

13.	DEFERRED INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2014	2013

Loss before income taxes	$(1,849,656)	$(1,844,455)

Expected income tax (recovery)	(481,000)	(475,000)
Change in statutory, foreign tax, foreign exchange rates and other	(9,000)	(142,000)
Permanent difference	82,000	22,000
Share issue costs	-	-
Sale of subsidiary	-	(599,000)
Adjustment to prior years provision versus statutory tax returns and	-	82,000
Change in unrecognized deductible temporary differences	408,000	1,112,000
Total Income tax expense (recovery)	$-	$-

The Canadian income tax rate declined during the year due to changes in the law that reduced corporate income tax rates in Canada/British Columbia.

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows;

	2014	2013
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,013,000	$885,000
Property and equipment	79,000	78,000
Share issue costs	33,000	37,000
Marketable securities	19,000	19,000
Allowable capital losses	1,945,000	1,945,000
Non-capital losses available for future periods	3,396,000	3,113,000
	6,485,000	6,077,000
Unrecognized deferred tax assets	(6,485,000)	(6,077,000)
Net deferred tax assets	$-	$-

Scandium International Mining Corp. (Formerly EMC Metals Corp.) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Expressed in US Dollars)

13.	DEFERRED INCOME TAX (cont’d…)

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2014	Expiry Date Range	2013	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$3,897,000	No expiry date	$3,404,000	No expiry date
Property and equipment	304,000	No expiry date	300,000	No expiry date
Share issue costs	127,000	2034 to 2037	140,000	2034 to 2037
Marketable securities	145,000	No expiry date	145,000	No expiry date
Allowable capital losses	7,482,000	No expiry date	7,482,000	No expiry date
Non-capital losses available for future periods	13,063,000	2015 to 2034	11,973,000	2014 to 2033

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2014	2013

Cash paid during the year for interest	$114,986	$355,771

Cash paid during the year for income taxes	$-	$-

There were no significant non-cash transactions in the year ended December 31, 2014. For the year ended December 31, 2013, the Company settled promissory notes payable of $3,750,000 by returning the Cosgrave ranch and water rights included in property, plant and equipment with a value of $3,750,000.