Form 10-K/A
period 2014-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-03-02
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Scandium International Mining Corp. (the "Company") on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"), is to furnish Exhibit 101 to the Form 10-K

PART I

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