Form 10-K/A
period 2014-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-03-03
CIK 1408146

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of Scandium International Mining Corp. on Form 10-K for the year ended December 31, 2014 is to correct a technical error on the dating of the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By: /s/ George Putnam

     George Putnam

President and Principal Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	February 27, 2015
George Putnam

/s/ William Harris	Chairman and Director	February 27, 2015
William Harris

/s/ Willem Duyvesteyn	Director	February 27, 2015
Willem Duyvesteyn

/s/ Warren Davis	Director	February 27, 2015
Warren Davis

/s/ Barry Davies	Director	February 27, 2015
Barry Davies

/s/ Edward Dickinson	Principal Accounting Officer and Principal Financial Officer	February 27, 2015
Edward Dickinson