Form 10-K/A
period 2014-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-04-30
CIK 1408146

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

SCANDIUM INTERNATIONAL MINING CORP.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 199,004,790 common shares as at April 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 27, 2015, as amended on March 2, 2015 and March 3, 2015, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2014.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at April 27, 2015, one Canadian dollar was equal to approximately $0.83 in U.S. Currency.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
George Putnam	61	President, Chief Executive Officer and Director	May 3, 2010
Willem P.C. Duyvesteyn	70	Chief Technology Officer and Director	December 16, 2009
William B. Harris	68	Chairman of the Board and Director	June 15, 2007
Barry Davies	65	Director	January 20, 2010
Warren K. Davis	70	Director	May 30, 2012
James R. Rothwell	65	Director	July 17, 2014
Edward Dickinson	68	Chief Financial Officer	September 1, 2011
John Thompson	67	Vice President of Project Development	March 8, 2011

Members of the Board of Directors hold office until the Company’s next annual general meeting of shareholders or until his or her successor have been duly appointed or elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

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

For the following reasons, the Board concluded that Mr. Putnam should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Putnam’s extensive experience in the mineral exploration industry brings essential management skills to the Board.

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

For the following reasons, the Board concluded that Mr. Duyvesteyn should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Duyvesteyn’s extensive experience allows him to bring technical expertise in regard to mine development and operations, as well as metallurgical expertise, to the Board. In addition Mr. Duyvesteyn owns a significant percentage of our common stock.

William Harris, Chairman of the Board. Mr. Harris is a partner in Solo Management Group, LLC, an investment and management consulting partnership. He was previously a board member for Energy Metals Corporation, Chairman and Executive Committee member of the American Fiber Manufacturers Association, and President and CEO of Hoechst Fibers Worldwide, the global acetate and polyester business of Hoechst AG. At Hoechst Fibers Worldwide, Mr. Harris managed the business' $5 billion operation, comprised of 21,000 employees and production locations in 14 different countries. Other positions within Hoechst and its subsidiaries included Chairman of the Board (Presidente del Consejo) of Celanese Mexicana SA, a publicly-traded company in Mexico; Vice President, Finance and Executive Vice President and director of Celanese Canada Inc., a publicly-traded company in Canada, and Vice President and Treasurer and Chairman of the Audit Committee of Hoechst Celanese Corporation. Mr. Harris is currently a member of the board of directors of Till Capital Ltd., enCore Energy Corp. and Silver Predator Corp. (mineral exploration and royalty companies) Mr. Harris is a graduate of Harvard College, B.A. in English, and Columbia University Graduate School of Business, M.B.A. in finance. He is a Trustee of the Williamstown (MA) Theatre Festival.

For the following reasons, the Board concluded that Mr. Harris should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Harris’ management experience allows him to bring management and finance skills to the Board.

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

For the following reasons, the Board concluded that Mr. Davies should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Davies’ extensive experience on the board of several other mining companies enables him to provide important operating insights to the Board.

Warren K. Davis, Director. Mr. Davis has held numerous senior roles in both minerals and engineering industries, with a focus on energy development, project marketing and business strategy. Mr. Davis currently provides consulting services for Parsons Brinckerhoff Power and ClearFuels Technology, Inc. (both energy companies) His previous positions include roles with Black & Veach, the Bechtel Group, and General Electric Company. Mr. Davis also worked for Utah International Inc. in the minerals industry, specifically in acquisitions and strategy. He was founder and president of Golden Bear Energy Services, a start-up energy company, and has worked in numerous entrepreneurial energy development roles. Mr. Davis has a BS in mechanical engineering from UC Berkeley and an MBA from Stanford University.

For the following reasons, the Board concluded that Mr. Davis should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Davis’ extensive experience on the board of several other mining companies enables him to provide important operating insights to the Board.

James R. Rothwell, Director. Mr. Rothwell has held numerous senior management roles and board positions in Canadian public mining companies, including Chairman of Shore Gold Inc. and Kensington Resources Ltd., Board Director for Motapa Diamonds Inc. and President, CEO and Director of Inca Pacific Resources and Dia Met Minerals Ltd. Prior to these Canadian company positions, he served for 27 years with Utah International and BHP in a number of business roles in the US, Canada, Brazil and Australia. With BHP, Mr. Rothwell's operational experience included thermal coal, iron ore, coking coal, manganese, diamonds, and the leadership of the BHP Minerals marketing effort worldwide. His role as President, BHP Diamonds saw him lead BHP into the diamond industry in 1997, via development of the EKATI Diamond Mine in NWT, Canada, from mine construction (C$1Bn) through commissioning to operation. Jim was instrumental in the formation of an independent marketing channel for diamonds in Antwerp. He has served on minerals industry associations in Australia, the USA and Canada. Jim has a BA (Economics) and an MBA (Finance/Accounting) from Stanford University.

For the following reasons, the Board concluded that Mr. Rothwell should serve as a director of Scandium International Mining Corp. in light of its business and structure. Mr. Rothwell’s extensive experience on the board of several other mining companies enables him to provide important operating insights to the Board.

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

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

George Putnam	N/A
Willem P.C. Duyvesteyn	N/A
William B. Harris	Till Capital Ltd., enCore Energy Corp. (formerly Wolfpack Gold Corp.), and Silver Predator Corp.
Barry Davies	N/A
Warren K. Davis	N/A
James R. Rothwell	N/A

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

To the Company’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2014, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934 except for one Executive Officer who filed one Form 4 late.

ETHICAL BUSINESS CONDUCT

The Board has adopted a Code of Ethics (the “Code”) as a guideline for the oversight of the ethical conduct of management. The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed. The Company Code of Conduct is available on the Company’s website at www.scandiummining.com.

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews the Company’s financial reporting compliance procedures. The members of the Audit Committee are Mr. Harris, Mr. Davis, Mr. Davies and Mr. Rothwell. Mr. Harris (independent) is the Audit Committee financial expert by way of his previous experience in finance, treasury and audit committee functions.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2014; (2) received a report from Davidson & Company LLP, our independent auditors, on the matters required to be discussed by Statement on

Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526; and (4) considered whether or note the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Submitted by the Audit Committee
William B. Harris, Member
Barry Davies, Member
Warren K. Davis, Member

James R. Rothwell, Member

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Putnam, President, CEO and Director	2014	$200,002	$Nil	$Nil	$54,822(2)	$Nil	$Nil	$Nil	$254,824
	2013	$200,000	$Nil	$Nil	$3,894(2)	$Nil	$Nil	$Nil	$203,894
Edward Dickinson, CFO	2014	$52,500	$Nil	$Nil	$39,871(3)	$Nil	$Nil	$Nil	$92,371
	2013	$125,000	$Nil	$Nil	$8,901(3)	$Nil	$Nil	$Nil	$108,901
John Thompson, V.P. Project Development	2014	$59,985	$Nil	$Nil	$44,854(4)	$Nil	$Nil	$Nil	$104,839
	2013	$51,897	$Nil	$Nil	$7,853(4)	$Nil	$Nil	$Nil	$59,750

(1)	Calculated in accordance with ASC 718.
(2)	Mr. Putnam was awarded options to purchase 200,000 common shares at C$0.10 (fully vested) on May 9, 2013 and options to purchase 550,000 common shares at C$0.12 (fully vested) on July 25, 2014.
(3)

Mr. Dickinson was awarded options to purchase 200,000 common shares at C$0.05 (fully vested on May 9, 2013 and options to purchase 400,000 common shares at C$0.12 (vesting 20% on issue and 20% at each of the following 6 months) on July 25, 2014.

(4)

Mr. Thompson was awarded options to purchase 100,000 common shares at C$0.05 (fully vested) on May 9, 2013 and options to purchase 450,000 common shares at C$0.12 (vesting 20% on issue and 20% at each of the following 6 months) on July 25, 2014.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table sets forth a summary of our outstanding incentive stock options for each Named Executive Officer as of December 31, 2014.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date
George Putnam, President, CEO and Director	Nil	2,500,000 400,000 400,000 200,000 550,000	Nil Nil Nil Nil Nil	0.10 0.08 0.07 0.10 0.12	11/5/2015 4/24/2017 8/8/2017 5/9/2018 7/25/2019
Edward Dickinson, CFO	Nil	300,000 100,000 200,000 400,000	Nil Nil Nil Nil	0.155 0.08 0.05 0.12	9/15/2016 4/24/2017 5/9/2015 7/25/2019
John Thompson, V.P. Project Development	Nil	500,000 100,000 100,000 450,000	Nil Nil Nil Nil	0.25 0.08 0.05 0.12	5/16/2016 4/24/2017 5/19/2015 7/25/2019

OPTION EXERCISES

No stock options were exercised by the Named Executive Officers during the year ended December 31, 2014.

DIRECTORS’ COMPENSATION

No Directors’ fees were paid during the year ended December 31, 2014.

There are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2014 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

The aggregate direct remuneration paid or payable by the Company and its subsidiary (the financial statements of which are consolidated with those of the Company) to the directors of the Company during the fiscal year ended December 31, 2014 was $Nil. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2014 were Mr. Harris, Mr. Davies, Mr. Davis and Mr. Rothwell.

Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for reviewing and approving the remuneration of the senior management of the Company, including the President and chief executive officer and chief financial officer. The guiding philosophy of the Compensation Committee in the determination of executive compensation is ensuring that the Company is able to attract the best possible candidates for management positions, given the high level of competition for competent management in the mining industry, and to align the interests of management with those of the Company’s shareholders.

The Company’s executive compensation policies are designed to recognize and reward individual contribution, performance and level of responsibility and ensure that the compensation levels remain competitive with other companies in the same industry. The key components of total compensation are base salary and incentives.

The Compensation Committee has no formal process for determining appropriate base salary ranges. Currently the Company pays executive compensation in the form of a base salary to its President and chief executive officer and chief financial officer only. The base salary to the President was based on a proposal from the President, which were accepted by the Company after considering his experience and expected responsibility and contribution to the Company.

Pursuant to a management contract with the President and chief executive officer, in the event of a change in control of the Company, the President and chief executive officer will be paid a termination payment equal to three times his base salary. In the event that the President and chief executive officer is terminated without cause, he will be paid a termination payment equal to six months’ base salary plus one additional month of salary for each full year of service, to a maximum of twenty-four months.

Pursuant to a management contract with the chief financial officer, in the event of a change in control of the Company, the chief financial officer will be paid a termination payment equal to one year’s base salary.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an employee of the Company during the fiscal year ended December 31, 2014 (or subsequently). No current member of the Compensation Committee formerly served as an officer of the Company, and none of the current members of the Compensation Committee have entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee hereby reports to the Board of Directors that, in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have:

  reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and
  based on such review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10K for the fiscal year ended December 31, 2014.
Submitted by the Compensation Committee:
William B. Harris, Member
Barry Davies, Member
Warren K. Davis, Member
James R. Rothwell, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	15,378,750	0.14	14,411,968
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	15,378,750	0.14	14,411,968

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, as at April 27, 2015, there are no beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights other than as disclosed below.

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued
Resource Re Ltd. Coeur d’Alene, Idaho, USA	15,072,333	Common Shares	7.57

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.com, or from the shareholder, and includes direct and indirect holdings.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 27, 2015 by:

(i)	each director of the Company;
(ii)	each of the Named Executive Officers of the Company; and
(iii)	all directors and executive officers as a group.

Except as noted below, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1) (%)
George Putnam 1430 Greg Street, Suite 501 Sparks, NV 89431	8,192,010(2)	4.03
William Harris138 Sota Drive Jupiter, FL 33458	2,180,000(3)	1.08
Willem Duyvesteyn 2200 Del Monte Lane Reno, NV 89511	29,153,119(4)	14.50
Barry Davies 1430 Greg Street, Suite 501 Sparks, NV 89431	7,770,000(5)	3.87
Warren Davis 1430 Greg Street, Suite 501 Sparks, NV 89431	2,583,529(6)	1.29
James R. Rothwell 472 S State Street, Suite 201 Bellingham, WA 98225	1,902,882(7)	0.95
John Thompson 30 Kincardine Drive Benowa QLD, 4217	4,196,200(8)	2.10
Edward Dickinson 1430 Greg Street, Suite 501 Sparks, NV 89431	1,080,708(9)	0.54
All officers and directors (7) persons:	56,062,248	26.29

(1)

These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows:

(2)	Includes options to purchase 4,450,000 common shares.
(3)	Includes options to purchase 2,150,000 common shares.
(4)	Includes options to purchase 2,100,000 common shares.
(5)	Includes options to purchase 1,800,000 common shares.
(6)	Includes options to purchase 1,300,000 common shares.
(7)	Includes options to purchase 800,000 common shares.
(8)	Includes options to purchase 860,000 common shares.
(9)	Includes options to purchase 640,000 common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 4, 2013, the Company issued convertible loans for total proceeds of $650,000. The convertible loans have a maturity date of 12 months from the closing date and bear interest at the rate of 10% per annum. The principal amount of the loan may be converted into up to 13,000,000 common shares at a rate of $0.05 per share. A total of $600,000 of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $250,000, Willem Duyvesteyn (Director) $100,000, William Lupien (former beneficial owner of more than 5% of the Company shares) $250,000. This convertible loan was repaid in the first two months of 2014.

On June 26, 2013, the Company issued promissory notes for total proceeds of $1,204,875. The promissory notes have a maturity date of 12 months from the closing date and bear interest at the rate of 10% per annum. A total of $1,154,875 of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $579,875, William Lupien (former beneficial owner of more than 5% of the Company shares) $575,000. This promissory note was repaid in June 2014.

On August 27, 2013, the Company issued promissory notes for total proceeds of $100,000. The promissory notes had no maturity date and an interest rate of 10% per annum after 60 days. All of the offering was subscribed for by insiders of the Company as follows: Barry Davies (Director) $50,000 and, George Putnam (President and CEO) $50,000. The loan plus accrued interest was repaid in December 2013.

Related party transactions are reviewed by the board as part of the transaction approval process. Transactions are approved in board of director minutes or unanimous consent documentation. There is no written policy or procedure unique to the review of related party transactions.

DIRECTOR INDEPENDENCE

Our common shares are listed on the Toronto Stock Exchange. Under Toronto Stock Exchange rules, the Board is required to affirmatively determine that each “independent” director has no material relationship with us which would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by Toronto Stock Exchange listing standards: William B. Harris, Warren Davis, Barry Davies, and James Rothwell.

Item 14. Principal Accounting Fees and Services

Davidson & Company LLP has served as the Company’s independent auditors since January 1, 2008, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2015, and until the next annual general meeting of shareholders.

The fees for services provided by Davidson & Company to us in each of the fiscal years ended 2013 and 2014 were as follows:

Fees	2013	2014
Audit Fees	$68,152	$33,887
Audit Related Fees	$Nil	$Nil
Tax Fees	$5,473	$10,386
All Other Fees	$1,352	$180
Total	$75,337	$44,453

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

(2)

“Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation .

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

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification - Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification - Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scandium International Mining Corp.

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Accounting Officer

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	April 30, 2015
George Putnam

/s/ William Harris	Chairman and Director	April 30, 2015
William Harris

/s/ Willem Duyvesteyn	Director	April 30, 2015
Willem Duyvesteyn

/s/ Barry Davies	Director	April 30, 2015
Barry Davies

/s/ Warren K. Davis	Director	April 30, 2015
Warren K. Davis

/s/ James R. Rothwell	Director	April 30, 2015
James R. Rothwell