Form 10-Q
period 2015-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-05-15
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
As of May 14, 2015, the registrant’s outstanding common stock consisted of 199,104,790 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2015

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2015	December 31, 2014

ASSETS

Current
Cash	$165,221	$417,386
Prepaid expenses and receivables	35,708	57,433

Total Current Assets	200,929	474,819

Equipment (Note 3)	5,486	6,444
Mineral interests (Note 4)	3,012,723	3,012,723

Total Assets	$3,219,138	$3,493,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$174,806	$51,343
Accounts payable with related parties	79,931	21,902
Promissory notes payable (Note 6)	2,500,000	2,500,000

Total Liabilities	2,754,737	2,573,245

Stockholders’ Equity
Capital stock (Note 8) (Authorized: Unlimited number of shares with no par
value; Issued and outstanding: 198,604,790 (2014 – 198,604,790))	89,186,471	89,186,471
Treasury stock (Note 9) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 8)	2,433,929	2,419,615
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(89,038,405)	(88,567,751)

Total Stockholders’ Equity	464,401	920,741

Total Liabilities and Stockholders’ Equity	$3,219,138	$3,493,986

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Quarter ended	Quarter ended
	March 31, 2015	March 31, 2014

EXPENSES
Amortization (Note 3)	$958	$958
Consulting	28,000	-
Exploration	133,606	52,756
General and administrative	54,688	47,322
Insurance	(2,226)	6,689
Professional fees	42,808	21,122
Salaries and benefits	116,416	97,294
Stock-based compensation (Note 8)	14,314	1,166
Travel and entertainment	15,935	7,266

Loss before other items	(404,499)	(234,573)

OTHER ITEMS
Foreign exchange loss	(10,463)	(7,231)
Interest expense	(55,692)	(30,000)

	(66,155)	(37,231)

Loss and comprehensive loss for the period	(470,654)	(271,804)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	198,604,790	166,022,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Quarter ended	Quarter ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(470,654)	$(271,804)
Items not affecting cash:
Amortization	958	958
Unrealized foreign exchange	-	5,680
Stock-based compensation	14,314	1,166

Changes in non-cash working capital items:
Decrease in prepaids and receivables	21,725	108,102
Increase in accounts payable and accrued liabilities	181,492	62,726
	(252,165)	(93,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to unproven mineral interests	-	-
	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	192,000
Payment of promissory note and convertible debenture	-	(650,000)
	-	(458,000)

Change in cash during the period	(252,165)	(551,172)
Cash, beginning of period	417,386	785,075

Cash, end of period	$165,221	$233,903

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock				Accumulated
					Other
					Comprehensive
			Additional		Loss (Foreign
	Number of		Paid in	Treasury	Currency
	Shares	Amount	Capital	Stock	Translation)	Deficit	Total
		$	$	$	$	$	$
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346

Private placements	33,246,453	1,875,763	-	-	-	-	1,875,763

Stock-based compensation	-	-	311,288	-	-	-	311,288

Loss for the year	-	-	-	-	-	(1,849,656)	(1,849,656)

Balance, December 31, 2014	198,604,790	89,186,471	2,419,615	(1,264,194)	(853,400)	(88,567,751)	920,741

Stock-based compensation	-	-	14,314	-	-	-	14,314

Loss for the period	-	-	-	-	-	(470,654)	(470,654)

Balance, March 31, 2015	198,604,790	89,186,471	2,433,929	(1,264,194)	(853,400)	(89,038,405)	464,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and with our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Operating results for the three month period ended March 31, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock -based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for- trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available- for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

2.	BASIS OF PRESENTATION (cont’d…)

Financial instruments, including receivables, accounts payable and accrued liabilities, accounts payable with related parties, convertible debentures and promissory notes payable are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$165,221	$165,221	$—	$—

Total	$165,221	$165,221	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

                             Recently Issued Accounting Standards

Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This accounting pronouncement provides guidance on the treatment of Property, Plant and Equipment plus the reporting of discontinued operations and disclosure of disposals of components of an entity. The policy is effective December 15, 2014. The adoption of this standard has had no impact on the presentation of the Company’s financial statements.

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

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

3.	EQUIPMENT

	December 31,	Additions
	2014 Net Book	(disposals)		March 31, 2015
	Value	(write-offs)	Amortization	Net Book Value
Computer equipment	$1,696	$-	$(169)	$1,527
Office equipment	4,748	-	(789)	3,959

Equipment	$6,444	$-	$(958)	$5,486

	December 31,	Additions		December 31,
	2013 Net Book	(disposals)		2014 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$2,375	$-	$(679)	$1,696
Office equipment	7,903	-	(3,155)	4,748

Equipment	$10,278	$-	$(3,834)	$6,444

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

4.	MINERAL INTERESTS

Scandium and
December 31, 2014	other

Acquisition costs

Balance, December 31, 2013	$1,613,203
Additions	1,399,520
Balance December 31, 2014	$3,012,723

Scandium and
March 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Additions	-
Balance, March 31, 2015	$3,012,723

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

Honeybugle property, Australia

In April of 2014 the Company also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

5.	CONVERTIBLE DEBENTURES

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

6.	PROMISSORY NOTES PAYABLE

March 31,	December 31,
2015	2014

On June 24, 2014, the Company completed a $2,500,000 loan financing which includes a convertible feature. The loan has a maturity date of December 24, 2015 and bears loan interest that increases in quarterly increments from 4% to a maximum of 12%. The full loan can be converted into an effective 20% JV interest in Nyngan and Honeybugle. This conversion feature can convert at the lender’s option or once the Company raises $3,000,000 in equity. The 20% JV partner has a carried interest until the Company meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either JV property. The JV partner becomes fully participating on development and build costs thereafter. The JV partner holds an option to convert their 20% JV interest into equivalent value of the Company’s shares, at market prices, rather than participate in construction. The JV partner’s option to convert its project interest to the Company’s shares is a one-time option, at such time the partner becomes fully participating on project costs. If the Company is unable to raise $3,000,000 and repay the loan, the lender may exercise a purchase option wherein the debt will be settled in exchange for 100% interest in the Nyngan mineral rights.

$2,500,000	$2,500,000

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

Nil	Nil
$2,500,000	$2,500,000

7.	RELATED PARTY TRANSACTIONS

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers was repaid in the three months ending March 31, 2014.

During the three month period ended March 31, 2015, the Company incurred a consulting fee of $25,500 for one of its directors of which $17,000 is included in accounts payable. There were no such expenses incurred during the three month period ended March 31, 2014.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On August 26, 2014, the Company issued 5,534,411 common shares at a value of C$0.085 per common share for total proceeds of C$470,425 ($429,900).

On July 11, 2014, the Company issued 4,641,236 common shares at a value of C$0.085 per common share for total proceeds of C$394,505 ($368,325).

On June 26, 2014, the Company issued 10,415,396 common shares at a value of C$0.085 per common share for total proceeds of C$885,309 ($825,433).

On April 24, 2014, the Company issued 4,122,150 common shares at a value of C$0.025 per common share for total proceeds of C$103,053 ($93,687).

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of C$213,332 ($192,000).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants		Stock Options
		Weighted
		average exercise		Weighted average
		price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2013	3,750,000	$0.20	14,168,750	$0.12
Granted	-	-	3,725,000	0.12
Cancelled	(3,750,000)	0.20	(2,515,000)	0.17
Exercised	-	-	-	-

Outstanding, December 31, 2014	-	-	15,378,750	0.11
Granted	-	-	-	-
Cancelled	-	-	(568,750)	0.25
Exercised	-	-	-	-

Outstanding, March 31, 2015	-	$-	14,810,000	$0.11

Number currently exercisable	-	$-	14,075,000	$0.11

As at March 31, 2015, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options
	500,000	0.050	May 9, 2015 Options	(1)
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,335,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019
	200,000	0.100	December 30, 2019

	14,810,000

(1) All of the options set to expire May 9, 2015 were exercised subsequent to period end.

As at March 31, 2015 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $305,291 (2014 - $Nil).

As at March 31, 2015, there were no warrants outstanding.

Stock-based compensation

During the three months ended March 31, 2015, the Company recognized stock-based compensation of $14,314 (March 31, 2014 - $1,166) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were no stock options issued during the three months ended March 31, 2015 (March 31, 2014 – Nil).

The weighted average fair value of the options granted in the period was C$Nil (2014 - C$Nil).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

8.        CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2015	2014

Risk-free interest rate	N/A	N/A
Expected life	N/A	N/A
Volatility	N/A	N/A
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

9.	TREASURY STOCK

	Number	Amount
Treasury shares, March 31, 2015 and December 31 2014	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

10.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2015	Norway	Australia	United States	Total
Equipment	$-	$-	$5,486	$5,486
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$5,486	$3,018,209

December 31, 2014	Norway	Australia	United States	Total

Equipment	$-	$-	$6,444	$6,444
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$6,444	$3,019,167

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2015	2014

Cash paid during the first three months for interest	$56,250	$30,000
		-
Cash paid during the first three months for income taxes	$-	$-

There were no significant non-cash transactions in either of the three month periods ending March 31, 2015 and March 31, 2014.

12.	SUBSEQUENT EVENTS

The Company issued 4,950,000 options to directors and consultants with an exercise price of C$0.14 with vesting periods up to two years. All of these options have a 5 year life.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2014 and March 31, 2015 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2014 and the three-month period ended March 31, 2015. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The information contained within this report is current as of May 14, 2015 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com.

Technical information in this MD&A has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of Scandium International.

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focusing on scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. In order to reflect our emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

Our focus of operations is the exploration and development of our specialty metals assets, including the Nyngan scandium deposit located in New South Wales, Australia and the Tørdal scandium/rare earth minerals deposit in Norway.

On February 5, 2010, the Company entered into a Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited (“Jervois”) to develop the Nyngan scandium property in New South Wales, Australia (“Nyngan”). The JV Agreement, came into dispute in February 2012, and was settled by the parties in February 2013. That settlement provided for Scandium International to acquire 100% of the project for A$2.6 million cash, in two installments. We have met the total payment obligation and now own 100% of the project.

During the first quarter of 2015, we focused on scandium marketing arrangements, refined our Nyngan project process flowsheet, analyzed Nyngan project site drilling performed during the fourth quarter of 2014, and initiated a bid and review process on selecting a qualified engineering firm to perform a feasibility study during the second half of 2015.

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

On February 5, 2010, SCY entered into the JV Agreement with Jervois of Melbourne, Australia (ASX: JRV) to co-develop Nyngan . The JV Agreement gave SCY the right to earn a 50% interest in a joint venture with Jervois for the purpose of holding and developing Nyngan, provided SCY met certain technical and financial milestones. SCY met all financial requirements and delivered evidence of technical milestone achievement to Jervois on February 24, 2012.

On February 27, 2012, Jervois formally rejected SCY’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of the Nyngan Project, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for A$2.6 million in future cash payments. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from tge first production date, and a 10 tpa scandium oxide production minimum.

In June of 2014 the Company completed all settlement payments required under its agreement with Jervois. Formal transfer of the Nyngan Project exploration licenses to SCY’s Australian subsidiary is currently underway, with completion anticipated by the end of the second quarter of 2015.

With regard to the payoff of the Jervois settlement payments, on June 24, 2014 SCY entered into a $2.5 million loan facility with Scandium Investments LLC, a company owned by a US private investor group. The proceeds of the 2014 loan were applied to pay a A$1.3 million final payment to Jervois required for SCY to acquire a 100% interest in the Nyngan Project pursuant to the terms of a settlement agreement with Jervois dated February 2013. The balance of the proceeds of the loan was applied to repay $1.2 million in maturing debt. The loan from Scandium Investments LLC has a maturity date of December 24, 2015 and bears interest that increases in quarterly increments from 4% to a maximum of 12%.

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

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for the joint venture partner to elect to convert their 20% joint venture interest in the project into an equivalent value of the Company’s common shares, at agreed market prices, rather than continue with ownership at the project level.

Repayment of the loan is secured against the Company’s interest in its Australian mineral properties, and the lender has the right to purchase the Australian mineral properties at a price equal to the outstanding loan obligations in certain events of default under the loan agreement.

Substantial Nyngan Project metallurgical test work has been completed, and additional work in this area is planned for 2015. Scandium International intends to produce a Feasibility Study demonstrating project economics and development viability on the project, which we expect to complete by the end of 2015.

Nyngan Property Description and Location

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

The specific location of the exploration licenses that we may earn an interest in are provided in Figure 2 below.

Figure: Location of Nyngan Project

Figure: Location of the Exploration Licenses

Nyngan Project Metallurgy Development

The first work phase of the metallurgy development program consisted of detailed metallurgical bench scale testing, which was intended to refine and enhance the Company’s existing material process flow sheet to extract scandium from the resource material. This existing flow sheet, developed by Jervois and external consultants, formed the basis of a preliminary, conceptual engineering report for the processing elements of the project that was completed by Roberts & Schaefer of Salt Lake City, Utah, specifically for use by SCY management.

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports previously done for Jervois or SCY on various metallurgical aspects of the resource. These technical/process reports included work done by METCON, the CSIRO, and others proprietary to or sourced by Jervois or SCY. The bulk of the process applied by Roberts & Schaefer in their report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO.

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

In late 2011, the Company commissioned test work on high pressure acid leach (“HPAL”) processes, with both Hazen and SGS-Lakefield (Ontario, Canada). The initial HPAL work was applied to residue from the acid bake process sourced from the earlier Hazen test work, specifically to determine if additional scandium could be effectively recovered in a second pass with a pressure system. Those results were encouraging, and led to later test work in 2012-13 which applied HPAL techniques directly on the laterite resource material. No HPAL research results were included in the report and findings compiled for management by SNC-Lavalin in early 2012. However, the work that subsequently continued on HPAL, after that SNC Report was completed, has been incorporated into current engineering studies and flow sheet strategies for the Nyngan project. Existing HPAL work results were done to bench scale, and not to pilot scale, and are currently being followed up with further test work.

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

Environmental Permitting Work

In April 2011, SCY announced a general progress report on the project which outlined a series of environmental work steps designed to advance the Environmental Impact Study (“EIS”). Work steps included both ground and surface water assessments, along with other assessments of Aboriginal, ecology, traffic, noise and air quality matters.

All of this work has subsequently been completed, including 8 water bores with ongoing test monitoring equipment, and reports on the various other targeted assessments, without material issues in any area. An aerial photography and contour mapping program was also completed, to support the feasibility study work regarding location of site facilities.

On January 18, 2012, SCY announced that that key elements of environmental site work on the Nyngan Scandium Project had been completed and a Conceptual Project Development Plan (“CPDP”) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an Environmental Impact Study ("EIS"), the foundation environmental document required for a mining permit in the state.

Specific EIS and property work, contained in the CPDP completed year end 2011:

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

Nyngan Preliminary Economic Assessment

On October 14, 2014, the Company announced completion of a report on a Preliminary Economic Assessment of the Nyngan project (the “PEA”) entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, dated October 24, 2012. The PEA was prepared by the engineering firm of Larpro Pty Ltd, of Brisbane, Australia, and supported by Mining One of Melbourne, Australia and Rangott Mineral Exploration Pty Ltd of Orange, Australia, and confirms the technical and economic potential of the Nyngan Scandium Project (the “Project”). The PEA has been independently prepared as a technical report on the form prescribed under NI 43-101 F1 and is available for public review on the Company’s website at www.scandiummining.com and on SEDAR at www.sedar.com.

The PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Project have not been demonstrated at this time. While this PEA does not consider or include any Inferred Mineral Resources, and includes only Measured and Indicated Resources, it remains a preliminary analysis that is not sufficient to enable Project Resources to be categorized as Mineral Reserves. Furthermore, there is no certainty that the PEA will be realized.

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “measured resources”, “indicated resources” and “inferred resources”. We advise U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the U.S. Securities and Exchange Commission does not recognize these terms. Accordingly, information contained in this Form 10Q contains descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting requirements under the U.S. federal securities laws and the rules and regulations thereunder. U.S. investors are cautioned not to assume that any part or all of the material in these categories will be converted into reserves. It should not be assumed that any part of an inferred mineral resource will ever be upgraded to a higher category.

The PEA concludes that the Nyngan project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after tax cumulative cash flow over a 20 year Project life of $565 million, with an NPV10% of $175 million. The PEA also concludes that the project can achieve this financial result with a conventional flow sheet, employing HPAL and solvent extraction (SX) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

PEA Financial Highlights and Key Assumptions

The PEA concludes that the Project has the potential for attractive economics, based on a capital estimate supported by conventional process designs. The overall PEA level of accuracy is +/-30%. The PEA is expressed in US dollar (“US$”) currency, unless otherwise noted. A foreign exchange rate of US$0.90 to one Australian Dollar (“AUD$”) (1AUD$=US$0.90) twas applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) are shown on an after tax basis, based on a 30% tax rate.

Highlights and key assumptions are as follows:

Table 1. Nyngan PEA Financial Highlights

Summary Nyngan Project Key Project Parameters	NI 43-101 PEA Result

Capital Cost Estimate (US$ M)	$77.4

Resource Grade Assumption (ppm)	371
Resource Processed (tpy)	75,000
Mill Recovery Assumption (%)	84.3%
Oxide Production (kg per year)	35,975
Scandia Product Grade	97-99.0%

Annual Cash Operating Cost (US$ M)	$22.9
Unit Cash Cost (US$/kg Oxide)	$636

Oxide Price Assumption (US$/kg)	$2,000
Annual Revenue (US$ millions)	$72.0
Annual EBITDA (US$ millions)	$47.7

NPV (10%i)	$175.6
NPV (8%i)	$217.8
IRR (%)	40.6%

Payback (years)	2.5

The above estimates of capital and operating costs are a component of a number of factors required to complete a preliminary assessment of the economic viability of the project, and there is no guarantee that the company will achieve production from the resource at Nyngan. There are currently no established reserves on the Nyngan Project.

PEA Mineral Resource Estimate

In March of 2010, a NI 43-101 technical report which outlined a resources estimate on the Nyngan Scandium Project was completed. The report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The PEA does not alter the existing Nyngan Project resource estimate, established in the 2010 technical report. This NI 43-101 scandium resource consists of a Measured component of 2,718,000 tonnes, grading 274ppm scandium (100ppm cut-off) and an Indicated component of 9,294,000 tonnes, grading 258ppm scandium (100ppm cut-off). The combined Measured and Indicated scandium resource totals 12 million tonnes at an average grade of 261ppm scandium, and is made up of both limonite and saprolite resource material. The cut-off value of 100ppm used in the initial 2010 technical report was reviewed as part of the PEA. While the input assumptions to the formula calculations are different from those assumed in 2010, the overall cut-off assumption for the combined limonite and saprolite resource generated by the formula was still considered reasonable, and has not changed.

The PEA assumes that a portion of limonite-only resource, in one particular area of the overall resource, will provide a 20 year mining pit sufficient to supply the processing facility at a rate of 75,000 tpy and an average grade of 371ppm scandium. A 20 year mining pit design was developed from drill hole data in support of this assumption and included in the PEA.

The current Nyngan Project scandium mineral resource is as follows:

Table 2. Nyngan Scandium Resource (1)

Nyngan Project NI 43-101 Resource Summary	Tonnes	Grade (ppm Sc)	Cut-Off Sc (ppm Sc)	Overburden Ratio (t/t)
Category

Measured Resource	2,718,000	274	100	0.81:1
Indicated Resource	9,294,000	258	100	1.40:1
Total Resource	12,012,000	261	100	1.10:1

NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia, dated March 2010, (Rangott Mineral Exploration Pty Ltd).

(1) Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Note that the terms Measured and Indicated Resources are not terms recognized in the United States under SEC rules and guidelines. See ”Note to U.S. Investors” above.

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

The processing plant operations will size the input material, apply HPAL using sulfuric acid, and then recover the liberated scandium using SX, oxalate precipitation and calcination, to generate a finished scandium oxide product. The output of the plant is forecasted at 35,975 kilograms per year, at grades between 97% and 99%, as Sc2O3. Product output will be refined to suitable grade for direct sales to end users, recognizing that grade varies based on application.

Plant tailings will be neutralized with lime to pH 8.5, dewatered, and stored in a permanent tailings facility meeting the environmental requirements of mining permits and NSW State regulators.

PEA Capital Cost Assumptions

Total capital costs for the Project are estimated at $77.4M, and include a 20% contingency. The majority (70%) of the capital cost in the PEA was Australian-sourced, and consequently initially priced in AUD$, supported by direct vendor capital pricing. Concrete and steel costs have been estimated from concept drawings, and piping, electrical and instrumentation costs were estimated using standard industry factors. The capital cost estimate is considered to be +/-30% accuracy. Capital costs included in overall cash flow include $2M per year for sustaining capital items ($38M over full PEA term), and $3M in final reclamation costs in year 20. No salvage costs were assumed. On the basis that the resource is adequate for 45 years at the assumed grade, it is unlikely the Project would be closed in year 20 if current assumptions remain viable.

Table 3. PEA Capital Cost Detail

Nyngan Project Capital Cost Summary (US$)	NI 43-101 PEA Result
	Capital	CapEx/Annual
	Cost (US$ M)	kg Oxide

Pre-Stripping Cost	$1.6	n/a

Mining Equipment	contractor
Mine Vehicles/Site Equipment	$0.4	$10

Processing Plant Equipment
Ore Preparation	$2.1	$58
HPAL	$13.7	$381
CCD, Ph Adjust	$5.9	$164
Solvent Extraction	$3.1	$86
Product Precipitation	$1.3	$37
Tailings	$1.3	$36
Reagent Storage	$2.6	$72
Water/Steam/Services	$6.6	$183
Plant Subtotal	$36.6	$1,019

Other Site Costs
Freight and First fills	$2.1	$59
Evaporation Ponds-Tailings Dam	$6.7	$186
Transformer Farm/Buildings	$2.5	$69
On/Offsite Utilities Supply	$2.2	$62
Other Costs Subtotal	$13.5	$376

Owners Costs & Working Cap.	$4.3	$118
EPCM Costs (18%)	$9.1	$253
Contingency (20%)	$11.9	$332

Total Project Capital Cost	$77.4	$2,151

Total (20 Year) Sustaining Capital	$38.0	N/A

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

Operating cost details in the PEA are as follows:

Table 4. PEA Operating Costs, and Unit Costs Per kg Oxide

Nyngan Project OpEx Mine/Process Expense (US$ millions)	NI 43-101 PEA Result
	Annual	Unit Cost Per
	US$M Cost	kg Oxide

Mining Costs	$1.4	$38.78
Processing Cost
Labor Cost	$3.9	$108.13
Utilities	$0.8	$21.96
Reagents	$13.0	$361.53
Lab Costs	$0.2	$6.95
Consumables	$1.0	$27.10
Total Processing Costs	$18.9	$525.67

Marketing & Insurance	$0.7	$18.76
Maintenance Spend	$1.3	$37.02
Mobile Equipment Cost	$0.6	$15.28

Annual Cash Operating Cost	$22.9	$635.51

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

Table 5. Profitability Sensitivities to Changes in Key Assumptions

Sensitivity to Financial Parameters	NPV (10%) ($US M)	IRR (%)
PEA RESULT	$175.6	40.6%
Operating Cost Sensitivity Cost Increase (10%) Cost Decrease (10%)	$163.9 $187.4	38.6% 42.5%
Price Sensitivity Lower Realized Product Price (10%) Higher Realized Product Price (10%)	$139.3 $212.0	34.5% 46.6%
Capital Cost Sensitivity Higher Capital Cost (10%) Lower Capital Cost (10%)	$169.6 $181.6	37.0% 44.9%
Fx Sensitivity US$/A$ @ $1.00 US$/A$ @ $0.80	$162.6 $188.7	38.3% 42.8%

PEA General Assumptions

The PEA is presented on a 100% ownership basis. Potential conversion of an existing loan to the Company into a 20% interest at the project level in Nyngan is a possibility, but at present, the Company retains 100% of the Project.

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

PEA Conclusions and Recommendations

The PEA consolidates a significant amount of metallurgical test work and prior studies on Nyngan. The work demonstrates a viable, conventional process flow sheet utilizing the HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. Combined with the capital cost estimate, the Project exhibits robust financial outcomes.

The PEA recommends that project owners proceed to a full feasibility study, including additional test work to confirm certain key process variants. Those recommendations include:

  Consider test work to support process changes that could reduce capital/operating costs,
  Conduct a comparative study between batch and continuous autoclave systems,
  Consider/test certain alternative reagents/techniques in the solvent extraction area,
  Conduct test work to develop engineering parameters around the materials handling properties of the laterite resource as it relates to optimum sizing for best leach results, and
  Conduct test work on pumping and settling properties of process slurries.

Nyngan Scandium Project – 2014 Drilling Program

On January 29, 2015, we announced assay results from a 14-hole resource drilling program at the Nyngan Scandium Project in NSW, Australia, conducted in October 2014. The 14 hole-program totaled 655 meters in the existing resource area. The program attempted 2 additional exploration holes, which were abandoned due to difficult drilling conditions. Highlights of the fourteen drill-hole program assay results follow:

  Average scandium grade of 357ppm over 214 meters (200ppm cut-off),
  Average scandium grade of 444ppm over 120 meters (300ppm cut-off),
  Best results: 4 meters @ 795ppm, 5 meters @ 755ppm and 7 meters @ 721ppm,
  Best individual 1 meter assay was 879ppm,
  Lithium borate fusion (fusion) assay preparation demonstrated superior result to the traditional four acid method, as used on the resource estimate in 2010, and
  These new assay results strongly support the average grade and location selected and included in the recently released PEA on the Nyngan project.

Drilling Program Details

The Company conducted and completed a 14-hole drill program in October, focused on a high grade section of the Nyngan property, selected from within the area of the measured and indicated resource disclosed in the NI 43-101 technical report filed on SEDAR in March of 2010. This high grade zone of mostly indicated resource was the basis of a 20 year mine plan and scandium grade assumptions used in the recently released PEA on the Nyngan project. This latest drill program was designed to in-fill certain areas to 50 meter centers (from 100 meter centers), and to provide better information on pit limits as defined in the PEA. The program was conducted using a conventional rotary air core drill rig, which captured over five tonnes of chip sample material for assay, and for fresh resource material to support ongoing metallurgical test work programs. Holes were vertically drilled, so interval widths in the results table below represent true widths.

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

This application of a higher limonite cut-off value of 200ppm is consistent with the PEA assumptions on initial production from the top layer limonite resource. The results presentation is also consistent with the company focus on an initial pit configuration in a higher grade zone of resource. The area of this recent drill result corresponds to the area delineated by the 20 year PEA operating area, although it also expands somewhat beyond that area.

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

Detail limonite-only results for each drill hole follows:

Hole Number & Type		Interval From-To (meters)	Interval Total (meters)	Assay Result (Sc ppm)
				Four Acid/ * ICP Method	Fusion/ ICP Method*
Number	Status
EMCG001	(previously	16-27	11	178	216
	reported)	32 to 44	12	407	580
		including	7	502	721
		including	4	581	795

EMCG002	(new result)	19-34	15	254	344
		including	7	328	433

EMCG003	(new result)	17-54	37	246	303
		including	10	350	401

EMCG004	(new result)	14-27	13	221	258

EMCG005	(new result)	21-19	8	258	326

EMCG006	(new result)	17-25	8	467	651
		including	5	505	755
		including	1	515	879

EMCG007	(new result)	17-26	9	245	408
		including	5	284	469

EMCG008	(new result)	16-31	15	205	302

EMCG009	(previously	15 to 24	9	311	435
	reported)	including	4	420	570

EMCG010	(previously	15 to 31	16	370	495
	reported)	including	8	423	594

EMCG011	(new result)	13-20	7	225	295

EMCG012	(new result)	16-20	4	143	220
		22-25	3	246	335

EMCG015	(new result)	25-51	26	262	339
		including	7	366	469

EMCG016	(previously	11 to 26	15	209	316
	reported)	including	5	273	431
		38 to 44	6	269	315
Total meters reported			214
Weighted Average Assay Result				266	357

*NOTES:
1.	Interval results represent true widths
2.	Grade cut-off assumption for Fusion/ICP method is 200ppm, effectively less for Four Acid/ICP method, based on matched intervals to fusion result.

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

ALS/Orange dried and weighed the received assay samples, and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). 50 g bags of the pulps were then split off and sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron, magnesium, manganese, aluminum and calcium, using Inductively Coupled Plasma Atomic Emission Spectroscopy (ICP-AES) after a four acid digestion (technique ME-ICP61). The 4-hole results were also repeat-tested, only for scandium, using a lithium borate fusion digestion technique, followed by similar ICP-AES assay. The lower detection limit for scandium using either technique is 1ppm. RME included one commercial standard sample and three high-grade scandium pulps from previously analyzed batches for quality control; and also included one duplicate sample from each hole in the batch. For internal quality control, ALS/Brisbane added additional standard samples (for repeat analyses), blank samples and duplicate samples to the batch.

Nyngan Scandium Project - Planned Activities for 2015-2016

The following steps are planned for the Nyngan Project during the 2015 and 2016 Calendar years:

  Complete the transfer of legal title to the exploration licenses, and surface lands from Jervois to the Company (scheduled for completion in Q1/Q2 of 2015);
  Conduct in-fill exploration drilling on the property, to enhance resource understanding and supply test work resource material (drilling completed in 2014 involving 657 meters of drilling over 14 drill holes at a cost of approximately $50,000; samples analysis and reporting was completed in the first quarter of 2015);
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

Tørdal Scandium/REE Property (Norway)

During 2011, we entered into two option agreements with REE Mining AS of Norway, to obtain exploration rights to several properties in central and southern Norway. The Tørdal, Evje-Iveland and Hogtuva properties are classified as Norway Property for purposes of financial statement segment information.

Option agreements to acquire the Tørdal and Evje-Iveland exploration properties were entered into in April 2011, followed by an option agreement on the Hogtuva property in September 2011. Both of these agreements were subsequently renegotiated to secure 100% ownership positions for SCY. Based on exploration results and holding costs, the Evje-Iveland and Hogtuva properties were subsequently dropped and the Tørdal property holdings have been reduced from 140 sq km to 90 sq km.

Tørdal Property Location

The location of the Tørdal exploration property is provided in Figure 4 below.

2012 Tørdal Field Exploration

On February 14, 2013, we announced promising results from field exploration work on the Tørdal property during the summer and fall months of 2012, which focused on scandium-bearing pegmatites. The 2012 work included independent assay results of pegmatite rock samples taken from one specific property area, and also includes an extensive pegmatite mapping program covering approximately 30 sq km. The assay results indicated the presence of high levels of scandium and various rare earth elements (REE’s), including heavy rare earth elements (HREE’s) in particular. Field XRF readings indicated elevated scandium content in hundreds of large and small pegmatite bodies found and mapped in the reconnaissance area.

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

Independent assay results on 20 of the 23 samples, covering all 5 targeted pegmatites, are shown below.

Sample Type	Sample Location		Rare Earth Assay Results			Scandium
	Sample ID #	Blast ID #	HREE ppm	TREE ppm	% HREE	Sc ppm
Whole Rock Samples	TD1	7	307	427	72.0%	38
	TD2	7	142	204	69.7%	334
	TD3	3	104	138	75.0%	86
	TD5	4	460	533	86.4%	111
	TD6	2	177	223	79.3%	67
	TD7	9	180	219	82.0%	26
	TD8	8	935	1,028	90.9%	77
Select Mica-Phase Samples	TD9	7	130	171	75.8%	568
	TD10	3	92	123	74.5%	665
	TD11	9	159	191	82.8%	1,459
	TD13	1	52	59	88.1%	853
	TD15	3	724	883	81.9%	1,690
Select Garnet-Phase Samples	TD17	8	1,581	1,656	95.5%	141
	TD18	7	305	357	85.6%	23
	TD19	2	2,443	2,789	87.6%	246
	TD21	2	722	860	84.0%	150
Select Gadolinite- Phase	TD14	1	227,500	266,430	85.4%	26
	TD22	3	162,500	186,480	87.1%	64
	TD23	location 32	267,400	313,530	85.3%	<1
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

The results in the assay table indicate that all of the selected pegmatites contain interesting levels of both REE’s and scandium. In general, all of the pegmatites contained both target elements, while the mica phase appears to hold the higher scandium concentrations with small REE additions, and the gadolinite phase holds the highest REE concentrations and small scandium additions. The presence of garnet material in samples tended to generate interesting but moderate values for both REE’s and scandium. Assay work was designed to identify 30 specific elements, including all 16 REE elements plus scandium, and the relative concentration of heavy REE’s was of particular interest. The mica and garnet grab sample materials had generally only trace levels of thorium and uranium (average <15 ppm), while the gadolinite grab sample materials had thorium levels between 2,500-5,000 ppm, and uranium levels between 500-1,300 ppm. A full table of OMAC assay results related to these 23 sample analyses is available on Scandium International’s website at www.scandiuminternationalmetals.com.

Tørdal Pegmatite Mapping Program

Following on from the 2011 work and the 2012 assay results, Scandium International conducted an expanded 2012 summer work reconnaissance program at both Tørdal and Evje-Iveland, from July through October. The goals of the 2012 program were to develop detailed mapping of outcropping pegmatite fields over a much broader area than the 2011 program, while also conducting field sampling of scandium mineralization on those pegmatites using a hand-held Niton XRF Analyzer.

The 2012 program concentrated on five separate areas (approximately 30 sq km) as can be seen in the map below:

A total of 1,940 Niton XRF readings were logged on whole rock and pegmatite mineral separates, logged against individually mapped and numbered pegmatite bodies. The XRF readings ranged up to +6,000 ppm scandium (on a mineral separate), and averaged 661 ppm on 1,504 total logged readings above the instrument’s 20 ppm detection limit. XRF readings focused on scandium data collection only, although the team diligently noted the visible presence of gadolinite and amazonite mineralization.

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

Similar work done at Evje-Iveland (total 180 sq km) identified several interesting target areas, but scandium readings were not sufficiently attractive when compared to results at Tørdal, and led to the decision to drop the Evje-Iveland property. The exploration results of the 2012 work program also allowed us to selectively reduce property holdings at Tørdal.

Tørdal Exploration – Next Steps

SCY’s mapping and sampling work has confirmed that much of the Tørdal property is heavily populated with complex, near-surface pegmatite bodies. Based on hand-held XRF readings and mineralogy, these pegmatites show excellent promise for significant scandium enrichment, particularly within bodies containing micas, and for REE mineralization where the rare earth silicate gadolinite is present. Based on the results of 2012 exploration work, planning for future exploration work is warranted, subject to funding constraints.

Qualified Person and Quality Assurance/Quality Control

Sampling methods followed industry quality control standards. Mr. Kjell Nilsen, an independent geologist consultant currently employed by Scandium International, conducted the reconnaissance and sampling on the property. Individual whole rock grab samples were collected by hand shovel, from areas where blasted material could be seen to have come from blast points on pegmatite bodies. The assayed samples were individually bagged, sealed, logged on the grid map as to location, boxed in a container suitable for mailing, and sent by express mail to OMAC Laboratories Limited in Galway, Ireland for testing. Assay testing on the samples utilized an ICP-MS spectrometer (Inductively Coupled Plasma-Mass Spectrometry) to test for numerous elements, specifically scandium. The numerous Niton XRF (X-ray Fluorescence) readings were taken at field locations, logged and identified with individual numbered pegmatites, located on grid maps, by the field geology team. Mr. Willem Duyvesteyn, Chief Technology Officer of Scandium International, is the Qualified Person who is responsible for the design and conduct of the exploration program, and reviewed the program results.

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014 the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia. The license area is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The license held by SCY covers only a part of the Honeybugle geologic complex.

The Honeybugle tenement contains lateritic material common to the region. The property itself is located in semi-arid broad-acre wheat farming country and is routinely planted. Farming is the largest industry in the area, although mining activity is evident, past and present.

The tenement includes four (4) distinct magnetic anomalies; Seaford, Woodlong, Yarran Park and Mallee Valley, which reflect underlying mafic to ultramafic bedrock. These areas were previously identified by groups exploring principally for platinum, nickel and cobalt in the 1980’s, but scandium was of little interest. Surface soil and rock chip sampling conducted by previous license holders and Scandium International, on each of the four areas, did detect anomalous scandium values that are well above background levels (20-30 ppm). The results of this previous soil sampling work is what led to our interest in acquiring the Honeybugle exploration tenements.

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

Highlights of initial drilling program results:

  The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11);
  EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters;
  The program identified a 13-hole cluster which was of particular interest;
  Intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling;
  The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest; and
  This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

The detail results of 13 holes in the initial drill program are as follows:

Honeybugle 30 Hole Drill Program - April 2014 Target - Scandium
Drill Hole Number	Honey bugle Drill Area	Hole Type	From (meter depth)	To (meter depth)	Intercept Length (meters)	Total Scandium Grade (ppm)
EHAC 1	Seaford	Explore (AC) including	21 27	42 36	21 9	218 262

EHAC 2	Seaford	Explore (AC) including	0 0	12 9	12 9	300 333

EHAC 3	Seaford	Explore (AC) including	3 6	12 9	9 3	295 352

EHAC 5	Seaford	Explore (AC) including	0 12	15 15	15 3	244 333

EHAC 6	Seaford	Explore (AC) including including	0 0 18	24 9 24	24 9 6	185 214 214

EHAC 7	Seaford	Explore (AC) including including	9 15 42	51 42 51	42 27 9	225 220 252

EHAC 9	Seaford	Explore (AC) including	6 9	27 24	21 15	272 350

EHAC 10	Seaford	Explore (AC)	0	18	18	251
EHAC 11	Seaford	Explore (AC) including including	0 9 21	30 15 24	30 6 3	369 461 572

EHAC 12	Seaford	Explore (AC)	0	21	21	177
EHAC 26	Seaford Seaford	Explore (AC) including	0 3	21 18	21 15	309 343

EHAC 28	Seaford Seaford	Explore (AC) including	0 3	18 15	18 12	344 363

EHAC 29	Seaford	Explore (AC) including	3 9	21 18	18 9	316 396

Assumes 175 ppm cut-off grade

Seaford is characterized by extensive outcrops of dry, iron-rich laterites, allowing for a particularly shallow drill program. Thirty (30) air core (AC) holes on nominal 100-meter spacing were planned, over an area of approximately 1 square kilometer. Four holes were halted at under 10 meters depth, based on thin laterite beds, low scandium grades, and shallow bedrock.

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

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle property is different to Scandium International’s Nyngan property, where mineralization is typically covered by 10-20 meters of barren alluvium.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at Scandium International Mining Corp is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the drill samples was carried out to industry standards for QA/QC. Scandium International employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0 -4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Miandetta, for long-term storage.

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

Other Developments – First Quarter 2015

Patent Application Filings

On February 17, 2015 the Company announced the filing of five patent applications with the US Patent Office that correspond to novel flowsheet designs for the recovery of scandium from laterite resource material. All five of these patents are directly applicable to our Nyngan Scandium Project, although one of the five patents pertains to downstream product design.

The five patent applications are titled as follows;

1.	Systems and methodologies for recovering scandium values from mixed ion solutions,
2.	Systems and methodologies for direct acid leaching of scandium bearing laterite ores,
3.	Solvent extraction of scandium from leach solutions,
4.	Systems and processes for recovering scandium values from laterite ores, and
5.	Scandium-containing master alloys and method for making the same,

Patent Applications Discussion:

  These patent applications cover novel, unique flowsheet designs, applicable to scandium extraction, from scandiferous laterite resources,
  The patented designs are largely supported by test work done with Nyngan project resource material and known design parameters,
  The patents cover HPAL system material flows, SX systems, ion exchange systems, atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium,
  The designs will be part of a definitive feasibility study, scheduled for 2015, and
  The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

These five patent applications have been filed with the US Patent Office, with dates of record from September 2014 to February 2015. They protect the company's position and rights to the intellectual property (“IP”) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review by the US Patent Office takes further time, but the dates of record define the basis of IP ownership claims, as is generally afforded US patent-holders.

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project.

The Company believes that patent protection of these specific, novel process designs will be granted. Many of the basic design elements contemplated in the Nyngan Project flowsheet are commonly applied to other specialty metals, particularly nickel. However, the application of these basic design elements has not been commonly applied to scandium extraction from laterite resources, and there are enough intended and required operational differences in the application to permit the Company to patent-protect IP on those differences.

These patent claims are the result of several years of metallurgical testwork with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company's Chief Technology Officer, using Nyngan property resource material. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others, without Scandium International's consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

ALCERECO MOU and Offtake Agreements

On March 30, 2015, the Company announced that it had signed a memorandum of understanding (“MOU”) with ALCERECO Inc. of Kingston, Ontario, forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for Al-Sc alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies deliveries of scandium oxide product commencing in early 2017.

Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum based materials. This means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete.

  The MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium,
  The MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Al-Sc alloy materials,
  The offtake agreement outlines standard sale terms on 7,500 kg of scandia per annum, for a term of three years beginning in 2017, which can be extended, and
  The offtake agreement contains both fixed and variable pricing components, which are subject to confidentiality.

ALCERECO is an advanced materials development company that provides services and specialty processing capabilities to companies innovating in a diverse range of markets, including aerospace, automotive, electronics and consumer/sporting goods. ALCERECO staff work with a range of materials and processes and have the tools and knowledge to take on leading-edge projects such as development of aluminum-scandium alloys, specialty ceramics, composites and graphene enhanced materials. The company has a particular focus on lightweight materials capable of delivering greater strength, functionality and exceptional performance.

ALCERECO operates out of the Grafoid Global Technology Centre in Kingston, Ontario that was originally founded by Alcan Aluminum in the 1940's. ALCERECO is a Canadian private company, and a wholly-owned subsidiary of Ottawa-based Grafoid Inc., a graphene application development company.

Subsequent Events

Stock Option Grants: On April 17, 2015, the Company granted 4,950,000 stock options at an exercise price of C$0.14 per share, exercisable until April 17, 2020, to directors, officers, employees and consultants of the Company.

BCSC Review: On April 29, 2015 the Company received comments on its technical disclosure from the British Columbia Securities Commission (“BCSC”). In response to the comments the Company submitted a draft amended technical report on its Nyngan Property and issued a news release on May 14, 2015. The draft amended technical report will be publicly filed once comments of the BCSC are cleared.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

	2015	2014				2013
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(470,654)	(577,174)	(779,384)	(221,294)	(271,804)	(2,197,558)	(22,060,858)	(521,895)
Net Income (Loss) per Share (Basic and Diluted)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.02)	(0.13)	(0.01)

Results of Operations for the three months ended March 31, 2015

The net loss for the quarter was $470,654, an increase of $198,850 from $271,804 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q1 2015 vs. Q1 2014 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$(80,850)

Increased lab and metallurgical work at the Nyngan property in the current quarter, following up on the Q3 2014 drilling program, resulted in this negative variance when compared with Q1 2014 when very little exploration was carried out.

Consulting	$(28,000)	There was no consulting work done in Q1 2014 when the Company was making efforts to reduce costs. The current quarter cost reflects our on-going operation.
Interest expense	$(25,692)

Interest expense in Q1 2014 (and total loans outstanding) was minimal due to the proceeds from the sale of the Springer Mine received in December 2013 being used to pay down debt. A $2,500,000 loan was incurred in June 2014 and remains outstanding. Interest at 9% was incurred during Q1 2015.

Professional fees	$(21,686)

Legal fees associated with registration of the new company name as well as billings generated in respect of a Q4 2014 SEC comment letter resulted in the higher fees when compared to the same period one year ago.

Salaries and benefits	$(19,122)	Increased salary expenses in Q1 2015 relate to the return of the CFO to a more active role in the Company when compared to one year ago and reflects our on-going operation.
Stock-based compensation	$(13,148)

In Q3 2014, options that vest over a two year period were granted, and the options granted were in larger quantity than those issued in the prior option grant in 2013. Also the option strike price was higher for the 2014 options. Combined, these items resulted in the negative variance when compared to one year ago.

Q1 2015 vs. Q1 2014 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Travel and entertainment	$(8,669)

Unfavorable variance is due to travel to promote the Company to potential investors in Europe and North America. In the prior year, the Company’s focus on cash conservation limited this type of expense, Q1 2015 costs reflect our on-going operation.

General and administrative	$(7,366)	The increased level of activity in 2015 has resulted in higher G&A costs incurred for Nyngan project related activities.
Foreign exchange loss	$(3,232)

In Q1 2015, the Canadian dollar continued to weaken against the US dollar making those assets held in Canadian dollars worth less when converted to US$. In Q1 2014, the Canadian dollar was also weakening but the amount of Canadian dollars held by the Company was lower.

Insurance	$8,915	In Q1 2015, the Company received a one-time refund with respect to an appeal of a worker’s compensation audit.

Cash flow discussion for the nine month period ended March 31, 2015 compared to March 31, 2014

The cash outflow for operating activities was $252,165 during the three month period ended March 31, 2015, an increase of $158,993 compared to the three month period ended March 31, 2014 ($93,172). The increase was due to increased activity levels as described in the variance analysis above in addition to an increase in accounts payable and the collection of accounts receivable during the period.

Cash outflows for investing activities during the three month period ended March 31, 2015 were $Nil (March 31, 2014 – $Nil).

Cash inflows from financing activities increased by $458,000 during the three month period ended March 31, 2015 to $Nil (March 31, 2014 – ($458,000)). This increase was attributable to the repayment of a convertible debenture of $650,000 by the Company in Q1 2014, which was offset by the issuance of $192,000 of share capital in Q1 2014.

Financial Position

Cash

The Company’s cash position decreased in Q1 2015 by $252,165 to $165,221 (December 31, 2014 - $417,386) due primarily to the payment of ongoing operating expenses and further testing of the samples taken from the 2014 drill program.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased in Q1 2015 by $21,725 to $35,708 due to expensing of prepaid insurances and receipt of value added tax refunds from Australia and Canada (December 31, 2014 - $57,433).

Property, plant and equipment

Property, plant and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $958 in Q1 2015 to $5,486 (December 31, 2014 - $6,444) was due to amortization of net fixed assets.

Mineral interests

Mineral interests remained the same in Q1 2015 as compared Q4 2014 (December 31, 2014 - $3,012,723).

Accounts payable

Accounts payable has increased by $181,492 to $254,737 (December 2014 – $73,245) due to deferral of some salary and expense payments in efforts to conserve cash.

Promissory notes payable

The promissory notes payable remained the same in Q1 2015 as compared Q4 2014 (December 31, 2014 - $2,500,000).

Capital stock

Capital stock remained the same in Q1 2015 as compared Q4 2014 (December 31, 2014 - $89,186,471).

Additional paid-in capital increased by $14,314 in Q1 2015 to $2,433,929 (December 31, 2014 - $2,419,615) as a result of expensing of stock options.

Contractual obligations

The Company’s contractual obligations as of March 31, 2015 are shown in the table below:

Payment Dye by Period
Contractual Obligations	Total ($)	Less than 1 year ($)	1 -3 years ($)	4 -5 years ($)	After 5 years ($)
Debt	2,500,000	2,500,000	-nil-	-nil-	-nil-
Finance Lease Obligations	-nil-	-nil-	-nil-	-nil-	-nil-
Operating Leases	-nil-	-nil-	-nil-	-nil-	-nil-
Purchase Obligations	-nil-	-nil-	-nil-	-nil-	-nil-
Other Obligations	-nil-	-nil-	-nil-	-nil-	-nil-
Total Contractual Obligations	2,500,000	2,500,000	-nil-	-nil-	-nil-

On June 24, 2014 Scandium International entered into a $2,500,000 loan, as described in more detail in Item 2. Nyngan Scandium Property, and in our Financial Statements.

Liquidity and Capital Resources

At March 31, 2015, the Company had a working capital deficit of $2,553,808, including cash of $165,221 as compared to a working capital deficit of $2,098,426, including cash of $417,386, at December 31, 2014. The Company plans to meet working capital requirements through the issue of debt or equity instruments. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan.

At March 31, 2015, the Company had a total of 14,075,000 stock options exercisable between CAD$0.05 and CAD$0.315 that have the potential upon exercise to generate a total of C$1,494,850 in cash over the next five years. There is no assurance that these options will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues to conserve cash to meet its operational obligations.

Additional project development expenditures (metallurgical test work and analysis, environmental assessments and permitting, and an advanced stage economic study) will be required to bring the Nyngan project to construction. No such expenditures have been committed.

Outstanding share data

At the date of this report, the Company has 199,104,790 issued and outstanding common shares and 14,810,000 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At March 31, 2015, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid during the three month period ended March 31, 2014.

During the three month period ended March 31, 2015, the Company incurred a consulting fee of $25,500 for one of its directors, of which $17,000 is included in accounts payable. There were no such expenses incurred during the three month period ended March 31, 2014.

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

Recent Accounting Pronouncements

Accounting Standards Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This accounting pronouncement provides guidance on the treatment of Property, Plant and Equipment plus the reporting of discontinued operations and disclosure of disposals of components of an entity. The policy is effective December 15, 2014. The adoption of this standard has had no impact on the presentation of its financial statements.

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

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “estimates”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Scandium International to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals. While Scandium International has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Scandium International expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

3.1	Certificate of Incorporation, Certificate of Name Change and Notice of Articles (Incorporated by reference to Form 10, filed with the SEC on May 24, 2011)

3.2	Articles (Incorporated by reference to Form 10, filed with the SEC on May 24, 2011)

3.3	Certificate of Name Change, Notice of Articles and Amendments to Articles (Incorporated by reference to Form 10K, filed with the SEC on February 27, 2015)

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2015 formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer