Form 10-Q
period 2015-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-08-05
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of August 5, 2015, the registrant’s outstanding common stock consisted of 199,154,790 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND QUARTER ENDED JUNE 30, 2015

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2015	December 31, 2014

ASSETS

Current
Cash	$143,719	$417,386
Prepaid expenses and receivables	17,890	57,433

Total Current Assets	161,609	474,819

Equipment (Note 3)	4,528	6,444
Mineral interests (Note 4)	3,012,723	3,012,723

Total Assets	$3,178,860	$3,493,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$321,260	$51,343
Accounts payable with related parties	193,360	21,902
Promissory notes payable (Note 6)	2,500,000	2,500,000

Total Liabilities	3,014,620	2,573,245

Stockholders’ Equity
Capital stock (Note 8) (Authorized: Unlimited number of shares with no par value; Issued and outstanding: 199,154,790 (2014 – 198,604,790))	89,221,026	89,186,471
Treasury stock (Note 9) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 8)	2,731,911	2,419,615
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(89,671,103)	(88,567,751)

Total Stockholders’ Equity	164,240	920,741

Total Liabilities and Stockholders’ Equity	$3,178,860	$3,493,986

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

			Six months	Six months
	Quarter ended	Quarter ended	ended June 30,	ended June 30,
	June 30, 2015	June 30, 2014	2015	2014

EXPENSES
Amortization (Note 3)	$958	$959	$1,916	$1,917
Consulting	25,500	8,500	53,500	8,500
Exploration	54,206	635	187,812	53,391
General and administrative	35,672	39,788	90,360	87,110
Insurance	7,271	(241)	5,045	6,448
Professional fees	7,001	62,691	49,809	83,813
Salaries and benefits	115,950	89,475	232,366	186,769
Stock-based compensation (Note 8)	308,699	-	323,013	1,166
Travel and entertainment	333	5,176	16,268	12,442

Loss before other items	(555,590)	(206,983)	(960,089)	(441,556)

OTHER ITEMS
Foreign exchange gain (loss)	(2,108)	11,355	(12,571)	4,124
Interest expense	(75,000)	(25,666)	(130,692)	(55,666)

	(77,108)	(14,311)	(143,263)	(51,542)

Loss and comprehensive loss for the period	$(632,698)	$(221,294)	$(1,103,352)	$(493,098)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	199,002,042	177,640,929	198,804,514	171,690,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Six months	Six months
	ended June 30,	ended June
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,103,352)	$(493,098)
Items not affecting cash:
Amortization	1,916	1,917
Stock-based compensation	323,013	1,166

Changes in non-cash working capital items:
Decrease in prepaids and receivables	39,543	103,950
Increase in accounts payable and accrued liabilities	441,375	101,324
	(297,505)	(284,741)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	-	149,868
Additions to unproven mineral interests	-	(1,364,031)
	-	(1,214,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	876,946
Share issuance costs	-	(27,531)
Stock options exercised	23,838	-
Receipt of promissory note	-	2,500,000
Payment of promissory note and convertible debenture	-	(1,854,875)
	23,838	1,494,540

Change in cash during the period	(273,667)	(4,364)
Cash, beginning of period	417,386	785,075

Cash, end of period	$143,719	$780,711

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock
					Accumulated
					Other
					Comprehensive
			Additional		Loss (Foreign
	Number of		Paid in	Treasury	Currency
	Shares	Amount	Capital	Stock	Translation)	Deficit	Total
		$	$	$	$	$	$
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placements	33,246,453	1,875,763	-	-	-	-	1,875,763
Stock-based compensation	-	-	311,288	-	-	-	311,288
Loss for the year	-	-	-	-	-	(1,849,656)	(1,849,656)
Balance, December 31, 2014	198,604,790	89,186,471	2,419,615	(1,264,194)	(853,400)	(88,567,751)	920,741
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838
Stock-based compensation	-	-	323,013	-	-	-	323,013
Loss for the period	-	-	-	-	-	(1,103,352)	(1,103,352)
Balance, June 30, 2015	199,154,790	89,221,026	2,731,911	(1,264,194)	(853,400)	(89,671,103)	164,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

     Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and with our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Operating results for the six month period ended June 30, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015.

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
June 30, 2015
(Expressed in US Dollars)

2.	BASIS OF PRESENTATION (cont’d…)

Financial instruments, including receivables, accounts payable and accrued liabilities, accounts payable with related parties, convertible debentures and promissory notes payable are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$143,719	$143,719	$—	$—

Total	$143,719	$143,719	$—	$—

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

3.	EQUIPMENT

	December 31,		Additions
	2014 Net Book		(disposals)			June 30, 2015 Net
	Value		(write-offs)		Amortization	Book Value
Computer equipment	$1,696		$-		$(339)	$1,357
Office equipment	4,748		-		(1,577)	3,171

	$6,444	$		$		$4,528
Equipment			-		(1,916)

	December 31,		Additions			December 31,
	2013 Net Book		(disposals)			2014 Net Book
	Value		(write-offs)		Amortization	Value
Computer equipment	$2,375		$-		$(679)	$1,696
Office equipment	7,903		-		(3,155)	4,748
Equipment	$ 10,278		$-		$(3,834)	$6,444

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Expressed in US Dollars)

4.	MINERAL INTERESTS

Scandium and
December 31, 2014	other

Acquisition costs

Balance, December 31, 2013	$1,613,203
Additions	1,399,520
Balance December 31, 2014	$3,012,723

Scandium and
June 30, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Additions	-
Balance, June 30, 2015	$3,012,723

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

Royalties attached to the Nyngan property include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a US$370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

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
June 30, 2015
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

6.	PROMISSORY NOTES PAYABLE

		December 31,
	June 30, 2015	2014

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

During the six month period ended June 30, 2015, the Company incurred a consulting fee of $53,500 for one of its directors of which $42,500 is included in accounts payable with related parties. There were no such expenses incurred during the six month period ended June 30, 2014.

Of the $57,407 interest expensed in the six month period ended June 30, 2014, $14,375 was payable to a director of the Company. There was no interest paid to related parties in the six month period ended June 30, 2015.

During the six month period ended June 30, 2015, the Company expensed $204,619 for stock-based compensation for stock options issued to Company directors. During the six month period ended June 30, 2014 there was no stock-based compensation for Company directors.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On August 26, 2014, the Company issued 5,534,411 common shares at a value of C$0.085 per common share for total proceeds of C$470,425 ($429,900).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Expressed in US Dollars)

On July 11, 2014, the Company issued 4,641,236 common shares at a value of C$0.085 per common share for total proceeds of C$394,505 ($368,325).

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants			Stock Options
		Weighted
		average exercise		Weighted average
		price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2013	3,750,000	$0.20	14,168,750	$0.12
Granted	-	-	3,725,000	0.12
Cancelled	(3,750,000)	0.20	(2,515,000)	0.17
Exercised	-	-	-	-

Outstanding, December 31, 2014	-	-	15,378,750	0.11
Granted	-	-	4,950,00	0.14
Cancelled	-	-	(2,068,750)	0.25
Exercised	-	-	(550,000)	0.05

Outstanding, June 30, 2015	-	$-	17,710,000	$0.12

Number currently exercisable	-	$-	16,215,000	$0.11

As at June 30, 2015, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options
	4,800,000	0.100	November 5, 2015
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,285,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019
	200,000	0.100	December 30, 2019
	3,450,000	0.140	April 17, 2020

	17,710,000

As at June 30, 2015 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $149,882 (2014 - $106,501).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Expressed in US Dollars)

As at June 30, 2015, there were no warrants outstanding.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

     Stock-based compensation

During the six months ended June 30, 2015, the Company recognized stock-based compensation of $323,013 (June 30, 2014 - $1,166) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were 4,950,000 stock options issued during the six months ended June 30, 2015 (June 30, 2014 – Nil).

The weighted average fair value of the options granted in the period was C$0.14 (2014 - C$Nil).

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2015	2014

Risk-free interest rate	1.02%	N/A
Expected life	5 years	N/A
Volatility	145.65%	N/A
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

9.	TREASURY STOCK

	Number	Amount
Treasury shares, June 30, 2015 and December 31 2014	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

10.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2015	Norway	Australia	United States	Total
Equipment	$-	$-	$4,528	$4,528
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$4,528	$3,017,251

December 31, 2014	Norway	Australia	United States	Total

Equipment	$-	$-	$6,444	$6,444
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$6,444	$3,019,167

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2015	2014
Cash paid during the first six months for interest	$56,250	$57,407
Cash paid during the first six months for income taxes	$-	$-

There were no significant non-cash transactions in either of the six month periods ending June 30, 2015 and June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2015 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2015, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 (the “Annual Statements”).

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of July 31, 2015 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. In order to reflect our emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp. The Company currently trades on the Toronto Stock Exchange (the “TSX”) under the symbol “SCY”.

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia. We also hold an exploration stage property in Norway, knows as the Tørdal scandium/rare earth minerals property.

On February 5, 2010, the Company entered into a Joint Venture Agreement (“JV Agreement”) with Jervois Mining Limited of Melbourne, Australia (ASX: JRV) (“Jervois”) to develop the Nyngan scandium property in NSW, Australia (“Nyngan”). The JV Agreement, came into dispute in February 2012, and was settled by the parties in February of 2013. That settlement provided for Scandium International to acquire 100% of the Nyngan project for A$2.6 million cash, in two installments. We have met the total payment obligation and now own 100% of the project.

During the first and second quarters of 2015, we focused on Nyngan project activities including scandium marketing arrangements, refining our Nyngan project process flowsheet, analysis of Nyngan project site drilling performed during the fourth quarter of 2014, and processing the selection of a qualified engineering firm to perform a feasibility study during 2015.

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

On February 5, 2010, SCY entered into the JV Agreement with Jervois to co-develop Nyngan. The JV Agreement gave SCY the right to earn a 50% interest in a joint venture with Jervois for the purpose of holding and developing Nyngan, provided SCY met certain technical and financial milestones. SCY met all financial requirements and delivered evidence of technical milestone achievement to Jervois on February 24, 2012.

On February 27, 2012, Jervois formally rejected SCY’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of Nyngan, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for A$2.6 million in future cash payments. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from first production date, and a 10 tpa scandium oxide production minimum.

In June of 2014, the Company completed the second of two settlement payments required under its agreement with Jervois. Formal transfer of the Nyngan exploration licenses to SCY’s Australian subsidiary is currently underway, with completion anticipated by the end of the third quarter of 2015.

With regard to the payoff of Jervois settlement payments, on June 24, 2014, SCY entered into a $2.5 million loan facility with Scandium Investments LLC, a company owned by a US private investor group (the “2014 Loan”). The proceeds of the 2014 Loan were applied to pay a A$1.3 million final payment to Jervois in order for SCY to acquire a 100% interest in Nyngan (pursuant to the terms of a settlement agreement with Jervois entered into in February of 2013). The balance of the proceeds of the 2014 Loan was applied to repay $1.2 million in maturing debt. The 2014 Loan has a maturity date of December 24, 2015 and bears interest that increases in quarterly increments from 4% to a maximum of 12%.

The 2014 Loan automatically converts into an effective 20% joint venture interest in both our Nyngan and Honeybugle scandium projects at such time as the Company meets a funding milestone (defined as raising $3.0 million in equity) during the period from drawdown to loan maturity. This conversion feature can also be triggered at any time, at the lender’s option, prior to the 2014 Loan maturity date. Once the conversion feature is triggered, the 20% joint venture partner has a carried interest in the project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, the joint venture partner becomes fully participating on development costs thereafter.

Completion of the development milestones by the Company, as described above, activates a second onetime, limited period option for the joint venture partner to elect to convert its 20% joint venture interest in the project into an equivalent value of the Company’s common shares, at agreed market prices, rather than continue with ownership at the project level.

Repayment of the 2014 Loan is secured against the Company’s interest in its Australian mineral properties, and the lender has the right to purchase the Australian mineral properties at a price equal to the outstanding 2014 Loan obligations in certain events of default under the loan agreement.

Substantial Nyngan project metallurgical test work has been completed, and additional work in this area is planned for 2015. Scandium International intends to produce a Feasibility Study demonstrating project economics and development viability on the project, expected to be completed in early 2016 subject to available funding.

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

The Roberts & Schaefer report included capital and operating cost estimates, based on process flow sheets and technical reports previously done for Jervois or SCY on various metallurgical aspects of the resource. These technical/process reports included work done by METCON, the CSIRO, and by others, proprietary to or sourced by Jervois or SCY. The bulk of the process applied by Roberts & Schaefer in their Report was defined by bench scale as well as small scale pilot plant work results compiled by others, and a preliminary flow sheet complied by the CSIRO.

This early stage Roberts & Schaefer Report was carried forward into the later metallurgical test work subsequently conducted by Hazen Research and the design work utilized in the SNC- Lavalin economic study presented to management in 2012.

In January 2011, SCY announced results of initial lab test work, independently prepared by Hazen Research, Inc., of Golden, Colorado, USA. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resources of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

The second phase of the Hazen test work program continued through July and involved continuous pilot plant testing of the acid leach systems, solvent extraction systems and product finish systems identified by earlier CSIRO work. The overall objectives of the test work program were to define and optimize a process or series of processes that achieves an 80% scandium recovery, lowest possible capital and operating costs, and most benign environmental impact, using standard and accepted processes.

On January 19, 2012 we announced receipt of an independent metallurgical test-work report titled "Purification of Scandium Extracted from Laterite Ore", outlining the results of a number of pilot-scale tests on Nyngan resource material and estimated recoveries and grades of scandium oxide product. The report was independently prepared by Hazen and is the final report in a series of three phases of semi-continuous pilot plant scale test-work completed by Hazen during 2011. Work was finalized in late November.

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

In February of 2011, we announced results of a series of laboratory-scale tests investigating the production of scandium-aluminum (“Sc-Al”) alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of Sc-Al master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of scandium aluminum master alloy production.

Environmental Permitting Work

In April of 2011, SCY announced a general progress report on the project which outlined a series of environmental work steps designed to advance the Environmental Impact Study (“EIS”). Work steps included both ground and surface water assessments, along with other assessments of Aboriginal, ecology, traffic, noise and air quality matters.

All of this work has subsequently been completed, including eight water bores with ongoing test monitoring equipment, and reports on the various other targeted assessments, without material issues in any area. An aerial photography and contour mapping program was also completed, to support feasibility study work regarding location of site facilities.

On January 18, 2012 SCY announced that that key elements of environmental site work on the Nyngan Scandium Project have been completed and a Conceptual Project Development Plan (CPDP) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an Environmental Impact Study ("EIS"), the foundation environmental document required for a mining permit in the state.

Specific EIS and property work, contained in the CPDP, completed by year end 2011 were as follows:

•	Draft ground water assessment study finalized and submitted to regulators,
•	Surface water assessment results favorable, State review ongoing,
•	Aboriginal heritage study finalized, no areas of significance,
•	Soils study finalized, no issues, and
•	Property aerial photography and contour mapping completed, location of site facilities defined.

Continuing EIS work underway:

•	Six license applications for access to groundwater as generated from property water bores have been submitted,
•	Flora and fauna studies are ongoing; to date no significant issues have arisen, and
•	Traffic, noise and air quality baseline monitoring are ongoing.

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan economic study.

Nyngan Preliminary Economic Assessment

On October 14, 2014, the Company announced completion of a report on a Preliminary Economic Assessment of the Nyngan project entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project. As a result of a disclosure review by the British Columbia Securities Commission, an amended technical report (the “PEA”) entitled titled "Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia" was completed on May 20, 2015.

The PEA was prepared by the engineering firm of Larpro Pty Ltd, of Brisbane, Australia, and supported by Mining One of Melbourne, Australia and Rangott Mineral Exploration Pty Ltd of Orange, Australia, and confirms the technical and economic potential of the Nyngan Scandium Project (the “Project”). The PEA has been independently prepared as a technical report on the form prescribed under NI 43-101 F1 and is available for public review on the Company’s website at www.scandiummining.com

The PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Project have not been demonstrated at this time. While this PEA does not consider or include any inferred mineral resources, and does include only measured and indicated resources, it remains a preliminary analysis that is not sufficient to enable resources to be categorized as mineral reserves. Furthermore, there is no certainty that the PEA will be realized.

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

The PEA concludes that the Project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after tax cumulative cash flow over a 20 year Project life of $565 million, with an NPV10% of $175 million. The PEA also concludes the project can achieve this financial result with a conventional flow sheet, employing HPAL and solvent extraction (“SX”) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work. Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

PEA Financial Highlights and Key Assumptions

The PEA concludes that the Project has the potential for positive economics, based on a capital estimate supported by conventional process designs. The overall PEA level of accuracy is +/-30%. The PEA is expressed in US dollars (US$), unless otherwise noted. A foreign exchange rate of US$0.90 (1A$=US$0.90) to one Australian dollar (A$) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) in this news release are shown on an after tax basis, based on a 30% tax rate.

Highlights and key assumptions are as follows:

Table 1. Nyngan PEA Financial Highlights

Summary	NI 43-101
Nyngan Project	PEA
Key Project Parameters	Result

Capital Cost Estimate (US$ M)	$77.4

Resource Grade Assumption (ppm)	371
Resource Processed (tpy)	75,000
Mill Recovery Assumption (%)	84.3%
Oxide Production (kg per year)	35,975
Scandia Product Grade	97-99.0%

Annual Cash Operating Cost (US$ M)	$22.9
Unit Cash Cost (US$/kg Oxide)	$636

Oxide Price Assumption (US$/kg)	$2,000
Annual Revenue (US$ millions)	$72.0
Annual EBITDA (US$ millions)	$47.7

NPV (10%i)	$175.6
NPV (8%i)	$217.8
IRR (%)	40.6%

Payback (years)	2.5

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

The current Nyngan project scandium mineral resource is as follows:

Table 2. Nyngan Scandium Resource (1)

Nyngan Project				Overburden
NI 43-101 Resource Summary	Tonnes	Grade	Cut-Off Sc	Ratio
Category		(ppm Sc)	(ppm Sc)	(t/t)

Measured Resource	2,718,000	274	100	0.81:1
Indicated Resource	9,294,000	258	100	1.40:1
Total Resource	12,012,000	261	100	1.10:1

NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia, dated March 2010, (Rangott Mineral Exploration Pty Ltd).

     (1) Mineral resources that are not mineral resources do not have demonstrated economic viability.

Note that the terms measured and indicated resources are not terms recognized in the United States under SEC rules and guidelines. See “Note to U.S. Investors Regarding Resource Estimates” above under “ITEM 2 – PROPERTIES”.

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

The processing plant operations will size the input material, apply HPAL using sulfuric acid, and then recover the liberated scandium using SX, oxalate precipitation and calcination, to generate a finished scandium oxide product. The output of the plant is forecast at 35,975 kilograms of scandium per year, at grades between 97% and 99%, as Sc2O3. Product output will be refined to suitable grade for direct sales to end users, recognizing that grade varies based on application.

Plant tailings will be neutralized with lime to pH 8.5, dewatered, and stored in a permanent tailings facility meeting the environmental requirements of mining permits and NSW State regulators.

PEA Capital Cost Assumptions

Total capital costs for the project are estimated at $77.4M, which includes a 20% contingency. The majority (70%) of the capital cost in the PEA was Australian-sourced, and consequently, initially priced in Australian dollars, supported by direct vendor capital pricing. Concrete and steel costs have been estimated from concept drawings, and piping, electrical and instrumentation costs were estimated using standard industry factors. The capital cost estimate is considered to be +/-30% accuracy. Capital costs included in overall cash flow include $2M per year for sustaining capital items ($38M over full PEA term), and $3M in final reclamation costs in year 20. No salvage costs were assumed. On the basis that the resource is adequate for 45 years at the assumed grade, it is unlikely the project would be closed in year 20 if current assumptions remain viable.

Table 3. PEA Capital Cost Detail

Nyngan Project	NI 43-101 PEA Result
Capital Cost Summary	Capital	CapEx/Annual
(US$)	Cost (US$ M)	kg Oxide

Pre-Stripping Cost	$1.6	n/a

Mining Equipment	contractor
Mine Vehicles/Site Equipment	$0.4	$10

Processing Plant Equipment
Ore Preparation	$2.1	$58
HPAL	$13.7	$381
CCD, Ph Adjust	$5.9	$164
Solvent Extraction	$3.1	$86
Product Precipitation	$1.3	$37
Tailings	$1.3	$36
Reagent Storage	$2.6	$72
Water/Steam/Services	$6.6	$183
Plant Subtotal	$36.6	$1,019

Other Site Costs
Freight and First fills	$2.1	$59
Evaporation Ponds-Tailings Dam	$6.7	$186
Transformer Farm/Buildings	$2.5	$69
On/Offsite Utilities Supply	$2.2	$62
Other Costs Subtotal	$13.5	$376

Owners Costs & Working Cap.	$4.3	$118
EPCM Costs (18%)	$9.1	$253
Contingency (20%)	$11.9	$332

Total Project Capital Cost	$77.4	$2,151

Total (20 Year) Sustaining Capital	$38.0	N/A

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

Operating cost details in the PEA are as follows:

Table 4. PEA Operating Costs, and Unit Costs Per kg Oxide

Nyngan Project	NI 43-101 PEA Result
OpEx Mine/Process Expense	Annual	Unit Cost Per
(US$ millions)	US$M Cost	kg Oxide

Mining Costs	$1.4	$38.78
Processing Cost
Labor Cost	$3.9	$108.13
Utilities	$0.8	$21.96
Reagents	$13.0	$361.53
Lab Costs	$0.2	$6.95
Consumables	$1.0	$27.10
Total Processing Costs	$18.9	$525.67

Marketing & Insurance	$0.7	$18.76
Maintenance Spend	$1.3	$37.02
Mobile Equipment Cost	$0.6	$15.28

Annual Cash Operating Cost	$22.9	$635.51

PEA Revenue Pricing Assumptions

The price assumption in the PEA is $2,000 per kilogram (kg), as an average price covering all products sold over various product grades. Current pricing is substantially above these levels, based on small unit quantities and varying grades. The pricing benchmark applied in the PEA was supported by limited current trading and pricing information, our discussions with potential customers, and the understanding that lower prices than scandium trades for today will be necessary to penetrate potential markets with significant sales tonnages in the future.

PEA Sensitivities Analysis

The project is most sensitive to changes in product pricing, and somewhat less sensitive to either operating cost or capital cost changes, as shown below.

Table 5. Profitability Sensitivities to Changes in Key Assumptions

Sensitivity to	NPV (10%)
Financial Parameters	($US M)	IRR (%)
PEA RESULT	$175.6	40.6%
Operating Cost Sensitivity
Cost Increase (10%)	$163.9	38.6%
Cost Decrease (10%)	$187.4	42.5%
Price Sensitivity
Lower Realized Product Price (10%)	$139.3	34.5%
Higher Realized Product Price (10%)	$212.0	46.6%
Capital Cost Sensitivity
Higher Capital Cost (10%)	$169.6	37.0%
Lower Capital Cost (10%)	$181.6	44.9%
Fx Sensitivity
US$/A$ @ $1.00	$162.6	38.3%
US$/A$ @ $0.80	$188.7	42.8%

PEA General Assumptions

The PEA is presented on a 100% ownership basis. Potential conversion of the 2014 Loan t into a 20% interest at the project level in Nyngan is a possibility, but at present the Company retains 100% of the project.

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

Detail limonite-only results for each drill hole were as follows:

Hole Number & Type		Interval	Interval	Assay Result (Sc ppm)
		From-To	Total	Four Acid/	Fusion/
Number	Status	(meters)	(meters)*	ICP Method	ICP Method*
EMCG001	(previously	16-27	11	178	216
	reported)	32 to 44	12	407	580
		including	7	502	721
		including	4	581	795

EMCG002	(new result)	19-34	15	254	344
		including	7	328	433

EMCG003	(new result)	17-54	37	246	303
		including	10	350	401

EMCG004	(new result)	14-27	13	221	258

EMCG005	(new result)	21-19	8	258	326

EMCG006	(new result)	17-25	8	467	651
		including	5	505	755
		including	1	515	879

EMCG007	(new result)	17-26	9	245	408
		including	5	284	469

EMCG008	(new result)	16-31	15	205	302

EMCG009	(previously	15 to 24	9	311	435
	reported)	including	4	420	570

EMCG010	(previously	15 to 31	16	370	495
	reported)	including	8	423	594

EMCG011	(new result)	13-20	7	225	295

EMCG012	(new result)	16-20	4	143	220
		22-25	3	246	335

EMCG015	(new result)	25-51	26	262	339
		including	7	366	469

EMCG016	(previously	11 to 26	15	209	316
	reported)	including	5	273	431
		38 to 44	6	269	315
Total meters reported Weighted Average Assay Result			214
				266	357

*NOTES:
1. Interval results represent true widths
2. Grade cut-off assumption for Fusion/ICP method is 200ppm, effectively less for Four Acid/ICP method, based on matched intervals to fusion result.

The location of the 14 hole drill program is as follows:

Drill Program QAQC standards

SCY employed an independent local geological consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (“RME”) of Orange NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one meter intervals from a trailer-mounted cyclone and splitter for one reported hole - EMCG-01, and a separate RME three-tier riffle splitter was used on site for holes EMCG-09, EMCG-10 and EMCG-16, due to moisture. Assay samples ranged from 0.4 - 4.7 kg in weight. Individual sample identifiers were cross-checked during the process. The individual assay samples were double-bagged and held in RME’s possession while in the field, prior to transport and storage at RME’s office in Orange. RME personnel checked/validated the sequence of sample numbers, and submitted the samples to Australian Laboratory Services’ (“ALS”) laboratory in Orange, NSW. The remainder of bulk samples were sealed in the field in heavy polyethylene bags and transported by RME to a secure site at Orange for long-term storage or further use in metallurgical test work.

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

The five patent applications are titled as follows:

1.	Systems and methodologies for recovering scandium values from mixed ion solutions,
2.	Systems and methodologies for direct acid leaching of scandium bearing laterite ores,
3.	Solvent extraction of scandium from leach solutions,
4.	Systems and processes for recovering scandium values from laterite ores, and
5.	Scandium-containing master alloys and method for making the same.

Patent Applications Discussion:

•	These patent applications cover novel, unique flowsheet designs, applicable to scandium extraction, from scandiferous laterite resources,
•	The patented designs are largely supported by test work done with Nyngan project resource material and known design parameters,
•

The patents cover HPAL system material flows, SX, ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium,

•	The designs will be part of a definitive feasibility study, scheduled for 2015, and
•	The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

These five patent applications have been filed with the US Patent Office, with dates of record from September 2014 to February 2015. They protect the company's position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review by the US Patent Office takes further time, but the dates of record define the basis of IP ownership claims, as is generally afforded US patent-holders.

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

•	The MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium,
•	The MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Al-Sc alloy materials,
•	The offtake agreement outlines standard sale terms on 7,500 kg of scandia per annum, for a term of three years beginning in 2017, which can be extended, and
•	The offtake agreement contains both fixed and variable pricing components, which are subject to confidentiality.

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

Nyngan Scandium Project - Planned Activities for 2015-2016

The following steps are planned for Nyngan during the 2015 and 2016 Calendar years:

•	Complete the transfer of legal title to the exploration licenses, and surface lands from Jervois to the Company (scheduled for completion in Q3 of 2015);
•

Conduct in-fill exploration drilling on the property, to enhance resource understanding and supply test work resource material (drilling completed in 2014 involving 657 meters of drilling over 14 drill holes at a cost of approximately $50,000; samples analysis and reporting was completed in the first quarter of 2015);

•

Progress metallurgical test work programs to finalize a project flow sheet, utilizing independent laboratory consultants, (scheduled for completion in the fourth quarter of 2015 at an estimated cost of $400,000);

•	Complete and file an environmental impact assessment (“EIS”) on the project (scheduled for completion in the fourth quarter of 2015);
•	Initiate and complete an advanced stage economic study at or better than +/- 20% accuracy level (scheduled for completion during the first quarter of 2016);
•	Apply for mining license on property with NSW Mines Department in Q3 2015; and
•	Commence site construction during Q2 2016 (construction completion and operational start-up first half 2017, estimated construction cost of $77,400,000).

Other Properties Review

Tørdal Scandium/REE Property (Norway)

During 2011, we entered into two option agreements with REE Mining AS of Norway to obtain exploration rights to several properties in central and southern Norway. The Tørdal, Evje-Iveland and Hogtuva properties are classified as Norway Property for purposes of financial statement segment information.

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

2012 Tørdal Field Exploration

On February 14, 2013, we announced promising results from field exploration work on the Tørdal property during the summer and fall months of 2012, focused on scandium-bearing pegmatites. The 2012 work included independent assay results of pegmatite rock samples taken from one specific property area, and also includes an extensive pegmatite mapping program covering approximately 30 sq km. The assay results indicated the presence of high levels of scandium and various rare earth elements (“REEs”), including heavy rare earth elements (“HREEs”) in particular. Field XRF readings indicated elevated scandium content in hundreds of large and small pegmatite bodies found and mapped in the reconnaissance area.

Highlights of the results of the 2012 field exploration are as follows:

•	Tørdal 2012 assays of pegmatite rocks show presence of both scandium and REEs,
•	Best scandium assays exceed 1,600 ppm,
•	Promising HREE assay results from pegmatites with gadolinite mineralization,
•	Host rock mineralization points to higher grade scandium or HREE contents,
•	2012 summer exploration program mapped and sampled over 300 pegmatites,
•	A total of 1,940 Niton XRF scandium readings were taken on whole rock samples, and

•	Overall program results at Tørdal are very encouraging and warrant expanded exploration.

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

The numbered assay samples were formed either by random selection of fresh (un-weathered) whole rock material broken loose from individual pegmatite bodies, or alternatively, based on selectively collecting fresh rock material that was clearly (1) garnet-laden, (2) mica-laden, or showed clear visible (3) gadolinite mineralization. Gadolinite is a beryllium and rare earth-bearing mineral with the chemical formula [(Ce,La,Nd,Y)2FeBe2Si2O10]. The intent was to determine from assay results if certain visiblemineralization correlated to the presence and concentrations of target elements; specifically scandium, rare earth elements (REE’s), or other metals of interest and value.

The results in the assay table indicate that all of the selected pegmatites contain interesting levels of both REEs and scandium. In general, all of the pegmatites contained both target elements, while the mica phase appears to hold the higher scandium concentrations with small REE additions, and the gadolinite phase holds the highest REE concentrations and small scandium additions. The presence of garnet material in samples tended to generate interesting but moderate values for both REEs and scandium. Assay work was designed to identify 30 specific elements, including all 16 REE elements plus scandium, and the relative concentration of heavy REEs was of particular interest. The mica and garnet grab sample materials had generally only trace levels of thorium and uranium (average <15 ppm), while the gadolinite grab sample materials had thorium levels between 2,500-5,000 ppm, and uranium levels between 500-1,300 ppm. A full table of OMAC assay results related to these 23 sample analyses is available on the Company’s website at www.Scandium Internationalmetals.com.

Tørdal Pegmatite Mapping Program

Following on from the 2011 work and the 2012 assay results, the Company conducted an expanded 2012 summer work reconnaissance program at both Tørdal and Evje-Iveland, from July through October. The goals of the 2012 program were to develop detailed mapping of outcropping pegmatite fields over a much broader area than the 2011 program, while also conducting field sampling of scandium mineralization on those pegmatites using a hand-held Niton XRF Analyzer.

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

Qualified Person and Quality Assurance/Quality Control

Sampling methods followed industry quality control standards. Mr. Kjell Nilsen, an independent geologist consultant currently employed by Scandium International, conducted the reconnaissance and sampling on the property. Individual whole rock grab samples were collected by hand shovel, from areas where blasted material could be seen to have come from blast points on pegmatite bodies. The assayed samples were individually bagged, sealed, logged on the grid map as to location, boxed in a container suitable for mailing, and sent by express mail to OMAC Laboratories Limited in Galway, Ireland for testing. Assay testing on the samples utilized an ICP-MS spectrometer (Inductively Coupled Plasma-Mass Spectrometry) to test for numerous elements, specifically scandium. The numerous Niton XRF (X-ray Fluorescence) readings were taken at field locations, logged and identified with individual numbered pegmatites, located on grid maps, by the field geology team. Mr. Willem Duyvesteyn, Chief Technology Officer of Scandium International, is the Qualified Person who is responsible for the design and conduct of the exploration program, and reviewed and approved the disclosure of the program results contained herein.

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The license held by SCY covers only a part of the Honeybugle geologic complex.

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

Honeybugle Drill Results

On May 7, 2014, the Company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to Nyngan.

Highlights of initial drilling program results include the following:

•	The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11)
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
•	The program identified a 13-hole cluster which was of particular interest;
•	intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters,
•	at an average continuous thickness of 21 meters per hole,
•	representing a total of 57% (354 meters) of total initial program drilling.
•	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
•	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

The detail results of 13 holes in the initial drill program are as follows:

Honeybugle 30 Hole Drill Program - April 2014 Target-Scandium
Drill Hole Number	Honeybugle Drill Area	Hole Type	From (meter depth)	To (meter depth)	Intercept Length (meters)	Total Scandium Grade (ppm)
EHAC 1	Seaford	Explore (AC) including	21 27	42 36	21 9	218 262

EHAC 2	Seaford	Explore (AC)	0	12	12	300
		including	0	9	9	333
EHAC 3	Seaford	Explore (AC) including	3 6	12 9	9 3	295 352

EHAC 5	Seaford	Explore (AC)	0	15	15	244
		including	12	15	3	333
EHAC 6	Seaford	Explore (AC) including including	0 0 18	24 9 24	24 9 6	185 214 214

EHAC 7	Seaford	Explore (AC)	9	51	42	225
		including	15	42	27	220
		including	42	51	9	252
EHAC 9	Seaford	Explore (AC) including	6 9	27 24	21 15	272 350

EHAC 10	Seaford	Explore (AC)	0	18	18	251
EHAC 11	Seaford	Explore (AC) including including	0 9 21	30 15 24	30 6 3	369 461 572

EHAC 12	Seaford	Explore (AC)	0	21	21	177
EHAC 26	Seaford Seaford	Explore (AC) including	0 3	21 18	21 15	309 343

EHAC 28	Seaford	Explore (AC)	0	18	18	344
	Seaford	including	3	15	12	363
EHAC 29	Seaford	Explore (AC) including	3 9	21 18	18 9	316 396

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

Initial Drill Program Map

This 13-hole cluster (“Area 1”) was noted to be in a relatively thick laterite zone which was constrained to the west by contact with metasediments, to the east by fresh ultramafic bedrock, and to some extent in the north by a poor intersection result in hole 30. Area 1 remains somewhat open to the south, with the two southern-most holes (EHAC 9 and EHAC 29) generating some of the best scandium grade intercepts in the area.

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle property is different to Nyngan, where mineralization is typically covered by 10-20 meters of barren alluvium.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing Area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at Scandium International Mining Corp is a Qualified Person as defined in NI 43-101 and has reviewed and approved the technical information on this property. The drilling, sampling, packaging and transport of the drill samples were carried out to industry standards for QA/QC. Scandium International employed an independent local geology consulting and drill supervisory team, RME to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0 -4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to ALS’s laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Miandetta, for long-term storage.

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

Other Developments – Second Quarter 2015

Stock Option Grants: On April 17, 2015, the Company granted 4,950,000 stock options at an exercise price of C$0.14 per share, exercisable until April 17, 2020, to directors, officers, employees and consultants of the Company.

PEA Amended Report: On May 14, 2015, the Company announced that as a result of a review by the British Columbia Securities Commission (the "BCSC"), the Company would issue an amended Preliminary Economic Assessment on the Nyngan project and clarify certain disclosures on its website. An amended technical report titled "Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia" was completed on May 20, 2015. The Amended Technical Report does not change the results of the Preliminary Economic Assessment or underlying mineral resource model that was disclosed in the original report filed in October of 2014.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results (expressed in US$)

	2015		2014				2013
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(632,698)	(470,654)	(577,174)	(779,384)	(221,294)	(271,804)	(2,197,558)	(22,060,858)
Basic and
diluted
Net Income	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.02)	(0.13)
(Loss) per
share

Results of Operations for the three months ended June 30, 2015

The net loss for the quarter was $632,698, an increase of $411,404 from $221,294 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q2 2015 vs. Q2 2014 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$(308,699)

In the second quarter of 2015, 4,950,000 stock options were granted with 49% of those vesting immediately, resulting in a $308,699 expense. In the comparable quarter one year ago, all options had fully vested and no new options were awarded.

Exploration	$(53,571)

Lab and metallurgical work at the Nyngan property in the current quarter following up on the Q3 2014 drilling program resulted in this negative variance when compared with Q1 2014, when very little exploration was carried out.

Interest expense	$(49,334)

During Q2 2014, interest expense (and total loans outstanding) was minimal due to the proceeds from the sale of the Springer Mine received in December 2013 being used to pay down debt. Currently we carry an interest bearing $2,500,000 loan.

Salaries and benefits	$(26,475)

Increased salary expenses in Q2 2015 relate to the return of the CFO to a more active role in the Company. Also in Q2 of 2014, certain management staff elected to forgo salary when there was little activity at the Company.

Consulting	$(17,000)	There was little consulting work done in Q2 2014 when the Company was making efforts to reduce costs. The current quarter cost is more representative of ongoing operations.

Foreign exchange loss	$(13,463)

The Company reports operations in US dollars and holds cash in both US dollar and Canadian dollar bank accounts to support operations. In Q2 2015, the Canadian dollar continued to weaken against the US dollar making those assets held in Canadian dollars worth less when converted to US dollars. In Q2 2014 the Canadian dollar strengthened against the US dollar resulting in a favorable exchange variance.

Insurance	$(7,512)

In Q2 2014, the Company received a refund on workers compensation premiums charged in the prior year. Without this adjustment, insurance charges when compared quarter to quarter would have been the same.

Q2 2015 vs. Q2 2014 - Variance Analysis
	Variance
Item	Favourable /	Explanation
	(Unfavourable)
General and administrative	$4,116	The lower G&A costs in Q2 2015 are a result of lower office rent costs, TSX fees, and trade show fees which are partially offset by higher patent fees, IR firm fees and marketing expenses.

Travel and entertainment	$4,843	With the downturn in activities in Q2 2015, very little has been spent on travel and entertainment when compared to Q1 2014.

Professional fees	$55,690	With the downturn in activities in Q2 2015, very little has been spent on legal fees when compared to Q1 2014.

Results of Operations for the six months ended June 30, 2015

The net loss for the six month period was $1,103,352, an increase of $610,254 from $493,098 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Six months ending June 30, 2015 vs. six months ending June 30, 2014 - Variance Analysis
	Variance
Item	Favourable /	Explanation
	(Unfavourable)
Stock-based compensation	$(321,847)	In the current six month period, 4,950,000 stock options were granted with 49% of those vesting immediately resulting in the $308,699 expensed. In the comparable six month period one year ago there was very little option expensing and no new options were awarded.

Exploration	$(134,221)	Lab and metallurgical work at the Nyngan property in the current six month period following up on the Q3 2014 drilling program resulted in this negative variance when compared with the six month period in 2014 when very little exploration was carried out.

Interest expense	$(75,026)	During Q2 2014, interest expense (and total loans outstanding) was minimal due to the proceeds from the sale of the Springer Mine received in December 2013 being used to pay down debt. Currently we carry an interest bearing $2,500,000 loan.

Six months ending June 30, 2015 vs. six months ending June 30, 2014 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Salaries and benefits	$(45,597)	Increased salary expenses in the current six month period relate to the return of the CFO to a more active role in the Company. Also in the first six months of 2014, certain management staff elected to forgo salary when there was little activity at the Company.

Consulting	$(45,000)	There was little consulting work done in the six month period ending June 30, 2014 when the Company was making efforts to reduce costs. The current year to date costs are more representative of ongoing operations.

Foreign exchange loss	$(16,695)	The company reports operations in US dollars and holds cash in both US dollar and Canadian dollar bank accounts to support operations. In Q2 2015, the Canadian dollar continued to weaken against the US dollar making those assets held in Canadian dollars worth less when converted to US dollars. In Q2 2014, the Canadian dollar strengthened against the US dollar resulting in a favorable exchange
		variance.

Travel and entertainment	$(3,826)	This unfavorable variance is due to travel to promote the Company to potential investors in Europe and North America. In the prior year cash conservation limited this type of expense.

General and administrative	$(3,250)	The higher G&A costs in the six months ended June 30, 2015 are a result of higher patent fees, marketing costs and IT support. These costs were partially offset by lower office rent and TSX fees.

Insurance	$1,403	This favorable variance is the result of audit refunds on workers compensation premiums charged in the prior year. Without this adjustment, insurance charges when compared quarter to quarter would have been the same.

Professional fees	$34,004	The legal fees associated with the financing obtained in Q2 2014 are not replicated in 2015, resulting in this positive variance.

Cash flow discussion for the six month period ended June 30, 2015 compared to June 30, 2014

The cash outflow for operating activities was $279,505, an increase of $12,764 (June 30, 2014 – $284,741), due to increased activity levels as described in the variance analysis in addition to an increase in accounts payable during the period.

Cash outflows for investing activities were $Nil (June 30, 2014 – $1,214,163). In 2014, the company purchased full title to the Nyngan scandium project in Australia.

Cash inflows from financing activities decreased by $1,470,702 to $23,838 (June 30, 2014 – $1,494,540), reflecting the repayment of a convertible debenture and promissory note totaling $1,854,875 in the first six months of 2014 which was offset by the issuance of share capital and the issuance of a new promissory note of $2,500,000 in the first half of 2014.

Financial Position

Cash

The Company’s cash position decreased during the six month period by $273,667 to $143,719 (December 31, 2014 - $417,386) due primarily to the payment of ongoing operating expenses and further testing of the samples taken from the 2014 drill program.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $39,543 to $17,890 due to expensing of prepaid insurances and receipt of value added tax refunds from Australia and Canada (December 31, 2014 - $57,433).

Property, plant and equipment

Property, plant and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $1,916 to $4,528 (December 2014 - $6,444) is due to amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $3,012,723.

Accounts payable and accrued liabilities and accounts payable with related parties

Accounts payable has increased by $441,375 to $514,620 (December 2014 – $73,245) due to deferral of some salary and expense payments in efforts to conserve cash.

Promissory notes payable

The promissory notes payable remained at $2,500,000.

Capital Stock

Capital stock increased by $34,555 to $89,221,026 (December 31, 2014 $89,186,471) due to exercise of stock options.

Additional paid-in capital increased by $312,296 to $2,731,911 (December 31, 2014 - $2,419,615) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2015, the Company had a working capital deficit of $2,853,011, including cash of $143,719, as compared to a working capital deficit of $2,098,426, including cash of $417,386, at December 31, 2014. The Company intends to fund its working capital and project development activities through the sales of equity, issuance of debt or sale of non-core assets.

At June 30, 2015, the Company had a total of 17,710,000 stock options exercisable between CAD$0.07 and CAD$0.315 that have the potential upon exercise to generate a total of C$2,037,050 in cash over the next five years. There is no assurance that these securities will be exercised.

The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company. However, management is committed to pursuing all possible sources of financing (internal and external) in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Results of Operations

Outstanding share data

At the date of this report, the Company has 199,154,790 issued and outstanding common shares and 17,710,000 stock options currently outstanding at a weighted average exercise price of CAD$0.12.

Off-balance sheet arrangements

At June 30, 2015, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid during the three months ended March 31, 2014.

During the six month period ended June 30, 2015, the Company incurred a consulting fee of $53,500 for one of its directors, of which $42,500 is included in accounts payable with related parties. There were no such expenses incurred during the six month period ended June 30, 2014.

Of the $57,407 interest expensed in the six month period ended June 30, 2014, $14,375 was payable to a director of the Company. There was no interest paid to related parties in the six month period ended June 30, 2015

During the six month period ended June 30, 2015, the Company expensed $204,619 in respect of stock-based compensation for stock options issued to Company directors. During the six month period ended June 30, 2014 there was no stock based compensation for Company directors.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Vancouver, British Columbia, Canada.

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

Disclosure controls and procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company’s management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Management’s report on internal control over financial reporting

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

The Company’s management has determined that the internal controls over financial reporting are effective as of June 30, 2015.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

3.1	Notice of Articles (incorporated by reference to Exhibit 3.1 to the Form S-1 of the Company, filed with the SEC on May 9, 2012)

3.2	Articles (incorporated by reference to Exhibit 3.2 to the Form S-1 of the Company, filed with the SEC on May 9, 2012)

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2015, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer