Form 10-Q
period 2015-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2015-11-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of November 12, 2015, the registrant’s outstanding common stock consisted of 225,047,200 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2015

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2015	December 31, 2014

ASSETS

Current
Cash	$1,153,151	$417,386
Prepaid expenses and receivables	15,420	57,433

Total Current Assets	1,168,571	474,819

Equipment (Note 3)	3,569	6,444
Mineral interests (Note 4)	3,012,723	3,012,723

Total Assets	$4,184,863	$3,493,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$44,555	$51,343
Accounts payable with related parties	5,265	21,902
Promissory notes payable (Note 6)	-	2,500,000

Total Liabilities	49,820	2,573,245

Stockholders’ Equity
Capital stock (Note 8) (Authorized: Unlimited number of shares with no par value; Issued and outstanding: 225,047,200 (2014 – 198,604,790))	91,142,335	89,186,471
Treasury stock (Note 9) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 8)	5,284,762	2,419,615
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(90,174,460)	(88,567,751)

Total Stockholders’ Equity	4,135,043	920,741

Total Liabilities and Stockholders’ Equity	$4,184,863	$3,493,986

Nature and continuance of operations (Note 1)
Subsequent events (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

			Nine months	Nine months
	Quarter ended	Quarter ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

EXPENSES
Amortization (Note 3)	$959	$958	$2,875	$2,875
Consulting	25,500	17,000	79,000	25,500
Exploration	139,946	239,372	327,758	292,763
General and administrative	33,613	(6,009)	123,973	81,101
Insurance	7,351	7,604	12,396	14,052
Professional fees	24,805	36,435	74,614	120,248
Salaries and benefits	114,890	128,273	347,256	315,042
Stock-based compensation (Note 8)	52,851	271,126	375,864	272,292
Travel and entertainment	16,719	11,018	32,987	23,460

Loss before other items	(416,634)	(705,777)	(1,376,723)	(1,147,333)

OTHER ITEMS
Foreign exchange gain (loss)	8,727	(50,240)	(3,844)	(46,116)
Interest expense	(95,450)	(23,367)	(226,142)	(79,033)

	(86,723)	(73,607)	(229,986)	(125,149)

Loss and comprehensive loss for the period	$(503,357)	$(779,384)	$(1,606,709)	$(1,272,482)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	209,225,377	196,207,792	202,316,308	179,578,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,606,709)	$(1,272,482)
Items not affecting cash:
Amortization	2,875	2,875
Stock-based compensation	375,864	272,292

Changes in non-cash working capital items:
Decrease in prepaids and receivables	42,013	94,740
Increase (decrease) in accounts payable and accrued liabilities and accounts payable with related parties	145,837	(41,959)
	(1,040,120)	(944,534)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	-	149,868
Additions to unproven mineral interests	-	(1,364,031)
	-	(1,214,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,812,047	1,909,345
Share issuance costs	(60,000)	(33,582)
Stock options exercised	23,838	-
Receipt of promissory note	-	2,500,000
Payment of promissory note and convertible debenture	-	(1,854,875)
	1,775,885	2,520,888

Change in cash during the period	735,765	362,191
Cash, beginning of period	417,386	785,075

Cash, end of period	$1,153,151	$1,147,266

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in US Dollars) (Unaudited)

	Capital Stock
					Accumulated
					Other
					Comprehensive
			Additional		Loss (Foreign
	Number of		Paid in	Treasury	Currency
	Shares	Amount	Capital	Stock	Translation)	Deficit	Total
		$	$	$	$	$	$
Balance, December 31, 2013	165,358,337	87,310,708	2,108,327	(1,264,194)	(853,400)	(86,718,095)	583,346
Private placements	33,246,453	1,909,345	-	-	-	-	1,909,345
Share issue costs	-	(33,582)	-	-	-	-	(33,582)
Stock-based compensation	-	-	311,288	-	-	-	311,288
Loss for the year	-	-	-	-	-	(1,849,656)	(1,849,656)
Balance, December 31, 2014	198,604,790	89,186,471	2,419,615	(1,264,194)	(853,400)	(88,567,751)	920,741
Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047
Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262
Share issue costs	-	(60,000)	-	-	-	-	(60,000)
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838
Stock-based compensation	-	-	375,864	-	-	-	375,864
Sale of 20% of Australian subsidiary	-	-	2,500,000	-	-	-	2,500,000
Loss for the period	-	-	-	-	-	(1,606,709)	(1,606,709)
Balance, September 30, 2015	225,047,200	91,142,335	5,284,762	(1,264,194)	(853,400)	(90,174,460)	4,135,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

In Q3 2015, the Company exchanged a $2,500,000 loan for a 20% interest in its Australian subsidiary which holds the Nyngan and Honeybugle properties. Accordingly, the Company holds an 80% interest in its Australian subsidiary as at period end. The full $2,500,000 has been reflected in additional paid in capital.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 and with our Annual Report on Form 10-K filed with the SEC on February 27, 2015. Operating results for the nine month period ended September 30, 2015 may not necessarily be indicative of the results for the year ending December 31, 2015.

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
September 30, 2015
(Expressed in US Dollars)

2.	BASIS OF PRESENTATION (cont’d…)

Financial instruments, including receivables, accounts payable and accrued liabilities, accounts payable with related parties, convertible debentures and promissory notes payable are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,153,151	$1,153,151	$—	$—

Total	$1,153,151	$1,153,151	$—	$—

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

3.	EQUIPMENT

	December 31,	Additions		September 30,
	2014 Net Book	(disposals)	Amortization	2015 Net Book
	Value	(write-offs)		Value
Computer equipment	$1,696	$-	$(508)	$1,188
Office equipment	4,748	-	(2,367)	2,381

Equipment	$6,444	$-	$(2,875)	$3,569

	December 31,	Additions		December 31,
	2013 Net Book	(disposals)		2014 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$2,375	$-	$(679)	$1,696
Office equipment	7,903	-	(3,155)	4,748

Equipment	$10,278	$-	$(3,834)	$6,444

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Expressed in US Dollars)

4.	MINERAL INTERESTS

Scandium and
other

Acquisition costs

Balance, December 31, 2013	$1,613,203
Additions	1,399,520
Balance December 31, 2014 and September 30, 2015	$3,012,723

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV Agreement, as amended, gave the Company the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, the Company received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, the Company announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. A total of $1,108,484 (AUD$1.2 million) was paid in June 2013 as part of the settlement. A total of $1,364,031 (AUD$1.4 million) was paid in June 2014 to fulfill the obligations under the settlement agreement which gives 100% of the property to the Company. During Q3 2015, the Company exchanged a $2,500,000 loan for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties. The subsidiary has had no transactions in the past or during the period ended September 30, 2015 and therefore has $Nil shareholders’ equity. Accordingly there is $Nil non-controlling interest associated with the disposal on the date of the exchange and as at September 30, 2015.

Royalties attached to the Nyngan property include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

In April of 2014 the Company also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project. As described in the previous Nyngan Property section, during Q3 2015, the Company exchanged a $2,500,000 loan for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

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

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debenture had a maturity date of February 22, 2014 and bore interest at 10% per annum. The lenders had the option to convert the loan into 13,000,000 common shares of the Company. This financing was repaid in full in February 2014.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Expressed in US Dollars)

6.	PROMISSORY NOTES PAYABLE

		September		December 31,
		30, 2015		2014
On June 24, 2014, the Company completed a $2,500,000 loan financing which includes a convertible feature. The loan had a maturity date of December 24, 2015 and bore loan interest that increases in quarterly increments from 4% to a maximum of 12% with a 5% interest rate penalty should the Company not pay on due dates. The full loan was converted into a 20% interest in the Company’s Australian subsidiary in August of 2015. This conversion feature converted at the lender’s option or once the Company raised $3,000,000 in equity. The minority shareholder now has a carried interest until the Company meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either the Nyngan or Honeybugle property. The minority shareholder becomes fully participating on development and build costs thereafter. The minority shareholder has an option to convert their 20% non-controlling interest into equivalent value of the Company’s shares, at market prices, rather than participate in construction. The minority shareholder’s option to convert its project interest to the Company’s shares is a one-time option, at such time the partner becomes fully participating on project costs.	$	Nil		$2,500,000

On June 24, 2013 the Company completed a $1,204,875 financing consisting of a series of insider and non-insider loans. The loans had a maturity date in June 2014 and bore interest at 10% per annum. This financing was paid in full in June 2014.	$	Nil	$	Nil
		$-		$2,500,000

7.	RELATED PARTY TRANSACTIONS

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers was repaid in the three months ending March 31, 2014.

During the nine month period ended September 30, 2015, the Company incurred a consulting fee of $79,000 from one of its directors. During the nine month period ended September 30, 2014, the Company incurred a consulting fee of $25,500 from one of its directors.

Of the $79,033 interest expensed in the nine month period ended September 30, 2014, $14,375 was payable to a director of the Company. There was no interest paid to related parties in the nine month period ended September 30, 2015.

During the nine month period ended September 30, 2015, the Company expensed $235,972 for stock-based compensation for stock options issued to Company directors. During the nine month period ended September 30, 2014, the Company expensed $211,999 for stock options issued to Company directors.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On September 1, 2015, the Company issued 1,982,850 common shares at a value of C$0.10 per common share for total proceeds of C$198,285 ($150,000).

On August 31, 2015, the Company issued 2,237,480 common shares at a value of C$0.10 per common share for in settlement of interest payable on the promissory note (Note 6) with a fair value of C$223,748 ($169,262).

On August 24, 2015, the Company issued 21,672,080 common shares at a value of C$0.10 per common share for total proceeds of C$2,167,208 ($1,662,047). The Company paid $60,000 in share issuance costs with regard to this common share issue.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Expressed in US Dollars)

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of C$213,332 ($192,000).

During the year ended December 31, 2014, the Company incurred $33,582 in share issuance costs.

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

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants			Stock Options
		Weighted
		average exercise		Weighted average
		price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2013	3,750,000	$0.20	14,168,750	$0.12
Granted	-	-	3,725,000	0.12
Cancelled	(3,750,000)	0.20	(2,515,000)	0.17
Exercised	-	-	-	-

Outstanding, December 31, 2014	-	-	15,378,750	0.11
Granted	-	-	5,350,000	0.14
Cancelled	-	-	(2,068,750)	0.17
Exercised	-	-	(550,000)	0.05

Outstanding, September 30, 2015	-	$-	18,110,000	$0.12

Number currently exercisable	-	$-	16,860,000	$0.11

As at September 30, 2015, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options
	4,800,000	0.100	November 5, 2015 (Note 12)
	250,000	0.315	May 4, 2016
	500,000	0.250	May 16, 2016
	300,000	0.155	September 15, 2016
	2,285,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019
	200,000	0.100	December 30, 2019
	3,450,000	0.140	April 17, 2020
	400,000	0.115	August 28, 2020

	18,110,000

As at September 30, 2015 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $524,946 (December 31, 2014 - $106,501).

As at September 30, 2015, there were no warrants outstanding.

Stock-based compensation

During the nine months ended September 30, 2015, the Company recognized stock-based compensation of $375,864 (September 30, 2014 - $272,292) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were 5,350,000 stock options granted during the nine months ended September 30, 2015 (September 30, 2014 – 3,525,000).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Expressed in US Dollars)

The weighted average fair value of the options granted in the period was C$0.14 (2014 - C$0.11) .

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2015	2014

Risk-free interest rate	1.02%	0.86%
Expected life	5 years	4.9 years
Volatility	145.72%	148.81%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

9.	TREASURY STOCK

	Number	Amount
Treasury shares, September 30, 2015 and December 31 2014	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

10.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2015	Norway	Australia	United States	Total
Equipment	$-	$-	$3,569	$3,569
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$3,569	$3,016,292

December 31, 2014	Norway	Australia	United States	Total
Equipment	$-	$-	$6,444	$6,444
Mineral interests	238,670	2,774,053	-	3,012,723
	$238,670	$2,774,053	$6,444	$3,019,167

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2015	2014
Cash paid during the first nine months for interest	$56,250	$79,033
Cash paid during the first nine months for income taxes	$-	$-

In the nine months ending September 30, 2015 the Company exchanged a loan of $2,500,000 for a 20% interest in its Australian subsidiary which hold both the Nyngan and Honeybugle properties. The Company issued 2,237,480 common shares at a value of $169,262 in settlement of accounts payable and accrued liabilities. In the nine month period ending September 30, 2014 there were no significant non-cash transactions.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Expressed in US Dollars)

12.	SUBSEQUENT EVENTS

On October 14, 2015, the Company announced that it has received US$2.07M (C$2.7M) from a private investor in return for the granting of a 0.7% royalty on gross mineral sales from both the Nyngan property and the Honeybugle property, in NSW, Australia.

  Royalty Highlights:
  US$2.07M cash proceeds received from sale of royalty
  The royalty consists of a 0.7% gross sales royalty on both the Nyngan and adjacent Honeybugle properties, payable quarterly,
  The royalty covers all minerals produced and sold from both properties, with no caps, minimums, term limits or early buyout provisions, and
  The Company has retained all rights to commence and operate mining projects on both properties, and adjust land holdings, on a commercial basis as defined by management, consistent with other existing private and State royalties on the properties.

At the Company’s Annual General Meeting held on October 28, 2015, the shareholder’s approved a motion to extend the 4,800,000 C$0.10 options set to expire on November 5, 2015 to November 5, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2015 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2015, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 (the “Annual Statements”).

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

The information contained within this report is current as of November 12, 2015 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia. We also hold an exploration stage property in Norway, known as the Tørdal scandium/rare earth minerals property.

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

During the first three quarters of 2015, we focused on Nyngan project activities including scandium marketing arrangements, refining our Nyngan project process flowsheet, analysis of Nyngan project site drilling performed during the fourth quarter of 2014, and processing the selection of a qualified engineering firm to perform a feasibility study during 2015.

During Q3 of 2015, the Company converted a $2,500,000 loan into a 20% minority interest in its Australian subsidiary.

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

On February 27, 2012, Jervois formally rejected SCY’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of Nyngan, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for A$2.6 million in future cash payments. The settlement agreement also applied a production royalty on the Nyngan project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12 year term from first production date, and a minimum royalty calculated on the basis of sales in that year of 10 tonnes of scandium oxide.

In June of 2014, the Company completed the second of two settlement payments required under its agreement with Jervois. Formal transfer of the Nyngan exploration licenses to SCY’s Australian subsidiary has been completed.

With regard to the payoff of Jervois settlement payments, on June 24, 2014, SCY entered into a $2.5 million loan facility with Scandium Investments LLC (“SIL”), a company owned by a US private investor group (the “2014 Loan”). The proceeds of the 2014 Loan were applied to pay an A$1.3 million final payment to Jervois in order for SCY to acquire a 100% interest in Nyngan (pursuant to the terms of a settlement agreement with Jervois entered into in February of 2013). The balance of the proceeds of the 2014 Loan was applied to repay $1.2 million in maturing debt. The 2014 Loan had a maturity date of December 24, 2015.

In accordance with the terms of the 2014 Loan, the outstanding principal and interest automatically convert into an effective 20% joint venture interest in both our Nyngan and Honeybugle scandium projects at the time the Company meets a funding milestone (defined as raising $3.0 million in equity). The funding milestone was met on August 24, 2015 and the 2014 Loan has converted into an effective 20% joint venture interest in the Nyngan and Honeybugle scandium projects. The joint venture partner, SIL, now has a carried interest in the project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, the joint venture partner becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, activates a second onetime, limited period option for the joint venture partner to elect to convert the fair market value of its 20% joint venture interest in the Nyngan and Honeybugle scandium projects into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level.

Substantial Nyngan project metallurgical test work has been completed, and additional work in this area is planned for 2015. The Company has engaged the engineering firm Lycopodium Minerals Pty Ltd, of Brisbane, QLD, Australia, to prepare a Definitive Feasibility Study ("DFS") on the project. The work is expected to be completed in the first quarter of 2016. The DFS will include all elements of project description and design to generate an economic report suitable for seeking project construction financing in 2016.

Nyngan Property Description and Location

The Nyngan project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west of the town of Nyngan, a rural town of approximately 2900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year-round access, but final access to the site itself is reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

The Nyngan property is classified as an Australia Property for purposes of financial statement segment information.

The scandium resource is hosted within the lateritic zone of the Gilgai Intrusion, one of several Alaskan-type mafic and ultramafic bodies that intrude Cambrian-Ordovician metasediments collectively called the Girilambone Group. The laterite zone, locally up to 40 meters thick, is layered with hematitic clay at the surface followed by limonitic clay, saprolitic clay, weathered bedrock and finally fresh bedrock. The scandium mineralization is concentrated within the hematitic, limonitic, and saprolitic zones with values up to 350 ppm scandium.

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

This early stage Roberts & Schaefer Report was carried forward into the later metallurgical test work subsequently conducted by Hazen Research, Inc., of Golden, Colorado, USA and the design work utilized in the SNC- Lavalin economic study presented to management in 2012.

In January 2011, SCY announced results of initial lab test work, independently prepared by Hazen Research. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resources of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

The second phase of the Hazen test work program continued through July 2011and involved continuous pilot plant testing of the acid leach systems, solvent extraction systems and product finish systems identified by earlier CSIRO work. The overall objectives of the test work program were to define and optimize a process or series of processes that achieves an 80% scandium recovery, lowest possible capital and operating costs, and most benign environmental impact, using standard and accepted processes.

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

In late 2011, the Company commissioned test work on high pressure acid leach (“HPAL”) processes, with both Hazen and SGS-Lakefield (Ontario, Canada). The initial HPAL work was applied to residue from the acid bake process sourced from the earlier Hazen test work, specifically to determine if additional scandium could be effectively recovered in a second pass with a pressure system. Those results were encouraging, and led to later test work in 2012-13 that applied HPAL techniques directly on the laterite resource material. No HPAL research results were included in the report and findings compiled for management by SNC-Lavalin in early 2012. However, the work that subsequently continued on HPAL, after that SNC Report was completed, has been incorporated into current engineering studies and flow sheet strategies for the Nyngan project. Existing HPAL work results were done to bench scale, and not to pilot scale, and are currently being followed up with further test work.

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

Nyngan Preliminary Economic Assessment

On October 14, 2014, the Company announced completion of a report on a Preliminary Economic Assessment of the Nyngan project entitled, NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project. As a result of a disclosure review by the British Columbia Securities Commission, an amended technical report (the “PEA”) entitled titled "Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia" was completed on May 20, 2015. The effective date of the report, as amended, is October 10, 2014.

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

We advise U.S. investors that while the terms “measured resources,” “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in these categories will be converted into reserves. It should not be assumed that any part of an inferred mineral resource will ever be upgraded to a higher category.

The PEA concludes that the Project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after-tax cumulative cash flow over a 20 year  Project life of $565 million, with an NPV10% of $175 million. The PEA also concludes the project can achieve this financial result with a conventional flow sheet, employing HPAL and solvent extraction (“SX”) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work. Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

PEA Financial Highlights and Key Assumptions

The PEA concludes that the Project has the potential for positive economics, based on a capital estimate supported by conventional process designs. The overall PEA level of accuracy is +/-30%. The PEA is expressed in US dollars (US$), unless otherwise noted. A foreign exchange rate of US$0.90 (1A$=US$0.90) to one Australian dollar (A$) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) in this PEA are shown on an after tax basis, based on a 30% tax rate.

Highlights and key assumptions are as follows:

Table 1. Nyngan PEA Financial Highlights (October 10, 2014)

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

PEA Mineral Resource Estimate

In March of 2010, a NI 43-101 technical report which outlined a resource estimate on the Nyngan Scandium Project was completed. The report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The PEA does not alter the existing Nyngan Project resource estimate, established in the 2010 technical report. The NI 43-101 measured and indicated scandium resource totals 12 million tonnes at an average grade of 261ppm scandium, from both limonite and saprolite resource material. The cut-off value of 100ppm used in the initial 2010 resource was reviewed as part of the PEA. While the input assumptions to the formula calculations are different from those assumed in 2010, the overall cut-off assumption for the combined limonite and saprolite resource generated by the formula was still considered reasonable, and has not changed.

The PEA assumes that a portion of limonite-only resource, in one particular area of the overall resource, will provide a 20 year mining pit sufficient to supply the processing facility at a rate of 75,000 tpy and an average grade of 371ppm scandium. A 20 year mining pit design was developed from drill hole data in support of this assumption and included in the PEA.

The current Nyngan project scandium mineral resource as calculated in the 2010 report by Rangott and accepted in the 2015 PEA, is as follows:

Table 2. Nyngan Scandium Resource (Effective Date February 9, 2010) (1)

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

The cut-off level used to define the resource was established using a standard formula that considered scandium pricing, estimated costs of mining and processing, and overall recovery rates, as they pertained to markets and process understanding at the time. Processing methodology assumed acid leaching and solvent extraction systems, and mining assumed a shallow, surface mining operation consistent with drill results on the resource. Additional information on cut-off value assumptions, including pricing assumptions, is provided in the PEA, available on the Company’s website.

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

Plant tailings will be neutralized with lime to pH 8.5, dewatered, and stored in a permanent tailings facility which is subject to the environmental requirements of mining permits and NSW State regulators.

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

PEA General Assumptions

The PEA is presented on a 100% ownership basis. As a result of the conversion of the 2014 Loan into a 20% joint venture interest at the project level in Nyngan, the Company currently holds an 80% interest in the project.

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

Nyngan Scandium Project – 2014 Drilling Program

On January 29, 2015, we announced assay results from a 14-hole resource drilling program at the Nyngan Scandium Project in NSW, Australia, conducted in October 2014. The 14 hole-program totaled 655 meters in the existing resource area. The program attempted 2 additional exploration holes, which were abandoned due to difficult drilling conditions. Highlights of the fourteen drill-hole program assay results follow:

•	Average scandium grade of 357ppm over 214 meters (200ppm cut-off),
•	Average scandium grade of 444ppm over 120 meters (300ppm cut-off),
•	Best results: 4 meters @ 795ppm, 5 meters @ 755ppm and 7 meters @ 721ppm,
•	Best individual 1 meter assay was 879ppm,
•	Lithium borate fusion (fusion) assay preparation demonstrated superior result to the traditional four acid method, as used on the resource estimate in 2010, and
•	These new assay results strongly support the average grade and location selected and included in the PEA on the Nyngan project.

Drilling Program Details

The Company conducted and completed a 14-hole drill program in October, focused on a high grade section of the Nyngan property, selected from within the area of the measured and indicated resource disclosed in the NI 43-101 technical report filed on SEDAR in March of 2010. This high grade zone of mostly indicated resource was the basis of a 20 year mine plan and scandium grade assumptions used in the PEA on the Nyngan project. This latest drill program was designed to in-fill certain areas to 50 meter centers (from 100 meter centers), and to provide better information on pit limits as defined in the PEA. The program was conducted using a conventional rotary air core drill rig, which captured over five tonnes of chip sample material, for assay, and for fresh resource material to support ongoing metallurgical test work programs. Holes were vertically drilled, so interval widths in the results table below represent true widths.

The Company assayed all 14 new holes with both four acid digestion, and also by fusion digestion techniques, followed in each case by ICP-AES metal assays. The Company notes that fusion digestion results generally deliver higher scandium assays than the four acid digestion method, traditionally used in nickel and cobalt assay work. We believe the fusion technique generates a truer assay result, because acid digestion of scandium within limonite-hosted mineralization can be incomplete, particularly at higher grades, and flux digestion by high temperature fusion produces a more homogeneous sample for analysis. We intend to rely on and utilize fusion digestion techniques going forward to support our mine planning and advanced economic and development studies.

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

ALCERECO operates out of the Grafoid Global Technology Centre in Kingston, Ontario that was originally founded by Alcan Aluminum in the 1940s. ALCERECO is a Canadian private company, and a wholly-owned subsidiary of Ottawa-based Grafoid Inc., a graphene application development company.

Nyngan Scandium Project - Planned Activities for 2015-2016

The following steps are planned for Nyngan during the 2015 and 2016 Calendar years:

•	Complete the transfer of legal title to the exploration licenses, and surface lands from Jervois to the Company (completed in October, 2015);
•

Complete samples analysis and reporting on in-fill exploration drilling conducted on the property in 2014 to enhance resource understanding and supply test work resource material (drilling completed in 2014 involved 657 meters of drilling over 14 drill holes at a cost of approximately $50,000; samples analysis and reporting was completed in the first quarter of 2015);

•

Progress metallurgical test work programs to finalize a project flow sheet, utilizing independent laboratory consultants, (scheduled for completion in the fourth quarter of 2015 at an estimated cost of $400,000);

•	Complete and file an environmental impact assessment (“EIS”) on the project (scheduled for completion in the fourth quarter of 2015);
•	Initiate and complete an advanced stage economic study at or better than +/- 20% accuracy level (initiated in September of 2015 and scheduled for completion during the first quarter of 2016);
•	Apply for mining license on property with NSW Mines Department in Q3 2015; and
•	Commence site construction during Q2 2016 (construction completion and operational start-up first half 2017, estimated construction cost of $77,400,000 based on the PEA).

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

Exploration rights for the Tørdal property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements.

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

As a follow-on from that 2011 program, the company then returned to the same area and conducted a series of ‘blasts’, using small explosive charges to generate whole rock samples on select exposed pegmatites, at the locations of the best soil sample results. The exploration team conducted blasting on 5 different pegmatite bodies, from which they assembled 23 grab samples for analysis and assay by OMAC Laboratories in Ireland. Assay results on these samples were received in Q1 2012—in time to help formulate the 2012 summer/autumn season pegmatite mapping program, conducted on a much wider area.

Independent assay results on 20 of the 23 samples, covering all 5 targeted pegmatites, are shown below.

	Sample Location		Rare Earth Assay Results			Scandium
Sample	Sample	Blast	HREE	TREE	% HREE	Sc
Type	ID #	ID #	ppm	ppm		ppm
	TD1	7	307	427	72.0%	38
	TD2	7	142	204	69.7%	334
Whole Rock	TD3	3	104	138	75.0%	86
Samples	TD5	4	460	533	86.4%	111
	TD6	2	177	223	79.3%	67
	TD7	9	180	219	82.0%	26
	TD8	8	935	1,028	90.9%	77
	TD9	7	130	171	75.8%	568
Select	TD10	3	92	123	74.5%	665
Mica-Phase	TD11	9	159	191	82.8%	1,459
Samples	TD13	1	52	59	88.1%	853
	TD15	3	724	883	81.9%	1,690
Select	TD17	8	1,581	1,656	95.5%	141
Garnet-Phase	TD18	7	305	357	85.6%	23
Samples	TD19	2	2,443	2,789	87.6%	246
	TD21	2	722	860	84.0%	150
Select	TD14	1	227,500	266,430	85.4%	26
Gadolinite-	TD22	3	162,500	186,480	87.1%	64
Phase	TD23	location 32	267,400	313,530	85.3%	<1
NOTE: All blast samples taken from Kleppe area (Area 1), total of 5 unique pegmatites

Assay results are as-reported elemental assay results from OMAC Laboratories, and are not converted to oxide equivalent (REO & Sc2O3). Heavy rare earth elements abbreviated “HREE”; and include Yttrium; Total rare earth elements abbreviated “TREE”.

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

The results in the assay table indicate that all of the selected pegmatites contain interesting levels of both REEs and scandium. In general, all of the pegmatites contained both target elements, while the mica phase appears to hold the higher scandium concentrations with small REE additions, and the gadolinite phase holds the highest REE concentrations and small scandium additions. The presence of garnet material in samples tended to generate interesting but moderate values for both REEs and scandium. Assay work was designed to identify 30 specific elements, including all 16 REE elements plus scandium, and the relative concentration of heavy REEs was of particular interest. The mica and garnet grab sample materials had generally only trace levels of thorium and uranium (average <15 ppm), while the gadolinite grab sample materials had thorium levels between 2,500-5,000 ppm, and uranium levels between 500-1,300 ppm. A full table of OMAC assay results related to these 23 sample analyses is available on the Company’s website at www.ScandiumMining.com.

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

Exploration rights for the Honeybugle property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements.

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

•	Highlights of initial drilling program results include the following: The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11),
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
•

The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters,at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling,

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

Other Developments – Third Quarter 2015

Private Placement Financing, Debt Conversion, and Joint Venture Formation on Nyngan Scandium Project: On August 24, 2015 the Company announced that it had received C$2,167,208 pursuant to a private placement of common shares, priced at C$0.10 per share. Fees of US$60,000 were paid on the transaction.

In connection with the equity placement, Scandium Investments LLC, an unrelated private investment company, converted the US$2.5 million loan made to the Company into a 20% direct joint venture interest in the Company's Nyngan and Honeybugle scandium projects in NSW, Australia. The conversion of the loan into a joint venture interest was made pursuant to the terms of the convertible loan agreement entered into in June 2014. In addition, SIL agreed to accept outstanding loan interest (C$223,748) in Company common shares at C$0.10 per share.

On September 1, 2015, the Company announced that it had received C$198,285 pursuant to a private placement of common shares, priced at C$0.10 per share.

New Board Member: On August 24, 2015 the Company announced that Mr. Andrew C. Greig had joined the SCY Board. Mr. Greig has 35 years of experience in the mining and natural resource industry with Bechtel Group Inc., a global engineering, construction and project management company. Mr. Greig has held numerous positions with Bechtel, most recently as SVP and Global Manager of Human Resources. Mr. Greig served on the Bechtel Board as a Director and was President of the Mining and Metals Global Business Unit, centered in Brisbane, Australia for 13 years, prior to his HR role. He brings direct experience in developing minerals, resource, power, refining, and chemical projects in 20 countries across six continents. A resident of Australia, Mr. Greig earned a graduate diploma in business from Monash University, Melbourne.

Stock Option Grants: On August 28, 2015, the Company granted 400,000 stock options at an exercise price of C$0.115 per share, exercisable until August 28, 2020, to a director of the Company.

Definitive Feasibility Study: On September 10, 2015 the Company announced that it has selected the engineering firm Lycopodium Minerals Pty Ltd, of Brisbane, QLD, Australia, to prepare a Definitive Feasibility Study ("DFS") on the Nyngan Scandium Project. The work is expected to be completed in the first quarter of 2016. The DFS will include all elements of project description and design to generate an economic report suitable for seeking project construction financing in 2016. Process engineering and other project study elements will be advanced to a +/-15% accuracy level.

While Lycopodium will coordinate the overall project, significant contributions will be sourced from other engineering groups and consultants who have been a part of previous reports, including Altrius Engineering Services Pty Ltd (Brisbane, QLD), Rangott Mineral Exploration Pty Ltd (Orange, NSW), Mining One Consultants (Melbourne, Victoria) and R.W.Corkery & Co. Pty Limited (Orange, NSW).

Knight Piesold Pty Ltd (Brisbane, QLD) will contribute engineering services on tailings dams, geotechnical work, and surface water management.

The DFS will incorporate and be based on metallurgical test work independently prepared for the Company over the previous five years, along with engineering, project design work, environmental work on the property, mine planning and development work, and economic estimates done previously for management use, specifically as incorporated in the Amended Technical Report and Preliminary Economic Assessment on the Nyngan Scandium Project, NSW, Australia, effective date October 10, 2014, amended and restated issue date May 20, 2015.

The Nyngan Scandium Project DFS has been commissioned to be independently prepared in accordance with the requirements of NI 43-101 as applicable to the preparation of technical reports.

Subsequent Events

Nyngan/Honeybugle Scandium Projects Royalty: On October 14, 2015 the Company announced that it has received US$2.07M from a private investor in return for the granting of a 0.7% royalty on gross mineral sales from both the Nyngan property and the Honeybugle property. The royalty covers all minerals produced and sold from both properties, with no caps, minimums, term limits or early buyout provisions. The Company has retained all rights to commence and operate mining projects on both properties, and adjust land holdings, on a commercial basis as defined by management, consistent with other existing private and State royalties on the properties.

Extension of Options: On October 28, 2015, shareholders of the Company approved a resolution extending the expiry date of 4.3 million options held by directors and officers of the Company, from November 5, 2015 to November 5, 2020.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results (expressed in US$)

	2015			2014				2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales Net Income (Loss) Basic and diluted Net Income (Loss) per share	- (503,357) (0.00)	- (632,698) (0.00)	- (470,654) (0.00)	- (577,174) (0.00)	- (779,384) (0.01)	- (221,294) (0.00)	- (271,804) (0.00)	- (2,197,558) (0.02)

Results of Operations for the three months ended September 30, 2015

The net loss for the quarter was $503,357, a decrease of $276,027 from $779,384 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Q3 2015 vs. Q3 2014 - Variance Analysis
Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Stock-based compensation	$218,275	In the third quarter of 2014 3,525,000 stock options were granted of which 72% vested immediately and resulted in an expense of $271,126. In the Q3 of 2015, only 400,000 options were granted resulting in a lower charge for stock-based compensation.

Exploration	$99,426	A drilling program at the Nyngan property in Q3 2014 accounted for the higher cost when compared to Q3 2015. Much less exploration work was carried out in 2015 resulting in this favourable variance.

Foreign exchange	$58,967	In 2014 the Company carried higher Canadian dollar bank balances. The lowering in value of the Canadian dollar relative to the American dollar resulted in an exchange loss of $50,240 in Q3 of 2014. In Q3 of 2015 the company experienced a slight gain of $8,727 in foreign exchange transactions.

Salaries and benefits	$13,383	The current quarter favorable variance when compared to one year ago is due in part to the strengthening US dollar as some salaries are paid in foreign funds as well as a reduced work load for accounting staff at head office.

Professional fees	$11,630	Lower activity levels required less professional fee costs in Q3 2015 when compared to one year ago.

Insurance	$253	Costs are relatively the same when compared quarter to quarter.

Amortization	$(1)	Costs are the same in Q3 of both 2014 and 2015.

Travel and entertainment	$(5,701)	Travel to Australia accounted for the increased costs in the current quarter when compared to Q3 2014.

Consulting	$(8,500)	Consulting payments were deferred due to low cash balances in Q3 2014 resulting in lower costs when compared to Q3 2015.

General and administrative	$(39,622)	In Q3 2014 the Company took a $59,500 favorable charge for certain accruals for salary in 2013 being renegotiated to much lower costs in 2014. Without this one time charge the actual G&A costs would have been higher in Q3 2014.

Q3 2015 vs. Q3 2014 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Interest expense	$(72,083)	Interest on the $2,500,000 loan taken out in Q2 2014 had quarterly escalating interest rates. The interest expense in Q3 2014 was calculated at a much higher interest rate when compared to Q3, 2014.

Results of Operations for the nine months ended September 30, 2015

The net loss for the nine month period was $1,606,709, an increase of $334,227 from $1,272,482 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Nine months ending September 30, 2015 vs. nine months ending September 30, 2014 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Interest expense	$(147,109)	During the first three quarter of 2014, interest expense was lower due to the fact that the sale of the Springer mine in Q4 2013 provided enough cash that allowed the Company to defer obtaining financing until the end of Q2 2014 when a $2,500,000 loan was obtained. This loan carried quarterly escalating interest rates resulting in higher interest charges in 2015 when compared to 2014. The loan was extinguished in Q3 2015 when it was converted to a 20% carried interest in the Company’s Australian properties.

Stock-based compensation	$(103,572)	In the current nine month period, 5,350,000 stock options were granted with 53% of those vesting immediately. In the comparable nine month period one year ago there were 3,925,000 options issued resulting in lower expenses.
Consulting	$(53,500)	There was little consulting work done in the nine month period ending September 30, 2014 when the Company was making efforts to reduce costs.

General and administrative	$(42,872)	The higher G&A costs in the nine months ended September 30, 2015 are a result of higher patent fees, marketing costs and IT support. These costs were partially offset by lower office rent and TSX fees.

Nine months ending September 30, 2015 vs. nine months ending September 30, 2014 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Exploration	$(34,995)	Lab and metallurgical work at the Nyngan property in the current nine month period following up on the Q3 2014 drilling program resulted in this negative variance when compared with the nine month period in 2014 when a minor exploration program was carried out

Salaries and benefits	$(32,214)	Increased salary expenses in the current nine month period relate to the return of the CFO to a more active role in the Company. Also in the first nine months of 2014, certain management staff elected to forgo salary when there was little activity at the Company.

Travel and entertainment	$(9,527)	This unfavorable variance is due to travel to seek potential Company investor interest in Australia, Europe and North America. In the prior year cash conservation limited this type of expense.

Insurance	$1,656	This favorable variance is the result of audit refunds on workers compensation premiums charged in the prior year. Without this adjustment, insurance charges when compared quarter to quarter would have been the same.

Foreign exchange	$42,272	The company reports operations in US dollars and holds cash in both US dollar and Canadian dollar bank accounts to support operations. In Q3 2015, the Canadian dollar balances held were minimal when compared to Q3 2014. The continued weakening of the Canadian dollar in 2014 made those assets held in Canadian dollars worth less when converted to US dollars.

Professional fees	$45,634	The legal fees associated with the financing obtained in Q2 2014 are not replicated in 2015, resulting in this positive variance.

Cash flow discussion for the nine month period ended September 30, 2015 compared to September 30, 2014

The cash outflow for operating activities was $1,040,120 an increase of $95,586 (September 30, 2014 – $944,534), due to increased activity levels as described in the variance analysis.

Cash outflows for investing activities were $Nil (September 30, 2014 – $1,214,163). In 2014, the company purchased full title to the Nyngan scandium project in Australia.

Cash inflows from financing activities decreased by $745,003 to $1,775,885 (September 30, 2014 – $2,520,888), reflecting the repayment of a convertible debenture and promissory note totaling $1,854,875 in the first six months of 2014 which was offset by the issuance of a new promissory note of $2,500,000 in the first half of 2014 and by an increase in private placement funds of $97,298.

Financial Position

Cash

The Company’s cash position increased during the nine month period by $735,765 to $1,153,151 (December 31, 2014 - $417,386) due primarily to private placement proceeds.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $42,013 to $15,420 due to expensing of prepaid insurances and receipt of value added tax refunds from Australia and Canada (December 31, 2014 - $57,433).

Property, plant and equipment

Property, plant and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $2,875 to $3,569 (December 2014 - $6,444) is due to amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $3,012,723.

Accounts payable and accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $23,425 to $49,820 (December 2014 – $73,245) due to payment of accounts payable bringing payables current.

Promissory notes payable

The promissory notes payable was reduced to zero with the conversion of the $2,500,000 outstanding at December 31, 2014 to a 20% share in the Australian properties.

Capital Stock

Capital stock increased by $1,955,864 to $91,142,335 (December 31, 2014 $89,186,471) due to private placements and the exercise of stock options.

Additional paid-in capital increased by $2,865,147 to $5,284,762 (December 31, 2014 - $2,419,615) as a result of expensing of stock options and the conversion of debt to a 20% minority interest in the Company’s Australian properties, which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At September 30, 2015, the Company had working capital of $1,118,751, including cash of $1,153,151, as compared to a working capital deficit of $2,098,426, including cash of $417,386, at December 31, 2014. The increase is due to the issuance of share capital and the conversion of debt to a 20% minority interest in the Company’s Australian properties.

At September 30, 2015, the Company had a total of 18,110,000 stock options exercisable between CAD$0.07 and CAD$0.315 that have the potential upon exercise to generate a total of C$2,083,050 in cash over the next five years. There is no assurance that these securities will be exercised.

The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company. However, management is committed to pursuing all possible sources of financing (internal and external) in order to execute its business plan.

Results of Operations

Outstanding share data

At the date of this report, the Company has 225,047,200 issued and outstanding common shares and 18,110,000 stock options currently outstanding at a weighted average exercise price of CAD$0.12.

Off-balance sheet arrangements

At September 30, 2015, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers was repaid in the three months ending March 31, 2014.

During the nine month period ended September 30, 2015, the Company incurred a consulting fee of $79,000 for one of its directors. During the nine month period ended September 30, 2014, the Company incurred a consulting fee of $25,500 for one of its directors.

Of the $79,033 interest expensed in the nine month period ended September 30, 2014, $14,375 was payable to a director of the Company. There was no interest paid to related parties in the nine month period ended September 30, 2015.

During the nine month period ended September 30, 2015, the Company expensed $232,452 for stock-based compensation for stock options issued to Company directors. During the nine month period ended September 30, 2014, the Company expensed $211,999 for stock options issued to Company directors.

On September 30, 2014, $21,902 was payable to a related party. On September 30, 2015, $5,265 was payable to a related party.

Non-Cash Transactions

The Company converted the $2,500,000 loan it had arranged in 2014 to a 20% minority interest in its Australian subsidiary, EMC Australia Pty Ltd. and issued 2,237,480 common shares at a value of $169,262 in settlement of accounts payable and accrued liabilities.

Proposed Transactions

There are no proposed transactions outstanding other than as disclosed herein.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in two commercial banks, one in Vancouver, British Columbia, Canada and in one in Chicago, Illinois.

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

Date: November 12, 2015

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer