Form 10-K
period 2015-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2016-03-16
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,745,278 as at June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 225,047,200 common shares as at March 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2015.

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

Glossary of Terms

“Company”, “SCY”, “we”, “us”, “our” and similar words of similar meaning refer to Scandium International Mining Corp.

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

.
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

Ore	A naturally occurring solid material from which a metal or valuable mineral can be profitably extracted.

Outcrop	An exposure of rock at the earth’s surface.

Pegmatite	Coarse-grained igneous rocks that often occur as wide veins cutting across other types of rock.

ppm	Parts per million.

Pyrite	Iron sulphide mineral. The most common and abundant sulphide mineral and often found in association with copper and gold.

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

Our focus of operations is the development of the Nyngan Scandium project located in New South Wales, Australia (the “Nyngan Scandium Project”). We also hold a scandium/rare earth minerals property in Norway known as the Tørdal property.

Our plan of operation for the remainder of 2016 is to complete a definitive feasibility study (“DFS”) and an environmental impact statement (“EIS”) on our Nyngan Scandium Project, obtain the required environmental and mining permits and seek additional funding for project construction and corporate working capital. We will also continue to test and develop unique scandium recovery and finishing techniques.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2015, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Recent History

Preliminary Economic Assessment

In October of 2014 we obtained an independent report of a preliminary economic assessment of our Nyngan Scandium Project entitled “NI 43-101 F1 Technical Report on the Feasibility of the Nyngan Scandium Project” prepared by Larpro Pty Ltd. of Brisbane, Australia. On May 20, 2015, we obtained an amended technical report (the “PEA”) titled “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia”. The effective date of the report, as amended, is October 10, 2014. The full report is available on our website. A summary of the report is provided herein under “ITEM 2. PROPERTIES – NYNGAN SCANDIUM PROJECT – Nyngan Preliminary Economic Assessment”.

Definitive Feasibility Study

During September 2015 we initiated an independent DFS on our Nyngan Scandium Project. The engineering firm Lycopodium Minerals Pty Ltd, of Brisbane, QLD, Australia, was selected to prepare the DFS which is expected to be completed in the first quarter of 2016. The DFS will include all elements of project description and design to generate an economic report suitable for seeking project construction financing in 2016. Process engineering and other project study elements will be advanced to a +/-15% accuracy level.

June 2014 Financing Transaction

On June 24, 2014 SCY entered into a $2.5 million loan facility with Scandium Investments LLC (“SIL”), a company owned by a US private investor group (the “2014 Loan”). The proceeds of the 2014 Loan were applied to pay a A$1.3 million final payment to Jervois Mining Ltd. (“Jervois”) required for SCY to acquire a 100% interest in the Nyngan Scandium Project pursuant to the terms of a settlement agreement. The balance of the proceeds of the 2014 Loan was applied to repay $1.2 million in maturing debt. The 2014 Loan had a maturity date of December 24, 2015.

In accordance with the terms of the 2014 Loan, the outstanding principal and interest automatically convert into an effective 20% joint venture interest in both our Nyngan Scandium Project and our exploration license, referred to as the Honeybugle Scandium property, at the time the Company meets a funding milestone (defined as raising $3.0 million in equity). The funding milestone was met on August 24, 2015 and the 2014 Loan has converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with SCY holding an 80% ownership interest. EMC Australia holds our interests in the Nyngan Scandium Project and Honeybugle Scandium property. Under the terms of the 2014 Loan, upon conversion of the loan EMC Australia will be operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, activates a second onetime, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level.

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

In June of 2014 the Company completed all settlement payments required under its agreement with Jervois and formal transfer of the Nyngan Project exploration licenses to SCY’s Australian subsidiary has been completed.

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

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, which we own 80% of the rights to, including exploration licenses. In April of 2014 we also acquired an exploration license referred to as the Honeybugle Scandium property, a prospective scandium exploration property located 24 kilometers from the Nyngan Scandium Project.

We also hold 100% of the Tørdal Scandium/REE property exploration licenses located in Norway.

Corporate Objective and Strategy

Our corporate focus is to produce and sell scandium (Sc) and scandium-based products. None of our current properties has advanced to the development or production stage and we are currently an exploration stage company. In addition we do not currently have reserves on any of our properties. We have, however, completed an independently prepared preliminary economic assessment of the Nyngan Scandium Project and are conducting additional technical and assessment work for the purpose of preparing a DFS on the development of the scandium resource. Subject to a successful DFS, we intend to develop the Nyngan Scandium Project for production, with a view to supplying anticipated future demand for scandium oxide and scandium-content materials. For further information on the Nyngan Scandium Project, please refer to “Item 3. Properties - Description of Properties – Nyngan Scandium Project” and “Item 1A. Risk Factors”.

Concurrently with our analysis of the Nyngan Scandium Project, we are developing and testing unique mineral recovery techniques as well as techniques to produce high quality intermediate scandium-content aluminum alloy products. If effective at a commercial level, these mineral recovery techniques, scandia finishing techniques and intermediate product developments are expected to provide increased economic margins and returns on capital on any future scandium production.

Presently our recovery and finishing technology is completed to a degree that it supports engineering and flow sheet design for our +/- 15% DFS, although further development work will continue in both areas. There is no guarantee that we will be able to benefit from the commercial application of such techniques or that we will have scandium production in the future.

Global Scandium Production and Market

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions, and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as scandium oxide (Sc2O3), and is properly known as scandia.

Global annual production estimates of scandium range from 10 tonnes to 15 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced. There are four known production sources globally today: stockpiles from the former Zhovti Voty uranium mine in Ukraine, the rare earth mine at Bayan Obo in China, apatite mines on the Kola Peninsula in Russia, and by-product production from titanium dioxide (TiO2) pigment refiners in China.

There is no reliable pricing data on global scandium oxide trading. The U.S. Geological Survey (“USGS”) in its latest report (January 2016) documents the 2015 price of scandium oxide (99.99% grade) at US$5,100/kg, essentially the same as their 2014 price estimate. Small quantities of scandium oxide are currently offered on the internet by traders for prices at this level, although product of slightly lower grade is commonly available at lower prices. Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% reserved for science and new technical applications. Scandium oxide grades of 95-98% are generally considered suitable for aluminum alloy applications.

Scandium oxide is typically traded in small quantities, between private parties, and pricing is not transparent to other buyers or sellers as there is no clearing facility as is more common with more commonly traded metals and commodities. Prices do vary, based on purity and quantity supplied. Small sale quantities tend to command premium prices, and large quantities (over one tonne) are simply not available to establish appropriate commercial pricing.

Scandium can also be effectively purchased in form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is tailored for use in aluminum alloy production containing scandium. The 2016 USGS report indicates the 2015 price for Al-Sc 2% master alloy at US$220/kg. This 2015 price estimate represents a lower estimate than the 2013-2014 USGS average, and one very consistent with the 2011-2012 average.

Principal uses for scandium are in high-strength aluminum alloys, high-intensity metal halide lamps, electronics, and laser research. Recently developed applications include welding wire and fuel cells which are expected to be in future demand. Approximately 15 different commercial aluminum-scandium alloys have been developed, and some of them are used for aerospace applications. In Europe and the U.S., scandium-containing alloys have been evaluated for use in structural parts in commercial airplanes, high stress parts in automobile engines and brake systems, and high tension electrical wires. Military and aerospace applications are known to be of interest, although with less specificity. The combination of high strength and light weight makes aluminum-scandium alloys generally suitable for a number of applications where existing aluminum alloys made with other metals are used today.

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

Employees

As at January 1, 2016, we have 4 full and part time employees and 2 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this registration statement, the following are certain material risks and uncertainties that are specific to our industry and properties that could materially adversely affect our business, financial condition and results of operations.

Risks Associated with the Nyngan Scandium Project

There are technical challenges to scandium production that may render the project not economic.

There is no assurance that we will demonstrate economic viability on the Nyngan resource. The economics of scandium recovery are known to be challenging. There are very few facilities producing scandium and the existing scandium producers are secretive in their techniques for recovery. In addition, the recovery of scandium product from laterite resources, such as are found on the Nyngan property, has not been demonstrated at an operating facility. The Nyngan processing facility design, if constructed, will be the first of its kind for scandium production. These factors increase the possibility that we will encounter unknown or unanticipated production and processing risks. Should any of these risks become actual, they could increase the cost of production thereby reducing margins on the project or rendering the project uneconomic.

There is no guarantee that we will be able to finance the Nyngan Scandium Project for production.

Any decision to proceed with production on the Nyngan Scandium Project will require significant production financing. Scandium projects are uncommon, and economic and production uncertainty may limit our ability to attract the required amount of capital to put the project into production. If we are unable to source production financing on commercially viable terms, we may not be able to proceed with the project and may have to write off our investment in the project.

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

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of a mining project. The development of any of our properties, including the Nyngan Scandium Project, will require numerous local and national government approvals, including environmental permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until we make application for such permits. If we cannot obtain all necessary permits, the project cannot be developed, and our investment in the project will likely be lost. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

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

Description of Mineral Projects

Nyngan Scandium Project

Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year-round access, but final access to the site itself is reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

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

The general location of the Nyngan Scandium Project is provided in Figure 1 below. The specific location of the exploration licenses that we may earn an interest in are provided in Figure 2 below.

NYNGAN
BARRIER HIGHWAY
EL8316
EL6096
BOGAN RIVER
RME Rangott Mineral Exploration
SCANDIUM INTERNATIONAL MINING CORP
EL8316 & EL6096
REGIONAL PLAN

Figure 2: Location of the Exploration Licenses for the Nyngan Scandium Project

Mineral License Details

The scandium resource is held under Exploration License (EL) 8316 (Block Number 3132, units d, e, j, k and Block no. 3133, unit f) and EL 6096 (Block 3132, unit p, and Block 3133, units l, m, r and s); a total of ten (10) graticular units. The exploration licenses allow the license holder to conduct exploration on private land (with landowner consents and signed compensation agreements in place) and public lands not including wildlife reserves, heritage areas or National Parks. The scandium resource is fully enclosed on private agricultural land.

The Company’s Australian subsidiary holds legal title to both the surface and mineral exploration rights on the Nyngan Scandium Project.

The exploration licenses cover 29.25 square kilometers (2,925 hectares). The resource site is located at geographic coordinates MGA zone 55, GDA 94, Lat: - 31.5987, Long: 146.9827, Map Sheets 1:250k – Cobar (SH/55-14) and 1:100k Hermidale (8234).

The project surface rights (freehold) total 810 acres (370 hectares) on a portion of the exploration license area. The freehold property boundaries are defined by standard land survey techniques undertaken by the Lands Department and currently presented in the form of Cadastral Deposited Plans (DP) and Lots. The land associated with the project rights is DP 752879, Lots 6 and 7 (Appendix 2, Lots 6 and 7 - Nyngan).

The Company is required to lodge individual A$10,000 environmental bonds with the NSW Mines Department for each license, and must meet total minimum work requirements annually of approximately A$65,000, covering both licenses. Annual property costs to the local Shire Council are under A$1,000 per year.

Royalties attached to the properties include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, a 1.7% Net Smelter Returns Royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement, and a 0.7% royalty on gross mineral sales to a private investor. Another revenue royalty is payable to private interests of 0.2%, subject to a US$370k cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Metallurgy Development

The Company has invested in and developed methodology for extracting scandium from the Nyngan property resource since 2010. A portion of the work done over this period has been superseded by work that followed, but subsequent test programs universally benefitted from prior efforts. In summary, the programs have been as follows:

•	2010 – The Company inherited work done on Nyngan from Jervois, and applied that work to a quick flowsheet and capital estimate done for management by Roberts & Schaefer of Salt Lake City, Utah;
•

2011 - The Company employed Hazen Research, Inc., of Golden, Colorado, USA (“Hazen”) to test acid baking techniques and solvent extraction (“SX”) processes with Nyngan resource material. The Company also employed SGS-Lakefield (Ontario) to test pressure acid leach techniques on Nyngan resource, as a replacement for or an enhancement to acid bake techniques done earlier in the year by Hazen;

•	2012 – The Company engaged SNC-Lavalin to do an economic study for management, utilizing an acid bake flowsheet and SX work from the Hazen test program;
•

2014 - The Company published a preliminary economic assessment (“PEA”) entitled NI 43- 101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, authored by Larpro Pty Ltd, utilizing both Hazen and SGS-Lakefield testwork results; and

•	2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia”.

Development Program Review

The first work phase of the metallurgy development program consisted of detailed metallurgical bench scale testing, and was intended to refine and enhance the Company’s existing material process flow sheet to extract scandium from the resource material. This existing flow sheet, developed by Jervois and external consultants, formed the basis of a preliminary, conceptual engineering report for the processing elements of the project that was completed by Roberts & Schaefer specifically for use by SCY management.

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

This early stage Roberts & Schaefer Report was carried forward into the later metallurgical test work subsequently conducted by Hazen and the design work utilized in the SNC- Lavalin economic study presented to management in 2012.

In January 2011, SCY announced results of initial lab test work, independently prepared by Hazen. These results defined general results involving conventional contained acid leach systems and suggested recoveries from resource of up to 75%. No secondary recoveries were considered in these initial bench-scale tests.

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

On January 19, 2012 we announced receipt an independent metallurgical test-work report, titled “Purification of Scandium Extracted from Laterite Ore”, outlining the results of a number of pilot-scale tests on Nyngan resource material, and estimated recoveries and grades of scandium oxide product. The report was independently prepared by Hazen and is the final in a series of three phases of semi-continuous pilot plant scale test-work completed by Hazen during 2011. Work was finalized in late November.

Highlights of the 2011 Hazen semi-continuous pilot plant test-work are as follows:

•	Results of conventional contained sulfuric acid bake and water leach systems, at atmospheric pressure, demonstrated scandium recoveries averaging 75%;
•	Results of conventional SX on the pregnant leach solution, demonstrated scandium recoveries exceeding 99%;
•

Results on final stage precipitation of scandium oxide (Sc O ), focused on highest combined purity and recovery, demonstrated scandium recoveries of 97.5%, at purity levels of 97.5% Sc O . Higher purity levels were achieved at lower recoveries;

•	Overall recovery results were 70% to 80%, based on ore type (limonite or saprolite); and
•	All process assumptions were based on standard and accepted techniques for ore preparation, leaching, solvent extraction and final product preparation.

In late 2011, the Company commissioned test work on high pressure acid leach (“HPAL”) processes, with both Hazen and SGS-Lakefield of Ontario, Canada. The initial HPAL work was applied to residue from the acid bake process sourced from the earlier Hazen test work, specifically to determine if additional scandium could be effectively recovered in a second pass with a pressure system. Those results were encouraging, and led to later test work in 2012-13 which applied HPAL techniques directly on the laterite resource material. No HPAL research results were included in the report and findings compiled for management by SNC-Lavalin in early 2012. However, the work that subsequently continued on HPAL, after that SNC Report was completed, has been incorporated into current engineering studies and flow sheet strategies for the Nyngan project. Existing HPAL work results were done to bench scale, and not to pilot scale, and are currently being followed up with further test work.

The Company is continuing test work on metallurgy to increase recoveries and final product grades.

In February, 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production.

Environmental Permitting Work

In April, 2011 SCY announced a general progress report on the project which outlined a series of environmental work steps designed to advance an Environmental Impact Study (“EIS”), the foundation environmental document required for a mining permit in the state. Work steps included both ground and surface water assessments, along with other assessments of Aboriginal, ecology, traffic, noise and air quality matters.

All of this work has subsequently been completed, including 8 water bores with ongoing test monitoring equipment, and reports on the various other targeted assessments, without material issues in any area. An aerial photography and contour mapping program was also completed, to support the feasibility study work regarding location of site facilities.

On January 18, 2012 SCY announced that that key elements of environmental site work on the Nyngan Scandium Project have been completed and a Conceptual Project Development Plan (“CPDP”) submitted to the NSW, Australia state regulators. The CPDP submission forms the basis for an EIS.

Specific EIS and property work, contained in the CPDP, completed by year end 2011 are as follows:

•	Draft ground water assessment study finalized and submitted to regulators;
•	Surface water assessment results favorable, State review ongoing;
•	Aboriginal heritage study finalized, no areas of significance;
•	Soils study finalized, no issues; and
•	Property aerial photography and contour mapping completed, location of site facilities defined.

Continuing EIS work underway are as follows:

•	License applications (6), for access to groundwater as generated from property water bores have been submitted;
•	Flora and fauna studies are ongoing; to date no significant issues have arisen; and
•	Traffic, noise and air quality baseline monitoring are ongoing.

The environmental work was performed under direction from R. W. Corkery & Co., (Orange, NSW, Australia), and formed part of the SNC-Lavalin Nyngan economic study.

Nyngan Preliminary Economic Assessment

On October 14, 2014, the Company announced completion of a report on a Preliminary Economic Assessment of the Nyngan project entitled, “NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project”. As a result of a disclosure review by the British Columbia Securities Commission, an amended technical report (the “PEA”) titled “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia” was completed on May 20, 2015. The effective date of the report, as amended, is October 10, 2014.

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

The PEA concludes that the Nyngan Scandium Project has the potential to produce 35,975 kilograms of scandium oxide (scandia) per annum, at grades of 97%-99%, generating an after-tax cumulative cash flow over a 20 year Nyngan Scandium Project life of $565 million, with an NPV10% of $175 million. The PEA also concludes the project can achieve this financial result with a conventional flow sheet, employing HPAL and solvent extraction (“SX”) techniques, which have been modeled and validated from METSIM modeling and bench scale/pilot scale metallurgical test work. Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

PEA Financial Highlights and Key Assumptions

The PEA concludes that the Nyngan Scandium Project has the potential for positive economics, based on a capital estimate supported by conventional process designs. The overall PEA level of accuracy is +/-30%. The PEA is expressed in US dollars (US$), unless otherwise noted. A foreign exchange rate of US$0.90 (1A$=US$0.90) to one Australian dollar (A$) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) in this PEA are shown on an after tax basis, based on a 30% tax rate.

Highlights and key assumptions are as follows:

Table 1. Nyngan PEA Financial Highlights (October 10, 2014)

The above estimates of capital and operating costs are a component of a number of factors required to complete a preliminary assessment of the economic viability of the project, and there isno guarantee that the company will achieve production from the resource at Nyngan. There are currently no established reserves on the Nyngan Scandium Project.

PEA Mineral Resource Estimate

In March of 2010, a NI 43-101 technical report which outlined a resource estimate on the Nyngan Scandium Project was completed. The report, titled, “NI 43-101 Technical Report on the Nyngan Gilgai Scandium Project, Jervois Mining Limited, Nyngan, New South Wales, Australia”, was prepared by or under the supervision of Max Rangott (BSc). The PEA does not alter the existing Nyngan Scandium Project resource estimate, established in the 2010 technical report. The NI 43-101 measured and indicated scandium resource totals 12 million tonnes at an average grade of 261ppm scandium, from both limonite and saprolite resource material. The cut-off value of 100ppm used in the initial 2010 resource was reviewed as part of the PEA. While the input assumptions to the formula calculations are different from those assumed in 2010, the overall cut-off assumption for the combined limonite and saprolite resource generated by the formula was still considered reason nable, and has s not changed.

The PEA assumes that a portion of limonite-only resource, in one particular area of the overall resource, will provide a 20 year mining pit sufficient to supply the processing facility at a rate of 75,000 tpy and an average grade of 371ppm scandium. A 20 year mining pit design was developed from drill hole data in support of this assumption and included in the PEA.

The current Nyngan Scandium Project scandium mineral resource as calculated in the 2010 report by Rangott and accepted in the 2015 PEA, is as follows:

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

PEA Capital Cost Assumptions

Total capital costs for the Nyngan Scandium are estimated at $77.4M, which includes a 20% contingency. The majority (70%) of the capital cost in the PEA was Australian-sourced, and consequently, initially priced in Australian dollars, supported by direct vendor capital pricing. Concrete and steel costs have been estimated from concept drawings, and piping, electrical and instrumentation costs were estimated using standard industry factors. The capital cost estimate is considered to be +/-30% accuracy. Capital costs included in overall cash flow include $2M per year for sustaining capital items ($38M over full PEA term), and $3M in final reclamation costs in year 20. No salvage costs were assumed. On the basis that the resource is adequate for 45 years at the assumed grade, it is unlikely the project would be closed in year 20 if current assumptions remain viable.

Table 3. PEA Capital Cost Detail

PEA Operating Costs Assumptions

Operating costs were estimated based on metallurgical test work results and METSIM modelling quantities and requirements. The single most significant cost item in operating costs is sulfuric c acid, which is used in quantity and requires transport to site. The second most significant cost item is staff/labor cost. Reagents in total represent approximately 57% of total operating cash costs. Quantities were established through METSIM software outputs, and were 100% vendor-priced. The level of accuracy on the operating component costing in the PEA is +/-25%.

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

PEA Sensitivities Analysis

The Nyngan Scandium Project is most sensitive to changes in product pricing, and somewhat less sensitive to either operating cost or capital cost changes, as shown below.

Table 5. Profitability Sensitivities to Changes in Key Assumptions

PEA General Assumptions

The PEA is presented on a 100% ownership basis. As a result of the conversion of the 2014 Loan into a 20% joint venture interest at the project level in Nyngan, the Company currently holds an 80% interest in the Nyngan Scandium Project.

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

PEA Conclusions and Recommendations

This PEA consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project. The work demonstrates a viable, conventional process s flow sheet utilizing the HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. Combined with the capital cost estimate, the Nyngan Scandium Project exhibits robust financial outcomes.

The PEA recommends that project owners proceed to a full feasibility study, including additional test work to confirm certain key process variants. Those recommendations include:

•	Consider test work to support process changes that could reduce capital/operating costs;
•	Conduct a comparative study between batch and continuous autoclave systems;
•	Consider/test certain alternative reagents/techniques in the solvent extraction area;

•	Conduct test work to develop engineering parameters around the materials handling properties of the laterite resource as it relates to optimum sizing for best leach results; and
•	Conduct test work on pumping and settling properties of process slurries.

Definitive Feasibility Study

On September 10, 2015 the Company announced that it has selected the engineering firm Lycopodium Minerals Pty Ltd, of Brisbane, QLD, Australia (“Lycopodium”), to prepare a DFS on the Nyngan Scandium Project. The work is expected to be completed in the first quarter of 2016. The DFS will include all elements of project description and design to generate an economic report suitable for seeking project construction financing in 2016. Process engineering and other project study elements will be advanced to a +/-15% accuracy level.

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

The DFS will incorporate and be based on metallurgical test work independently prepared for the Company over the previous five years, along with engineering, project design work, environmental work on the property, mine planning and development work, and economic estimates done previously for management use, specifically as incorporated in the “Amended Technical Report and Preliminary Economic Assessment on the Nyngan Scandium Project, NSW, Australia”, effective date October 10, 2014, amended and restated issue date May 20, 2015.

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

Nyngan Scandium Project – 2014 Drilling Program

On January 29, 2015, we announced assay results from a 14-hole resource drilling program at the Nyngan Scandium Project in NSW, Australia, conducted in October 2014. The 14 hole-program totaled 655 meters in the existing resource area. The program attempted 2 additional exploration holes, which were abandoned due to difficult drilling conditions. Highlights of the fourteen drill-hole program assay results follow:

•	Average scandium grade of 357ppm over 214 meters (200ppm cut-off);
•	Average scandium grade of 444ppm over 120 meters (300ppm cut-off);
•	Best results: 4 meters @ 795ppm, 5 meters @ 755ppm and 7 meters @ 721ppm;
•	Best individual 1 meter assay was 879ppm;
•	Lithium borate fusion (fusion) assay preparation demonstrated superior result to the traditional four acid method, as used on the resource estimate in 2010; and
•	These new assay results strongly support the average grade and location selected and included in the PEA on the Nyngan Scandium Project.

Drilling Program Details

The Company conducted and completed a 14-hole drill program in October, focused on a high grade section of the Nyngan Scandium Project, selected from within the area of the measured and indicated resource disclosed in the NI 43-101 technical report filed on SEDAR in March of 2010. This high grade zone of mostly indicated resource was the basis of a 20 year mine plan and scandium grade assumptions used in the PEA on the Nyngan Scandium Project. This latest drill program was designed to infill certain areas to 50 meter centers (from 100 meter centers), and to provide better information on pit limits as defined in the PEA. The program was conducted using a conventional rotary air core drill rig, which captured over five tonnes of chip sample material, for assay, and for fresh resource material to support ongoing metallurgical test work programs. Holes were vertically drilled, so interval widths in the results table below represent true widths.

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

Detail limonite-only results for each drill hole were as follows:

Table 6. Drill hole Limonite Results

The location of the 14-hole drill program is as follows:

Drill Program QAQC standards

SCY employed an independent local geological consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (“RME”) of Orange NSW, Australia, to manag ge the drill work on-site. Bulk samples of drill returns were collected at one meter intervals from a trailer-mounted cyclone and splitter for one reported hole - EMCG-01, and a separate RME three-tier riffle sp plitter was used on site for holes EMCG-09, EMCG-10 and EMCG-16, due to moisture. Assay samples ranged from 0.4 - 4.7 kg in weight. Individual sample identifiers were cross-checked during the process. The individual assay samples were double-bagged and held in RME’s possession while in the field, prior to transport and storage at RME’s office in Orange. RME personnel checked/validated the sequence of sample numbers, and submitted the samples to Australian Laboratory Services’ (“ALS”) laboratory in Orange, NSW. The remainder of bulk samples were sealed in the field in heavy polyethylene bags and transported by RME to a secure site at Orange for long-term storage or further use in metallurgical test work.

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

The five patent applications are titled as follows:

1.	Systems and methodologies for recovering scandium values from mixed ion solutions;
2.	Systems and methodologies for direct acid leaching of scandium bearing laterite ores;
3.	Solvent extraction of scandium from leach solutions;
4.	Systems and processes for recovering scandium values from laterite ores; and
5.	Scandium-containing master alloys and method for making the same.

Patent Applications Discussion:

•	These patent applications cover novel, unique flowsheet designs, applicable to scandium extraction, from scandiferous laterite resources;
•	The patented designs are largely supported by test work done with Nyngan Scandium Project resource material and known design parameters;
•

The patents cover HPAL system material flows, SX, ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium;

•	The designs will be part of a DFS, scheduled for 2015; and
•	The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

These five patent applications have been filed with the US Patent Office, with dates of record from September 2014 to February 2015. They protect the Company’s position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review by the US Patent Office takes further time, but the dates of record define the basis of IP ownership claims, as is generally afforded US patent-holders.

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project.

The Company believes that patent protection of these specific, novel process designs will be granted. Many of the basic design elements contemplated in the Nyngan Scandium Project flowsheet are commonly applied to other specialty metals, particularly nickel. However, the application of these basic design elements has not been commonly applied to scandium extraction from laterite resources, and there are enough intended and required operational differences in the application to permit the Company to patent-protect IP on those differences.

These patent claims are the result of several years of metallurgical testwork with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company’s Chief Technology Officer, using Nyngan property resource material. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others, without the Company’s consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

ALCERECO MOU and Offtake Agreements

On March 30, 2015, the Company announced that it had signed a memorandum of understanding (the “MOU”) with ALCERECO Inc. of Kingston, Ontario (“ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for Al-Sc alloy markets, SCY and ALCERECO also signed an offtake agreement (the “Offtake Agreement”) governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The Offtake Agreement specifies deliveries of scandium oxide product commencing in early 2017.

Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum based materials. This means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete.

•	The MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium;
•	The MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Al-Sc alloy materials;
•	The Offtake Agreement outlines standard sale terms on 7,500 kg of scandia per annum, for a term of three years beginning in 2017, which can be extended; and
•	The Offtake Agreement contains both fixed and variable pricing components, which are subject to confidentiality.

ALCERECO is an advanced materials development company that provides services and specialty processing capabilities to companies innovating in a diverse range of markets, including aerospace, automotive, electronics and consumer/sporting goods. ALCERECO staff work with a range of materials and processes and have the tools and knowledge to take on leading-edge projects such as development of aluminum-scandium alloys, specialty ceramics, composites and graphene enhanced materials. ALCERECO has a particular focus on lightweight materials capable of delivering greater strength, functionality and exceptional performance.

ALCERECO operates out of the Grafoid Global Technology Centre in Kingston, Ontario that was originally founded by Alcan Aluminum in the 1940s. ALCERECO is a Canadian private company, and a wholly-owned subsidiary of Ottawa-based Grafoid Inc., a graphene application development company.

Nyngan Scandium Project - Planned Activities for 2016-2017

The following steps are planned for Nyngan during the 2016 and 2017 Calendar years:

•	Complete and file an EIS on the Nyngan Scandium Project in Q1 2016;
•	Complete an advanced stage economic study (the DFS) with a +/- 15% accuracy level, scheduled for completion during the first quarter of 2016, and filed on SEDAR in the second quarter of 2016;

•	Make formal application for a mining license pertaining to the Nyngan Scandium Project with NSW Mines Department in Q1 2016;
•	Pursue additional offtake agreements in support of planned future scandium sales;
•	Seek project financing to fund the construction of the Nyngan Scandium Project for drawdown after the granting of a mining license from NSW for the mine development;
•	Commence site construction during in 2017, with anticipated construction completion over 12 months, targeting year-end 2017; and
•	Initiate project commissioning in Q1 2018, with product available for sale by the end of Q1 2018.

Honeybugle Scandium Property

On April 2, 2014 the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia referred to as the Honeybugle Scandium property. The license area is located approximatelly 24 kilometers west-southwest from SCY’s Nyngan Scandium Project. The license area covers part of the Honeybugle geologic complex, and will carry that name in our future references to the property. The ground was released by the prior holder, and SCY intends to explore the property for scandium and other metals.

The Company currently does not consider the Honeybugle Scandium prop perty to be a material property at this time. No resources or reserves are known to exist on the property. The property is classified as an Australian property for purposes of financial statement segment information.

The location of the Honeybugle Scandium property is provided below.

Honeybugle Drill Results

On May 7, 2014 the Company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to our Nyngan Scandiu um Project.

Highlights of initial drilling program results are as follows:

•	The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11);
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters;
•	The program identified a 13-hole cluster which was of particular interest;
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

Table 7. Results of 13-Hole Initial Drill Program

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

The 13 holes highlighted in the table are grouped together on either side of Coffills Lane, and represent all of the drill locations where meaningful intercept thicknes ss generated scandium grades exceeding 175 ppm. Some of these 13 holes showed significant scandium values on the immediate surface, and alternately, other holes exhibited favorable scandium grades that began at shallow depth. The highest grade Sc sample was found in a 21-24 meter interval (572 ppm), althoug gh several holes produced better than 350 ppm Sc intercepts at depths of under 9 meters. The deepest hole (EHAC 7) was drilled to 57 meters, showing good scandium grades over a 12-meter horizon (245 ppm) near the bottom of the hole, from 39 to 51 meters depth. Higher scandium grades were associated with higher iron levels. Holes were drilled to a depth where they contacted the fresh ultramafic bedrock, which generally signaled the end of any scandium enrichment zones.

The drill plan divided Seaford into four sub-areas, 1-4, as highlighted Figure 5, below. Area 1 was relatively higher ground and therefore the least impacted by ground moisture. Consequently this dryer area received the greatest attention, although that had been the general intention in the plan. Area 1 received 17 holes, with 13 presented in detail in the table ab bove. Areas 2-4 were each intended as step-out areas that need to be further examined in the next program. The three step-out areas did not generate results of particular note, although hole locations were not optimal due to ground conditions and access.

•	Area 2 received 3 holes, 60 meters total, and generated Sc grades from 45-75 ppm,
•	Area 3 received 4 holes, 87 meters total, and generated Sc grades from 47-122 ppm,
•	Area 4 received 5 holes, 72 meters total, and generated Sc grades from 60-101 ppm, and
•	The average depth of all of these holes was 18 meters, with the deepest 30 meters.

This 13-hole cluster (Area 1) was noted to be in a relatively thick laterite zone which was constrained to the west by contact with meta-sediments, to the east by fresh ultramafic bedrock, and to some extent in the north by a poor intersection result in hole 30. Area 1 remains somewhat open to the south, with the two southern-most holes (EHAC 9 and EHAC 29) generating some of the best scandium grade intercepts in the area.

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle Scandium property is different to our Nyngan Scandium Project, where mineralization is typically covered by 10-20 meters of barren alluvium.

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

Tørdal Property

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

The Company currently does not consider the Tørdal property, located in Norway, to be a material property at this time. No resources or reserves are known to exist on the property. The property is classified as the Norway Property for purposes of financial statement segment information.

The location of the Tørdal property is provided in Figure 6 below.

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

Highlights of the results of the 2012 field exploration are as follows:

•	Tørdal 2012 assays of pegmatite rocks show presence of both scandium and REE’s;
•	Best scandium assays exceed 1,600 ppm;
•	Promising HREE assay results from pegmatites with gadolinite mineralization;
•	Host rock mineralization points to higher grade scandium or HREE contents;
•	2012 summer exploration program mapped and sampled over 300 pegmatites;
•	A total of 1,940 Niton XRF scandium readings were taken on whole rock samples; and
•	Overall program results at Tørdal are very encouraging and warrant expanded exploration.

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

Table 8. Independent Assay Results

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
NOTE: All blast samples taken from Kleppe area (Area 1), total of 5 unique pegmatites

Note: Assay results are as-reported elemental assay results from OMAC Laboratories, and are not converted to oxide equivalent (REO & Sc2O3). Heavy rare earth elements abbreviated “HREE”; and include Yttrium;Total rare earth elements abbreviated “TREE”.

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

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets at this time, and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The principal market on which our common shares are traded is the Toronto Stock Exchange. Our common shares commenced trading on the Toronto Stock Exchange on April 24, 2008 under the symbol “GP”. Effective March 11, 2009, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “EMC”. Effective November 28, 2014, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “SCY”. The following table shows the high and low trading prices of our common shares on the Toronto Stock Exchange for the periods indicated.

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2015
First quarter	0.140	0.080
Second quarter	0.175	0.100
Third quarter	0.170	0.075
Fourth quarter	0.230	0.125
Fiscal Year ended December 31, 2014
First quarter	0.035	0.020
Second quarter	0.155	0.020
Third quarter	0.130	0.075
Fourth quarter	0.120	0.070

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

	High	Low
January 2016	1.4589	1.3969
December 2015	1.3990	1.3360
November 2015	1.3360	1.3095
October 2015	1.3242	1.2904
September 2015	1.3413	1.3147
August 2015	1.3303	1.2973

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2014 and 2015.

	Year Ended December 31
	(Canadian $ per U.S. $)
	2014	2015
Rate at end of Period	1.1601	1.3840
Low	1.0614	1.1728
High	1.1643	1.3990

As of January 31, 2016, there were 105 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2015 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of outstanding	outstanding options,	compensation plans
Plan Category	options, warrants and	warrants and rights	(excluding securities
	rights		reflected in column
		(b)	(a))
(a)
(c)
Equity compensation	17,610,000	C$0.12	13,146,920
plans approved by
security holders
Equity compensation	Nil	nil	Nil
plans not approved by
security holders
Total	17,610,000	C$0.12	13,146,920

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

The Company is a specialty metals and alloys company focusing on scandium and other specialty metals.

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

In fiscal 2015, the Company exchanged a $2,500,000 loan for a 20% interest in its Australian subsidiary which holds the Nyngan Scandium Project and Honeybugle Scandium property. Accordingly, the Company holds an 80% interest in its Australian subsidiary as at period end. The full $2,500,000 has been reflected in additional paid in capital.

These condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance both the Nyngan Scandium Project and the Tørdal property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2015

Liquidity and Capital Resources

At December 31, 2015, we had working capital of $2,149,874 including cash of $2,249,676 and current liabilities of $207,331 as compared to a working capital (deficit) of ($2,098,426) including cash of $417,386 at December 31, 2014. The increase in working capital is due to a conversion of a $2,500,000 loan into a 20% interest in the Company’s Australian projects, private placement and option exercises totaling $1,846,602 and the sale of a royalty in our Nyngan Scandium Project for $2,070,000.

During the year ended December 31, 2015, we received cash of $Nil (2014 - $2,500,000) from the issuance of promissory notes.

At December 31, 2015, we had a total of 17,610,000 (2014 – 15,378,750) stock options exercisable between C$0.07 and C$0.315 (2014 – between C$0.05 and C$0.315) which has the potential upon exercise to generate a total of C$2,033,050 (2013 – C$1,733,363) in cash over the next five years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing in order to execute our business plan.

Our major capital requirement in the next 12 months relates to the completion of a definitive feasibility study on the Nyngan Scandium Project.

The Company will need additional funding to develop the Nyngan project into a mine in the second half of 2016, and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2015

The net loss for the quarter increased by $586,368 to $1,163,542 from a loss of $577,174 in the prior year, mainly as a result of increased exploration costs in the preparation of a definitive feasibility study for the Nyngan Scandium Project and the repricing of certain stock options. Details of the individual items contributing to the increased net loss are as follows:

Q4 2015 vs. Q4 2014 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Costs allocable to non-controlling interest	$173,473

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Interest expense	$35,954

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties and debt was eliminated from our balance sheet. Accordingly, there are no charges for interest in the 4th quarter. In the same quarter a year ago the $2,500,000 was outstanding and interest expense was incurred.

Travel and entertainment	$6,860	In Q4 of 2014 Nyngan Scandium Project work including the implementation of a drilling program, and metallurgical testing, required more travel to Australia and Canada when compared to 2015.

Q4 2015 vs. Q4 2014 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Salaries and benefits	$3,135	As some of our salaries are paid in Australian dollar, the weakening of this currency against the US$ has resulted in this favourable variance when compared to Q4 of 2014.

General and administrative	$1,973	This slight unfavorable variance reflects that costs were comparable from quarter to quarter.

Consulting	$2,500	This slight favorable variance reflects that costs were comparable from quarter to quarter.

Insurance	$6,196	Lower workers compensation benefit premiums in 2015, has resulted in this slightly favourable variance when compared to the corresponding quarter of one year ago.

Foreign exchange	($10,907)

We held almost all cash in U.S. dollar denominated accounts during the 4th quarters of both 2014 and 2015. However, during Q4 2015 we made deposits against future vendor work in Canadian denomination. The declining value of the deposits held in Canadian dollars in Q4 2015 resulted in this unfavorable variance.

Professional fees	($73,848)	The unfavourable variance is due to increased legal fees and guidance required on the sale of a royalty in Q4 of 2015.

Stock-based compensation	($258,364)	The Company, with shareholder approval, extended the life of 4,300,000 options resulting in higher expenses this year. No such extension has taken place in prior years.

Exploration	($469,575)	The Company has incurred increased costs this year with a ramp up of Nyngan Scandium Project development and preparation of a DFS on that project.

Results of Operations for the Year ended December 31, 2015

The net loss for the year increased by $920,775 to $2,770,431 from $1,849,656 in the prior year, mainly as a result of increased exploration costs as we prepare the Nyngan DFS and the repricing of stock options. Details of the individual items contributing to the increased net loss are as follows:

2015 vs. 2014 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Costs allocable to non-controlling interest	$173,473

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Foreign exchange loss	$31,365

The Company held more dollars in U.S dollar denominated accounts during 2015 than during 2014. The declining value of the Canadian and Australian dollars against the U.S. dollar in 2015 resulted in this favorable variance.

Insurance	$7,852

This favorable variance is the result of audit refunds on workers compensation premiums charged in the prior year. Without this adjustment, insurance charges when compared year to year would have been similar.

Travel and entertainment	($2,667)	This unfavorable variance is due to travel to seek potential Company investor interest in Australia, Europe and North America. In the prior year cash conservation limited this type of expense.

Professional fees	($28,214)	The unfavourable variance is due to increased legal fees and guidance required on the sale of a royalty in Q4 of 2015.

Salaries and benefits	($29,079)

Increased salary expenses in the current year relate to the return of the CFO to a more active role in the Company. Also in 2014, certain management staff elected to forgo salary when there was little activity at the Company.

General and administrative	($44,845)	The higher G&A costs in the year ended December 31, 2015 are a result of higher patent fees, marketing costs and IT support. These costs were partially offset by lower office rent and TSX fees.

Consulting	($51,000)	In 2014 the CTO only invoiced the Company for part of the year as efforts were being made to reduce costs to preserve cash. In 2015 this restriction was not in place.

Interest expense	($111,155)	The Company had taken out a promissory note of $2,500,000 in late Q2 2014. This note had quarterly interest rate increases resulting in the higher cost when compared to year over year.

Stock-based compensation	($361,936)

In the current year, 5,350,000 stock options were granted with 53% of those vesting immediately. In the comparable year there were 3,925,000 options issued resulting in lower expenses. Also the Company, with shareholder approval, extended the life of 4,300,000 options resulting in higher expenses this year. No such extension has taken place in prior years.

2015 vs. 2014 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Exploration	($504,570)	The Company has incurred increased costs this year with a ramp up of Nyngan Scandium Project development and preparation of a DFS on that project.

Cash flow discussion for the year ended December 31, 2015 compared to December 31, 2014

The cash outflow from operating activities increased by $374,670 to $2,013,595 (2014 – $1,638,925) due to a costs incurred in preparing the definitive feasibility study.

Cash flows from investing activities increased by $3,319,652 to $2,070,000 (2014 – cash flow used of $1,249,652) due to the sale of a royalty on the Australian projects and to funds not being incurred in the acquisition of properties.

Cash inflows from financing activities decreased by $745,003 to $1,775,885 (2014 - $2,520,888) as a result of no new promissory notes being taken out in 2015.

Summary of quarterly results (US$)

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	1,163,542	(503,537)	(632,698)	(470,654)	(577,174)	(779,384)	(221,294)	(271,804)
Basic and
diluted
Net Income	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)
(Loss) per
share

Financial Position

Cash

The increase in cash of $1,832,290 to $2,249,676 (2014 - $417,386) results from the issuance of private placements and a sale of a royalty interest in our Nyngan Scandium Project.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $3,833 to $2,611 at December 31, 2015 (2014 - $6,444) is due to the regular amortization of these items.

Mineral interests

Mineral interests decreased by $2,070,000 to $942,723 at December 31, 2015 (2014 - $3,012,723) due to the funds received from the sale of the royalty reducing the cost base of these properties.

Notes Payable and Accrued Liabilities

Notes payable and accrued liabilities have increased by $134,086 to $207,331 at December 31, 2015 (2014 – $73,245).

Promissory notes payable (current and long-term)

Current promissory notes payable decreased by $2,500,000 due to the conversion of a note payable into a 20% acquisition of the Company’s Australian projects (2014 - $2,500,000).

Capital Stock

Capital stock increased by $1,955,864 to $91,142,335 (2014 - $89,186,471) as a result of the issuance of common shares in the third quarter of 2015. A non-controlling position on the conversion of debt into a 20% stake in the Australian properties of $966,588 is now shown on our balance sheet. At December 31, 2014 no such position existed.

Additional paid-in capital increased by $3,955,622 to $6,375,237 (2014 - $2,419,615) as a result of stock options grants and the treatment on conversion of the $2,500,000 loan that was converted to a 20% interest in the Australian properties.

Treasury shares remained at $1,264,194 through the 2015 fiscal period.

Off-balance sheet arrangements

At December 31, 2015, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Additional Information and Accounting Pronouncements

Outstanding share data

At March 11, 2016 we had 225,047,200 issued and outstanding common shares, 22,470,000 outstanding stock options at a weighted average exercise price of C$0.13. No warrants are outstanding at March 11, 2016.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016 -01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective December 16, 2016. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

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

Financial instruments and other risks

Our financial instruments consist of cash, receivables, accounts payable and accrued liabilities, accounts payable with related parties, and promissory notes payable. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from our financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in two commercial banks, one in Vancouver, British Columbia, Canada and in one in Chicago, Illinois.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2015 and 20154 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2015.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2016 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2016, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2015 and 2014 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1

Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009*
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014

3.2	Corporate Articles* Amendment to Corporate Articles dated November 10, 2014
10.1*	2008 Stock Option Plan
10.2**	2015 Stock Option Plan
10.3*	Management Contract with George Putnam dated May 1, 2010
10.4***	Management Contract with Edward Dickinson dated August 13, 2011
10.5****	Loan Agreement dated June 24, 2014
21.1	List of Subsidiaries
23.1	Consent of Davidson & Company LLP
23.2	Consent of Nigel Ricketts
23.3	Consent of Dean Basile
23.4	Consent of Maxel Rangott
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer

32.2	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

* Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
** Previously filed as Schedule “A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
*** Previously filed as an exhibit to the Form 10-K/A filed May 1, 2014 and incorporated herein by reference.
**** Previously filed as an exhibit to the Form 10-Q filed August 12, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Date:   March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	March 15, 2016
George Putnam

/s/ William Harris	Chairman and Director	March 15, 2016
William Harris

/s/ James Rothwell	Director	March 15, 2016
James Rothwell

/s/ Willem Duyvesteyn	Director	March 15, 2016
Willem Duyvesteyn

/s/ Warren Davis	Director	March 15, 2016
Warren Davis

/s/ Barry Davies	Director	March 15, 2016
Barry Davies

/s/ Andrew Greig	Director	March 15, 2016
Andrew Greig

	Principal Accounting Officer and	March 15, 2016
/s/ Edward Dickinson	Principal Financial Officer
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

YE EAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

We have audited the accompanying consolidated financial statements of Scandium International Mining Corp. (the “Company”), which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in equity for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Scandium International Mining Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Scandium International Mining Corp. has suffered recurring losses from operations. This matter, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

March 11, 2016

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2015	December 31, 2014

ASSETS
Current
Cash	$2,249,676	$417,386
Prepaid expenses and receivables	107,529	57,433

Total Current Assets	2,357,205	474,819

Equipment (Note 4)	2,611	6,444
Mineral property interests (Note 5)	942,723	3,012,723

Total Assets	$3,302,539	$3,493,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$196,322	$51,343
Accounts payable with related parties	11,009	21,902
Promissory notes payable (Note 7)	-	2,500,000

Total Liabilities	207,331	2,573,245

Stockholders’ Equity
Capital stock (Note 9) (Authorized: Unlimited number of common shares; Issued and outstanding: 225,047,200 (2014 – 198,604,790))	91,142,335	89,186,471
Treasury stock (Note 10) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 9)	6,375,237	2,419,615
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(91,338,182)	(88,567,751)

Total Stockholders’ Equity	4,061,796	920,741

Non-controlling Interest in a Subsidiary (Note 14)	(966,588)	-

Total Equity	3,095,208	920,741

Total Liabilities and Equity	$3,302,539	$3,493,986

Nature and continuance of operations (Note 1)
Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in US Dollars)

	December 31,	December 31,
Year ended	2015	2014

EXPENSES
Amortization (Note 4)	$3,833	$3,834
Consulting	102,000	51,000
Exploration	997,677	493,107
General and administrative	195,063	150,218
Insurance	20,816	28,668
Professional fees	167,786	139,572
Salaries and benefits	462,034	432,955
Stock-based compensation (Note 9)	673,224	311,288
Travel and entertainment	61,048	58,381

Loss from operations before other items	(2,683,481)	(1,669,023)

OTHER ITEMS
Foreign exchange loss	(34,282)	(65,647)
Interest expense	(226,141)	(114,986)

	(260,423)	(180,633)

Loss and comprehensive loss for the year	(2,943,904)	(1,849,656)

Costs allocable to non-controlling interest in a subsidiary	173,473	-

Loss and comprehensive loss for the year attributable to Scandium International Mining Corp.	$(2,770,431)	$(1,849,656)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$0.01	$0.01

Weighted average number of common shares outstanding	211,264,568	184,252,595

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Year ended	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(2,770,431)	$(1,849,656)
Items not affecting cash:
Amortization	3,833	3,834
Stock-based compensation	673,224	311,288
Shares issued in settlement of interest payable	169,262	-
Portion of loss allocable to non-controlling interest in a subsidiary	(173,473)	-

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(50,096)	69,977
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	134,086	(174,368)
	(2,013,595)	(1,638,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	-	149,868
Sale of royalty	2,070,000	-
Additions to unproven mineral interests	-	(1,399,520)
	2,070,000	(1,249,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,812,047	1,909,345
Share issuance costs	(60,000)	(33,582)
Options exercised for common shares	23,838	-
Receipt of promissory note	-	2,500,000
Payment of promissory note and convertible debenture	-	(1,854,875)
	1,775,885	2,520,888

Change in cash during the year	1,832,290	(367,689)
Cash, beginning of year	417,386	785,075

Cash, end of year	$2,249,676	$417,386

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2013	165,358,337	$87,310,708	$2,108,327	$(1,264,194)	$(853,400)	$(86,718,095)	$583,346	-	$583,346

Private placements	33,246,453	1,909,345	-	-	-	-	1,909,345	-	1,909,345

Share issue costs	-	(33,582)	-	-	-	-	(33,582)	-	(33,582)

Stock-based compensation	-	-	311,288		-	-	311,288	-	311,288

Loss for the year	-	-	-	-	-	(1,849,656)	(1,849,656)	-	(1,849,656)

Balance, December 31, 2014	198,604,790	89,186,471	2,419,615	(1,264,194)	(853,400)	(88,567,751)	920,741	-	920,741

Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047	-	1,812,047

Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262	-	169,262

Share issue costs	-	(60,000)	-	-	-	-	(60,000)	-	(60,000)

Stock options exercised	550,000	34,555	(10,717)	-	-	-	23.838	-	23,838

Stock-based compensation	-	-	673,224	-	-	-	673,224	-	673,224

Sale of 20% of Australian subsidiary	-	-	3,293,115	-	-	-	3,293,115	(793,115)	2,500,000

Loss for the year	-	-	-	-	-	(2,770,431)	(2,770,431)	(173,473)	(2,943,904)

Balance, December 31, 2015	225,047,200	$91,142,335	$6,375,237	$(1,264,194)	$(853,400)	$(91,338,182)	$4,061,796	$(966,588)	$3,095,208

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

In fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds the Nyngan and Honeybugle properties. Accordingly, the Company holds an 80% interest in its Australian subsidiary as at year end (Note 14).

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Wolfram Jack Mining Corp., and The Technology Store, Inc. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC Metals Australia Pty Ltd., from the date the 20% interest was disposed by the Company (Note 5). All significant intercompany accounts and transactions have been eliminated on consolidation.

b)	Use of estimates

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

c)	Equipment

Equipment is recorded at cost less accumulated amortization, calculated as follows:

Computer equipment	30% straight line

Office equipment	20% straight line

d)	Mineral interests and exploration and development costs

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

e)	Asset retirement obligations

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

f)	Long-lived assets

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

g)	Income taxes

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

h)	Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2015 and 2014 there were no warrants outstanding and 17,610,000 options (2014 – 15,378,750) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

i)	Foreign exchange

The Company's and subsidiaries’ functional currency is the USD. Any monetary assets and liabilities that are in a currency other than the USD are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into USD are included in current results of operations. Fixed assets and mineral properties have been translated at historical rates, the rate on the date of the transaction.

j)	Stock-based compensation

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

k)	Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties and accrued liabilities, and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Chicago, Illinois, United States of America.

l)	Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2015 and 2014, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

m)	Fair value of financial assets and liabilities

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Financial instruments, including receivables, accounts payable and accrued liabilities, accounts payable with related parties and promissory notes payable are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$2,249,676	$2,249,676	$—	$—

Total	$2,249,676	$2,249,676	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes payable approximate their fair value due to their short-term nature.

The fair values of cash are determined through market, observable and corroborated sources.

n)	Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2016 -01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective December 16, 2016. The Company is evaluating this guidance and believes it will have little impact on the presentation of its financial statements.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

3.	RESTRICTED CASH

The Company had a Bank of Montreal letter of credit of up to C$159,400 as a security deposit related to a Vancouver office lease obligation. The letter of credit was returned to the Bank of Montreal in July 2014 and funds were released for use by the Company.

4.	EQUIPMENT

2015

	December 31,	Additions		December 31,
	2014 Net Book	(disposals)		2015 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$1,696	$-	$(679)	$1,017
Office equipment	4,748	-	(3,154)	1,594

	$6,444	$-	$(3,833)	$2,611

2014

	December 31,	Additions		December 31,
	2013 Net Book	(disposals)		2014 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$2,375	$-	$(679)	$1,696
Office equipment	7,903	-	(3,155)	4,748

	$10,278	$-	$(3,834)	$6,444

5.	MINERAL PROPERTY INTERESTS

Scandium and
December 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Sale of royalty	(2,070,000)
Balance December 31, 2015	$942,723

Scandium and
December 31, 2014	other

Acquisition costs

Balance, December 31, 2013	$1,613,203
Additions	1,399,520
Balance December 31, 2014	$3,012,723

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

On October 13, 2015, the Company received US$2.07M from a private investor in return for the granting of a 0.7% royalty on gross mineral sales from both the Nyngan property and the Honeybugle property. The amount received in return for the royalty interest was deducted from the value of the mineral interests of Nyngan and Honeybugle.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 5, 2010, the Company entered in to an earn-in agreement with Jervois Mining Limited (“Jervois”), whereby it would acquire a 50% interest in the Nyngan Scandium property (the “Nyngan Project”) located in New South Wales, Australia. The JV

5.	MINERAL PROPERTY INTERESTS (cont’d…)

Agreement, as amended, gave the Company the right to earn a 50% interest in a joint venture with Jervois, for the purpose of holding and developing the Nyngan Project. On June 22, 2012, the Company received notice of a lawsuit filed against the Company with regard to the achievement of certain milestones required under the JV Agreement. On February 6, 2013, the Company announced agreement of an out of court settlement to the dispute with Jervois. The terms of the settlement transferred 100% ownership and control of the Nyngan Project to the Company, in return for AUD$2.6 million cash payments and a percentage royalty payable to Jervois on sales of product from the project. A total of $1,108,484 (AUD$1.2 million) was paid in June 2013 as part of the settlement. A total of $1,364,031 (AUD$1.4 million) was paid in June 2014 to fulfill the obligations under the settlement agreement which gives 100% of the property to the Company. During fiscal 2015, the Company settled its $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

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

Honeybugle property, Australia

In April of 2014 the Company also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Project. As described in the previous Nyngan Property section, during fiscal 2015, the Company settled its $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

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

6.	CONVERTIBLE DEBENTURES

On February 22, 2013, the Company completed a $650,000 loan financing consisting of convertible debentures. The convertible debenture had a maturity date of February 22, 2014 and bore interest at 10% per annum. The lenders had the option to convert the loan into 13,000,000 common shares of the Company. This financing was repaid in full in February 2014.

7.	PROMISSORY NOTES PAYABLE

	December 31,	December 31,
	2015	2014

On June 24, 2014, the Company completed a $2,500,000 loan financing which includes a convertible feature. The loan had a maturity date of December 24, 2015 and bore loan interest that increased in quarterly increments from 4% to a maximum of 12% with a 5% interest rate penalty should the Company not pay on due dates. The full loan was converted into a 20% interest in the Company’s Australian subsidiary in August of 2015. This conversion feature converted at the lender’s option or once the Company raised $3,000,000 in equity. The minority shareholder now has a carried interest until the Company meets two milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either the Nyngan or Honeybugle property. The minority shareholder becomes fully participating on development and build costs thereafter. The minority shareholder has an option to convert their 20% non-controlling interest into equivalent value of the Company’s shares, at market prices, rather than participate in construction. The minority shareholder’s option to convert its project interest to the Company’s shares is a one-time option, at such time the partner becomes fully participating on project costs.

$	Nil	$2,500,000

	$-	$2,500,000

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The loan financing completed on February 22, 2013, of which $350,000 was contributed from directors and officers, was repaid during the year ended December 31, 2014.

Of the $114,986 interest expensed in the year ended December 31, 2014, $14,375 was payable to a director of the Company. There was no interest paid to related parties in the year ended December 31, 2015.

During the year ended December 31, 2015, the Company expensed $517,934 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2014, the Company expensed $113,397 for stock options issued to Company directors.

During the year ended December 31, 2015, the Company paid a consulting fee of $102,000 for one of its directors. There is $59,500 for consulting fees incurred during the year ended December 31, 2014.

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On September 1, 2015, the Company issued 1,982,850 common shares at a value of C$0.10 per common share for total proceeds of C$198,285 ($150,000).

On August 31, 2015, the Company issued 2,237,480 common shares at a value of C$0.10 per common share in settlement of interest payable on the promissory note (Note 7) with a fair value of C$223,748 ($169,262).

On August 24, 2015, the Company issued 21,672,080 common shares at a value of C$0.10 per common share for total proceeds of C$2,167,208 ($1,662,047). The Company paid $60,000 in share issuance costs with regard to this common share issue.

On August 26, 2014, the Company issued 5,534,411 common shares at a value of C$0.085 per common share for total proceeds of C$470,425 ($429,900).

On July 11, 2014, the Company issued 4,641,236 common shares at a value of C$0.085 per common share for total proceeds of C$394,505 ($369,300).

On June 26, 2014, the Company issued 10,415,396 common shares at a value of C$0.085 per common share for total proceeds of C$885,309 ($824,458).

On April 24, 2014, the Company issued 4,122,150 common shares at a value of C$0.025 per common share for total proceeds of C$103,053 ($93,687).

On March 25, 2014, the Company issued 8,533,260 common shares at a value of C$0.025 per common share for total proceeds of C$213,331 ($192,000).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock Options and Warrants

The Company established a stock option plan (the “Plan”) under which it is authorized to grant options to executive officers and directors, employees and consultants and the number of options granted under the Plan shall not exceed 15% of the shares outstanding. Under the Plan, the exercise period of the options may not exceed ten years from the date of grant and vesting is determined by the Board of Directors.

Stock option and share purchase warrant transactions are summarized as follows:

	Warrants			Stock Options
		Weighted
		average exercise		Weighted average
		price in		exercise price in
	Number	Canadian $	Number	Canadian $

Outstanding, December 31, 2013	3,750,000	$0.20	14,168,750	$0.12
Granted	-	-	3,725,000	0.12
Cancelled	(3,750,000)	0.20	(2,515,000)	0.17
Exercised	-	-	-	-

Outstanding, December 31, 2014	-	-	15,378,750	0.11
Granted	-	-	5,350,000	0.14
Cancelled	-	-	(2,568,750)	0.16
Exercised	-	-	(550,000)	0.05

Outstanding, December 31, 2015	-	$-	17,610,000	$0.12

Number currently exercisable	-	$-	16,550,000	$0.11

As at December 31, 2015, incentive stock options were outstanding as follows:

	Exercise
Number of	Price in
options	Canadian $	Expiry Date

Options

4,300,000	0.100	November 5, 2020*
250,000	0.315	May 4, 2016
500,000	0.250	May 16, 2016
300,000	0.155	September 15, 2016
2,285,000	0.080	April 24, 2017
150,000	0.120	July 25, 2017
1,400,000	0.070	August 8, 2017
1,000,000	0.100	May 9, 2018
3,375,000	0.120	July 25, 2019
200,000	0.100	December 30, 2019
3,450,000	0.140	April 17, 2020
400,000	0.115	August 28, 2020

17,610,000

*   These options were extended by the Company shareholder’s at the Company’s annual meeting in October 2015. The Company recognized an additional expense of $281,962 related to this extension. Black-Scholes option pricing model assumptions used were a risk-free interest rate of 1.49%, expected life of 5 years, with a 0.00% forfeiture and dividend rate as well as a volatility rate of 145.92% .

As at December 31, 2015 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $489,509 (2014 - $92,525).

As at December 31, 2015, there were no warrants outstanding.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

Stock-based compensation

During the year ended December 31, 2015, the Company recognized stock-based compensation of $673,224 (December 31, 2014 - $311,288) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 5,350,000 stock options issued during the year ended December 31, 2015 (December 31, 2014 – 3,725,000).

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The weighted average fair value of the options granted in the year was C$0.14 (2014 - C$0.12) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2015	2014

Risk-free interest rate	1.02%	0.86%
Expected life	5 years	5 years
Volatility	145.72%	148.81%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

10.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2015 and December 31 2014	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

11.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2015	Norway	Australia	United States	Total

Equipment	$-	$-	$2,611	$2,611
Mineral property interests	238,670	704,053	-	942,723

	$238,670	$704,053	$2,611	$945,334

December 31, 2014	Norway	Australia	United States	Total

Equipment	$-	$-	$6,444	$6,444
Mineral property interests	238,670	2,774,053	-	3,012,723

	$238,670	$2,774,053	$6,444	$3,019,167

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

12.	DEFERRED INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2015	2014

Loss before income taxes	$(2,770,431)	$(1,849,656)

Expected income tax (recovery)	(720,000)	(481,000)
Change in statutory, foreign tax, foreign exchange rates and other	(24,000)	(9,000)
Permanent difference	130,000	82,000
Adjustment to prior years provision versus statutory tax returns	1,055,000	-
Change in unrecognized deductible temporary differences	(441,000)	408,000
Total Income tax expense (recovery)	$-	$-

The Canadian income tax rate declined during the year due to changes in the law that reduced corporate income tax rates in Canada/British Columbia.

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows;

	2015	2014
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$745,000	$1,013,000
Property and equipment	61,000	79,000
Share issue costs	27,000	33,000
Marketable securities	19,000	19,000
Allowable capital losses	1,935,000	1,945,000
Non-capital losses available for future periods	3,257,00	3,396,000
	6,044,000	6,485,000
Unrecognized deferred tax assets	(6,044,000)	(6,485,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2015	Expiry Date	2014	Expiry Date
		Range		Range
Temporary Differences
Exploration and evaluation assets	$2,866,000	No expiry date	$3,897,000	No expiry date
Property and equipment	236,000	No expiry date	304,000	No expiry date
Share issue costs	104,000	2035 to 2038	127,000	2034 to 2037
Marketable securities	145,000	No expiry date	145,000	No expiry date
Allowable capital losses	7,442,000	No expiry date	7,482,000	No expiry date
Non-capital losses available for future periods	12,166,000	2016 to 2035	13,063,000	2015 to 2034

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2015	2014

Cash paid during the year for interest	$56,250	$114,986

Cash paid during the year for income taxes	$-	$-

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Expressed in US Dollars)

In the year ending December 31, 2015 the Company exchanged a loan of $2,500,000 for a 20% interest in its Australian subsidiary which hold both the Nyngan and Honeybugle properties resulting in initial non-controlling interests of $793,115. There were no significant non-cash transactions in the year ended December 31, 2014.

14.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015 the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with the Company holding an 80% ownership interest. EMC Australia holds our interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level.

EMC Australia is consolidated in the Company’s Consolidated Financial Statements for the year ended December 31, 2015.

	December 31,	December 31,
Year ended	2015	2014
Loss attributable to Scandium International Mining Corp. Shareholders	$(2,770,431)	$(1,849,656)
Increase in Scandium International Mining Corp additional paid in capital on disposal of 20% of subsidiary	3,293,115	-
Change from loss to Scandium International Mining Corp. shareholders and transfers from non-controlling interests	$522,684	$(1,849,656)

15.	Subsequent event

In February 2016, the company issued 4,860,000 stock options at an exercise price of C$0.13 with various vesting timetables all of which have a maturity date of February 8, 2021 (5 years).