Form 10-Q
period 2016-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2016-05-13
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
As of May 10, 2016, the registrant’s outstanding common stock consisted of 225,047,200 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2016	December 31, 2015

ASSETS

Current
Cash	$1,331,731	$2,249,676
Prepaid expenses and receivables	123,205	107,529

Total Current Assets	1,454,936	2,357,205

Equipment (Note 3)	4,704	2,611
Mineral property interests (Note 4)	942,723	942,723

Total Assets	$2,402,363	$3,302,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$74,359	$196,322
Accounts payable with related parties	17,239	11,009

Total Liabilities	91,598	207,331

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 225,047,200 (2015 – 225,047,200))	91,142,335	91,142,335
Treasury stock (Note 7) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,771,050	6,375,237
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(92,419,278)	(91,338,182)

Total Stockholders’ Equity	3,376,513	4,061,796

Non-controlling Interest in a Subsidiary (Note 10)	(1,065,748)	(966,588)

Total Equity	2,310,765	3,095,208

Total Liabilities and Equity	$2,402,363	$3,302,539

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	March 31, 2016	March 31, 2015
3 month period ended

EXPENSES
Amortization (Note 3)	$1,064	$958
Consulting	25,500	28,000
Exploration	512,289	133,606
General and administrative	78,986	54,688
Insurance	8,551	(2,226)
Professional fees	26,269	42,808
Salaries and benefits	115,924	116,416
Stock-based compensation (Note 6)	395,813	14,314
Travel and entertainment	15,997	15,935

Loss from operations before other items	(1,180,393)	(404,499)

OTHER ITEMS
Foreign exchange gain (loss)	137	(10,463)
Interest expense	-	(55,692)

	137	(66,155)

Loss and comprehensive loss for the period	(1,180,256)	(470,654)

Costs allocable to non-controlling interest in a subsidiary	99,160	-

Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(1,081,096)	$(470,654)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$0.01	$0.00

Weighted average number of common shares outstanding	225,047,200	198,604,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,180,256)	$(470,654)
Items not affecting cash:
Amortization	1,064	958
Stock-based compensation	395,813	14,314

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(15,676)	21,725
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(115,733)	181,492
	(914,788)	(252,165)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(3,157)	-
	(3,157)	-

Change in cash during the period	(917,945)	(252,165)
Cash, beginning of period	2,249,676	417,386

Cash, end of period	$1,331,731	$165,221

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2014	198,604,790	$89,186,471	$2,419,615	$(1,264,194)	$(853,400)	$(88,567,751)	$920,741	$-	$920,741
Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047	-	1,812,047
Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262	-	169,262
Share issue costs	-	(60,000)	-	-	-	-	(60,000)	-	(60,000)
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838	-	23,838
Stock-based compensation	-	-	673,224	-	-	-	673,224	-	673,224
Sale of 20% of Australian subsidiary	-	-	3,293,115	-	-	-	3,293,115	(793,115)	2,500,000
Loss for the year	-	-	-	-	-	(2,770,431)	(2,770,431)	(173,473)	(2,943,904)
Balance, December 31, 2015	225,047,200	91,142,335	6,375,237	(1,264,194)	(853,400)	(91,338,182)	4,061,796	(966,588)	3,095,208
Stock-based compensation	-	-	395,813	-	-	-	395,813	-	395,813
Loss for the period	-	-	-	-	-	(1,081,096)	(1,081,096)	(99,160)	(1,180,256)
Balance, March 31, 2016	225,047,200	$91,142,335	$6,771,050	$(1,264,194)	$(853,400)	$(92,419,278)	$3,376,513	$(1,065,748)	$2,310,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 and with our Annual Report on Form 10-K filed with the SEC on March 15, 2016. Operating results for the three-month period ended March 31, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Wolfram Jack Mining Corp., and The Technology Store, Inc. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC Metals Australia Pty Ltd., from the date the 20% interest was disposed by the Company (Note 4). All significant intercompany accounts and transactions have been eliminated on consolidation.

Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,331,731	$1,331,731	$—	$—

Total	$1,331,731	$1,331,731	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash are determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

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

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard which has little impact on the presentation of its financial statements.

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard which will only have an impact on its presentation of its financial statements should an extraordinary or unusual event take place.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

	December 31,	Additions
	2015 Net Book	(disposals)		March 31, 2016
	Value	(write-offs)	Amortization	Net Book Value
Computer equipment	$1,017	$3,157	$(275)	$3,899
Office equipment	1,594	-	(789)	805

	$2,611	$3,157	$(1,064)	$4,704

	December 31,	Additions			December 31,
	2014 Net Book	(disposals)			2015 Net Book
	Value	(write-offs)		Amortization	Value
Computer equipment	$1,696	$-		$(679)	$1,017
Office equipment	4,748			(3,154)	1,594
	$6,444	$-	$	$ (3,833)	$2,611

4.	MINERAL PROPERTY INTERESTS

Scandium and
March 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Additions	-
Balance March 31, 2016	$942,723

Scandium and
December 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Sale of net smelter royalty	(2,070,000)
Balance December 31, 2015	$942,723

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 6, 2013, the Company announced that it had acquired 100% of the Nyngan property, in return for AUD$2.6 million cash payments and a percentage royalty payable to its previous partner on sales of product from the project.

During fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

Royalties attached to the Nyngan property include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences,

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A New South Wales minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

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

5.	RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2016, the Company expensed $301,363 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2015, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2016, the Company paid a consulting fee of $25,500 for one of its directors. During the 3-month period ended March 31, 2015, the Company paid a consulting fee of $25,500 for one of its directors.

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On September 1, 2015, the Company issued 1,982,850 common shares at a value of C$0.10 per common share for total proceeds of C$198,285 ($150,000).

On August 31, 2015, the Company issued 2,237,480 common shares at a value of C$0.10 per common share in settlement of interest payable on the promissory note with a fair value of C$223,748 ($169,262).

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2014	15,378,750	$0.11
Granted	5,350,000	0.14
Cancelled	(2,568,750)	0.16
Exercised	(550,000)	0.05

Outstanding, December 31, 2015	17,610,000	0.12
Granted	4,860,000	0.13
Cancelled	-	-
Exercised	-	-

Outstanding, March 31, 2016	22,470,000	$0.12

Number currently exercisable	21,357,000	$0.12

As at March 31, 2016, incentive stock options were outstanding as follows:

	Exercise
Number of	Price in
options	Canadian $	Expiry Date

Options
4,300,000	0.100	November 5, 2020*
250,000	0.315	May 4, 2016**
500,000	0.250	May 16, 2016
300,000	0.155	September 15, 2016
2,285,000	0.080	April 24, 2017
150,000	0.120	July 25, 2017
1,400,000	0.070	August 8, 2017
1,000,000	0.100	May 9, 2018
3,375,000	0.120	July 25, 2019
200,000	0.100	December 30, 2019
3,450,000	0.140	April 17, 2020
400,000	0.115	August 28, 2020
4,860,000	0.130	February 8, 2021

22,470,000

* These options were extended by the Company shareholder’s at the Company’s annual meeting in October 2015. The Company recognized an additional expense of $281,962 related to this extension during the year ended December 31, 2015. Black-Scholes option pricing model assumptions used were a risk-free interest rate of 1.49%, expected life of 5 years, with a 0.00% forfeiture and dividend rate as well as a volatility rate of 145.92% . ** These options expired unexercised on May 4, 2016.

As at March 31, 2016 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $1,168,470 (2015 - $305,291).

As at March 31, 2016, and December 31, 2015, there were no warrants outstanding.

Stock-based compensation

During the 3-month period ended March 31, 2016, the Company recognized stock-based compensation of $1,168,470 (March 31, 2015 - $305,291) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 4,860,000 stock options issued during the 3-month period ended March 31, 2016 (March 31, 2015 – Nil).

The weighted average fair value of the options granted in the quarter was C$0.13 (2015 - Nil).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2016	2015

Risk-free interest rate	1.14%	N/A
Expected life	5 years	N/A
Volatility	141.21%	N/A
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2016 and December 31 2015	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2016	Norway	Australia	United States	Total

Equipment	$-	$-	$4,704	$4,704
Mineral property interests	238,670	704,053	-	942,723

	$238,670	$704,053	$4,704	$947,427

December 31, 2015	Norway	Australia	United States	Total

Equipment	$-	$-	$2,611	$2,611
Mineral property interests	238,670	704,053	-	942,723

	$238,670	$704,053	$2,611	$945,334

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Expressed in US Dollars) (Unaudited)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2016	2015

Cash paid during the 3-month period for interest	$-	$56,250

Cash paid during the 3-month period for income taxes	$-	$-

10.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015 the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with the Company holding an 80% ownership interest. EMC Australia holds the Company’s interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

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

EMC Australia is consolidated in the Company’s Consolidated Financial Statements for the 3-month period ended March 31, 2016 as a non-controlling interest.

11.	SUBSEQUENT EVENTS

A technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” dated May 4, 2016 was compiled pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2015 and March 31, 2016 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2015 and the three-month period ended March 31, 2016. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 10, 2016 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Technical information in this MD&A has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director and consultant of Scandium International.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources” and “indicated resources”. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the U.S. Securities and Exchange Commission (“SEC”) does not recognize them. Canadian mining disclosure standards differ from the requirements of the SEC under SEC Industry Guide 7, and reserve and resource information referenced in this Form 10-Q may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve”. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources” or “indicated mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Disclosure of “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as “reserves” under SEC standards.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated Scandium recoveries, production rates, Scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation risks related to uncertainty in the demand for Scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of Scandium reserves and resources; the possibility that required permits may not be obtained on a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, should change.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold an exploration stage property in Norway, known as the Tørdal scandium/rare earth minerals property.

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd.

During Q3 of 2015, the Company converted a $2,500,000 loan into a 20% minority interest in its Australian subsidiary which holds the Nyngan and Honeybugle scandium properties. The Company currently holds an 80% equity interest in its Australian subsidiary.

During the first quarter of 2016, we focused on Nyngan Scandium Project activities including scandium marketing arrangements, and completion of a definitive feasibility study (“DFS”) and an environmental impact statement (“EIS”).

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

On February 27, 2012, Jervois formally rejected SCY’s claim to have met the earn-in conditions specified in the JV. The parties discussed and successfully reached an agreed settlement in February 2013 that resolved all issues in dispute. The terms of the binding settlement provided for the transfer of 100% ownership and control of Nyngan, including the relevant exploration tenements and surface (freehold) land holdings, to the Company, in return for A$2.6 million in future cash payments. The settlement agreement also applied a production royalty on the Nyngan Scandium Project of 1.7% of sales for products produced from the site, payable to Jervois. The royalty has a 12-year term from first production date, and a minimum royalty calculated on the basis of sales in that year of 10 tonnes of scandium oxide.

In June of 2014, the Company completed the second of two settlement payments required under its agreement with Jervois. Formal transfer of the Nyngan exploration licenses to SCY’s Australian subsidiary has been completed.

With regard to the payoff of Jervois settlement payments, on June 24, 2014, SCY entered into a $2.5 million loan facility with Scandium Investments LLC (“SIL”), a company owned by a US private investor group (the “2014 Loan”). The proceeds of the 2014 Loan were applied to pay the A$1.3 million final payment to Jervois in order for SCY to acquire a 100% interest in Nyngan (pursuant to the terms of a settlement agreement with Jervois entered into in February of 2013). The balance of the proceeds of the 2014 Loan was applied to repay $1.2 million in maturing debt. The 2014 Loan had a maturity date of December 24, 2015.

In accordance with the terms of the 2014 Loan, the outstanding principal and interest automatically converted into an effective 20% joint venture interest in both our Nyngan Scandium Project and our exploration license, referred to as the Honeybugle Scandium property at the time the Company meets a funding milestone (defined as raising $3.0 million in equity). The funding milestone was met on August 24, 2015 and the 2014 Loan has converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (EMC Australia”), with SCY holding an 80% ownership interest. EMC Australia holds our interest in the Nyngan Scandium Project and the Honeybugle Scandium property. Under the terms of the 2014 Loan, upon conversion of the loan EMC Australia will be operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, will activate a second one-time, limited period option for the joint venture partner to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level.

Substantial Nyngan project metallurgical test work has been completed, and additional process optimization work in this area is planned for 2016. The Company has engaged the engineering firm Lycopodium Minerals Pty Ltd, of Brisbane, QLD, Australia (“Lycopodium”), to lead a feasibility study (“Feasibility Study” or “DFS”) on the Nyngan Scandium Project. Key findings from the DFS have been reported in a news release dated April 18, 2016 and the full Feasibility Study wascompleted during May 2016. Additional detail regarding the Feasibility Study is contained in the following section titled “Nyngan Feasibility Study”.

Nyngan Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west of the town of Nyngan, a rural town of approximately 2900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year-round access, but final access to the site itself will be reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

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

Figure 1: Location of Nyngan Project

Figure 2: Location of the Exploration Licenses

Metallurgy Development

The Company has invested in and developed methodology for extracting scandium from the Nyngan property resource since 2010. A portion of the work done over this period has been superseded by work that followed, but subsequent test programs universally benefitted from prior efforts. In summary, the programs have been as follows:

•	2010 – The Company inherited work done on Nyngan from Jervois, and applied that work to a quick flowsheet and capital estimate prepared for management by Roberts & Schaefer of Salt Lake City, Utah;
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

Nyngan Feasibility Study

On April 18, 2016 the Company announced the results of a feasibility study on the Nyngan Scandium Project. Lycopodium led the Feasibility Study from their Brisbane, Australia office with supporting input from Mining One consultants of Melbourne, Australia, Knight Piésold Pty Ltd of South Brisbane, Australia, Altrius Engineering Services of Brisbane, Australia, and Rangott Mineral Exploration Pty Ltd of Orange, Australia.

The feasibility study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0% -99.9%, generating an after tax cumulative cash flow over a 20 year Project life of US$629 million, with an NPV10% of US$177 million. The average process plant feed grade over the 20 year Project life is 409ppm of scandium.

The financial results of the feasibility study are based on a conventional flow sheet, employing continuous HPAL and SX techniques. The flow sheet was modeled and validated from METSIM modeling and considerable bench scale/pilot scale metallurgical test work utilising Nyngan resource material. A number of the key elements of this flowsheet work have been protected by the Company under US Patent Applications.

The Feasibility Study has been developed and compiled to an accuracy level of +15%/-5%, by a globally recognized engineering firm that has considerable expertise in laterite deposits and process facilities, as well as in smaller mining and processing projects, and has excellent familiarity with the Nyngan Scandium Project location and environment.

NI 43-101 Technical Report

A technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” dated May 4, 2016 was compiled by Lycopodium pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com).

Nyngan Scandium Project Financial Highlights and Key Assumptions

The Feasibility Study found that the Nyngan Scandium Project has the potential for attractive economics, based on a capital estimate supported by conventional process designs and direct vendor pricing. The Feasibility Study is expressed in US dollar (US$) currency, unless otherwise noted. A foreign exchange rate of US$0.70 (1A$=US$0.70) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) in this news release are shown on an after-tax basis, based on a 30% Australian corporate tax rate.

Financial highlights are as follows:

Table 1. Nyngan Scandium Project - Feasibility Study Financial Highlights

Summary	NI 43-101
Nyngan Scandium Project	DFS
Key Project Parameters	Result

Capital Cost Estimate (US$ M)	$87.1

Average Plant Feed Grade (ppm Sc)	409
Resource Processed (tpy)	71,820
Mill Recovery (%)	83.7%
Oxide Production (kg per year)	37,690
Scandium Oxide (Scandia) Product Grade	98-99.9%

Annual Cash Operating Cost (US$ M)	$21.0
Unit Cash Cost (US$/kg Oxide)	$557

Oxide Price Assumption (US$/kg)	$2,000
Annual Revenue (US$ millions)	$75.4
Annual EBITDA (US$ millions)	$49.5

NPV (10%i) (After Tax)	$177.5
NPV (8%i) (After Tax)	$225.4
IRR (%) (After Tax)	33.1%

Payback (years)	3.3

Mineral Resource Estimate

We advise U.S. investors that while the terms “measured resources,” and “indicated resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in these categories will be converted into reserves.

The Feasibility Study includes a revised and updated resource estimate for the Nyngan Scandium Project, originally established in 2010. The revised NI 43-101 Measured and Indicated scandium resource now totals 16.9 million tonnes at an average grade of 235ppm scandium, from all scandium-bearing sources including hematite, limonite, saprolite and some bedrock resource material. The updated resource retains the same economic cut-off value of 100ppm as was used in the earlier resource estimate. The new resource was established using Gemcom’s SURPAC Block Model software and applied Ordinary Kriging techniques for estimation.

The Feasibility Study production plan is based on a portion of the new limonite-only resource, and provides a 20 year mining program consisting of two production pits, sufficient to supply the processing plant at a (nameplate) rate of 75,000 tpy and an average grade of 409ppm scandium over the life of the Nyngan Scandium Project. Both the new resource estimate and the 20 year mining pit design are based on assay and lithology data from a property total of 141 drill holes, including assay and lithology data from recent (2014-2015) drilling work.

The updated and original Nyngan Scandium Project scandium mineral resources are as follows:

Table 2. Nyngan Scandium Resource

	Revised Resource (1)(2)		Previous Resource (1)
Nyngan Project	(effective date: April 15, 2016)		(effective date: Feb. 9, 2010)
Resource Summary	Resource	Grade	Resource	Grade
(100ppm Sc cut-off)	Tonnes	(ppm Sc)	Tonnes	(ppm Sc)

Measured Resource	5,690,000	256	2,718,000	274
Indicated Resource	11,230,000	225	9,294,000	258
Total Resource	16,920,000	235	12,012,000	261

NOTE: (1) Mineral resources that are not mineral reserves do not have demonstrated viability
(2) Mineral Resources are inclusive of Mineral Reserves

Mineral Reserve Estimate

The Feasibility Study includes the first established Reserve on a portion of the resource, associated specifically with that portion of the limonite resource on which economic viability has been established by the engineering and project development work in the Feasibility Study. The feasibility study utilizes 1.34 million tonnes of limonite resource over 20 years, almost all in the Measured Resource category, and that portion of the overall resource has generated the Reserve figure, as shown below:

Table 3. Nyngan Scandium Reserve

	Mineral Reserve
Nyngan Project	(effective date: April 15, 2016)
Reserve Summary	Reserve	Grade
	Tonnes	(ppm Sc)

Proven Reserve	794,514	394
Probable Reserve	641,915	429
Total Reserve	1,436,429	409

NOTE: Reserve strip ratio is 3.42 (waste/reserve tonnes)

Mining and Processing Summary

The mining element of the Nyngan Scandium Project represents a relatively minor part, although a critical part, of the overall Nyngan Scandium Project activity. The Feasibility Study mine plan is based on a plant feed of 240 tonnes/day (tpd) or 75,000 tonnes per year requirement. Mine production is based on conventional open pit methods with an average strip ratio of 2.1:1 (overburden/resource). The mine will be worked in campaigns, likely 3 one-month production periods per year, avoiding the wet months, in which a contract miner will be employed to extract and deliver material to a run-of-mine plant stockpile adjacent to the processing facility. The processing plant will run continuously, fed from plant stockpiles of previously mined resource, covered against moisture and weather.

The processing plant operations will size the input material, and then initially apply an HPAL system, using a continuous autoclave pressure-fed with pre-heated ore, dosed with sulfuric acid. Subsequent circuits will then recover the liberated scandium using SX, oxalate precipitation and calcination, to generate a finished scandium oxide product. Once at nameplate capacity, the processing plant is forecast to produce between 36,600 and 42,000 kilograms of scandium oxide product per year, averaging 37,690 kilograms/year over the 20 year feasibility study production period. Oxide product will be produced on-site at grades between 98% and 99.9%, as Sc2O3, and will be offered at grades that meet various customer requirements, suitably packaged for direct sales to end users.

Plant tailings will be neutralized with lime to pH 8.5, dewatered, and stored in a Residue Storage Facility (tailings pond) meeting the environmental requirements of mining permits and NSW State regulators.

Capital Cost Detail

Total capital costs for the Nyngan Scandium Project are estimated at US$87.1 million, and include a 10.5% contingency, allocated on a line item basis varying from 5% to 15%, depending on estimation method, vendor quotation details, and Lycopodium’s risk assessment for the capital cost area. The majority (87%) of the capital cost in the Feasibility Study was Australian-sourced, and consequently initially priced in Australian dollars (A$). The capital cost estimate is established at a +15%/-5% level of accuracy, consistent with industry standards for a Definitive Feasibility Study.

The initial capital cost is spread over a number of areas, but the high pressure autoclave systems, leaching and neutralization circuits contained in the processing plant are the most significant capital items, totaling US$41M or 47% of total costs, including contingencies. Sustaining plant and operations capital is provided as an annual expensed cost, and totals US$3.6M over the life of the project. Sustaining tailings pond capital is similarly provided for and expensed annually to operating costs, and totals US$22.4M, over the life of the project. These costs are treated as cash unit production costs, where those figures are provided.

The cash flow model includes US$5.2M in costs for tailings pond closure, expensed one year after the final year of operation, which is 2038. The pond will likely have reached its optimal size at this time, and would need to be rehabilitated in any event. The model does not include any costs for demolition of facilities, or recovery of value for equipment or facilities in the form of salvage. The Feasibility Study authors did not undertake detailed investigations of alternate site uses for the project facility after 20 years, because the Measured and Indicated scandium resource is considerably larger than the current project would consume, allowing for either expansions of capacity, extensions of the 20-year initial time period of operation, or both.

Table 4. Feasibility Study Capital Cost Detail

Nyngan Project	Initial Project
Capital Cost Summary	Capital Cost
(millions)	(US$M)

Mining Capital
Pre-Stripping Cost	$1.72
Vehicles/Site Equipment	$1.26
Mining Subtotal	$2.98
Processing Plant Capital
Process Plant Mechanicals	$40.96
Site Infrastructure	$25.95
Construction Costs	$3.91
EPCM Costs	$10.41
Owners Costs	$2.93
Process Plant Subtotal	$84.16

Total Project Capital Cost	$87.14

Operating Costs Detail

Operating costs were estimated based on metallurgical test work results and METSIM modelling quantities and requirements. The single most significant cost item in operating costs is reagent cost, with the single largest component in this category being sulfuric acid. The acid price used was A$270/tonne, as quoted by a sulfuric acid broker, delivered to site. The second most significant cost is staff/labor, where the feasibility study assumes a staffing level of 73 full time personnel. The level of accuracy on the operating component was estimated at +15%/- 15%.

Operating cost details in the Feasibility Study, as to total average annual cash costs, and also unit costs on an annual average ore tonnage throughput basis and a kilogram oxide basis, are as follows:

Table 5. Feasibility Study Operating Costs, and Unit Costs Per kg Oxide

Nyngan Project	Average	Unit Cost/	Unit Cost/
OpEx Mine/Process Expense	Annual Cost	Processed Tonne	Oxide kg
	US$ M	US$/tonne	US$/kg

Mining Costs
Stripping Cost	$0.5	$7.49	$14.27
Mining Costs	$0.8	$10.96	$20.88
Total Mining Costs	$1.3	$18.45	$35.15

Processing Cost
Labor Cost	$5.9	$82.19	$156.60
Utilities Costs	$2.2	$29.99	$57.15
Reagents	$7.1	$98.24	$187.19
Consumables	$0.6	$8.02	$15.29
Maintenance	$1.6	$22.80	$43.44
General	$0.16	$2.23	$4.24
Total Processing Costs	$17.5	$243.48	$463.92

General Costs
Tailings Pond Costs	$1.1	$15.60	$29.72
Site G&A Costs	$0.6	$7.82	$14.90
Consultants & Marketing	$0.5	$6.76	$12.88
Total General Costs	$2.2	$30.18	$57.50

Annual Cash Operating Cost	$21.0	$292.10	$556.57

The Nyngan Scandium Project plan has provided for a gradual ramp-up to full (nameplate) capacity in the first two years of operation. The ramp-up provides for 35% of nameplate throughput (26,250 tonnes) in production year 1 (2018) and 80% of nameplate throughput (60,000 tonnes) in production year 2 (2019). The respective scandium oxide product output estimate during those years is 13,300kg and 30,900kg, respectively. This 2 year ramp-up to nameplate capacity was determined based on the commissioning experience of other HPAL plants of similar general design, built and brought online in the last 15 years. All of these benchmarking examples were nickel plants processing lateritic ores, all but one were initial installations, and all were of much bigger size than the Nyngan processing plant.

Pricing Assumptions

The price assumption in the Feasibility Study is US$2,000 per kilogram (kg) of scandium oxide product, as an average price covering all product sold, over various product grades. Current market pricing, such as that can be established, is substantially above these levels based on small unit quantities and varying grades. In order to encourage a viable, over-subscribed and vigorous scandium market, across numerous applications, product suppliers, like us, will need to provide for adequate supply of quality product, available from trusted jurisdictions, at prices lower than products trade for today.

In addition to limited publically available price quotes for scandium oxide, the Feasibility Study notes two other reference points on the US$2,000/kg price assumption. The Company has an offtake agreement in place, for 7,500 kg/year (3 years), with pricing being supportive of the pricing assumption in the Feasibility Study. The customer is a knowledgeable alloy group, with longstanding interest in aluminum-scandium alloys. The Feasibility Study price assumption is also supported by a recent, independent marketing report that examined the 10 year scandium supply/demand outlook, and includes scenario-based 10 year price forecasts. The details and contents of this market outlook report will remain confidential, but select information will be included in the feasibility study. Both of these reference points support that the scandium value proposition for customers/consumers is valid at this price level.

Sensitivities

The Nyngan Scandium Project is most sensitive to changes in the value of the Australian dollar relative to the US dollar, along with changes in the product price. The Project is somewhat less sensitive to either operating or capital cost changes. Sensitivities to various parameters are shown below.

Table 6. Sensitivity to Product Price

Project	Constant Dollar (after Tax) Project NPV at Various Discount Rates and Various Oxide Product Prices (US$)
Financial Sensitivity
to Product Price

Product Price (US$/kg)	$1,200	$1,500	$2,000	$2,500	$3,000	$3,500

Constant Dollar
Net Present Value (US$ M)
6% Discount	$82.4	$159.7	$287.6	$414.9	$542.2	$669.4
8% Discount	$55.1	$119.3	$225.3	$330.9	$436.3	$541.7
10% Discount	$34.3	$88.3	$177.5	$266.1	$354.7	$443.1

Internal Rate of Return (IRR)	15.2%	22.4%	33.1%	42.8%	52.0%	60.6%

Table 7. Profitability Sensitivities to Changes in Key Financial Assumptions

Sensitivity to	NPV (10%i)
Financial Parameters	US$ M	IRR (%)

DFS Result	$177.5	33.1%

Operating Cost Sensitivity
Cost Increase (10%)	$166.3	31.6%
Cost Decrease (10%)	$188.7	34.5%

Price Sensitivity
Lower Realized Oxide Price (10%)	$142.0	29.0%
Higher Realized Oxide Price (10%)	$212.9	37.0%

Capital Cost Sensitivity
Higher Capital Cost (10%)	$169.6	30.4%
Lower Capital Cost (10%)	$185.4	36.2%

Fx Sensitivity ($0.70)
US$/A$ @ $0.80	$150.3	27.6%
US$/A$ @ $0.75	$163.9	30.2%
US$/A$ @ $0.65	$191.3	36.4%

General Assumptions

The Feasibility Study is presented on a 100% ownership basis. The Company effectively owns 80% of the Nyngan Scandium Project through EMC Australia. The remaining 20% of EMC Australia is owned by SIL, a Nevada corporation owned by private interests.

All cash flows and financial analyses have been presented on a 100% equity basis. No debt leverage has been assumed in providing capital for development. No inflation factors have been applied to future cash flows, making the discounted cash flow performance measures constant dollar figures.

The Nyngan Scandium Project schedule identifies 2017 as the initial year in the cash flow, with construction initiated and completed in that year. Some commissioning is scheduled for Q4 2017. Further wet commissioning and start-up is scheduled for Q1 2018. First production is planned for March 2018, which is year 1 of 20 (calendar) years of production, completing in 2037. Reclamation of the Residue Storage Facility is scheduled for 2038. The supply and delivery estimate on the specialist autoclave and flash vessels is setting the timeframe for first production in Q1 2018.

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery. The DFS consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project, including important test work results completed since the PEA was generated in 2014. The entire body of work demonstrates a viable, conventional process flow sheet utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

The level of accuracy established in the Feasibility Study substantially reduces the uncertainty levels inherent in earlier studies, specifically the PEA. The greater confidence intervals around the DFS were achieved by reliance on significant project engineering work, a capital and operating cost estimate supported by detailed requirements and vendor pricing, plus one offtake agreement and an independent marketing assessment, both supportive of the marketing assumptions on the business.

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommends the Nyngan Scandium Project owners seek finance and proceed to construction. Recommendations were made therein for additional immediate work, notably to win additional offtake agreements with customers, complete some optimizing flow sheet studies, and to initiate as early as possible detailed engineering required on certain long-lead capital items.

Environmental Permitting

On May 2, 2016 the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales, Australia, Department of Planning and Environment, (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s 80% owned subsidiary, EMC Australia to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on Friday, April 29, 2016. The full document will first receive a compulsory adequacy review by Department staff before being formally accepted and placed on public exhibition.

EIS Highlights:

•	The EIS finds residual environmental impacts represent negligible risk.
•	The proposed development design achieves sustainable environmental outcomes.

•	The EIS finds net-positive social and economic outcomes for the community.
•	Nine independent environmental consulting groups conducted analysis over five years, and contributed report findings to the EIS.
•	The Nyngan Project development is estimated to contribute A$12.4M to the local and regional economies, and A$39M to the State and Federal economies, annually
•	The EIS is fully aligned with the DFS and with a NSW Mining License Application for the Nyngan Project.

Conclusion statement in the EIS:

“In light of the conclusions included throughout this Environmental Impact Statement, it is assessed that the Proposal could be constructed and operated in a manner that would satisfy all relevant statutory goals and criteria, environmental objectives and reasonable community expectations.”

EIS Discussion:

The EIS is the foundation document submitted by a developer intending to build a mine facility in Australia. The Nyngan Scandium Project is considered a State Significant Project, in that capital cost exceeds A$30million, which means State agencies are designated to manage the investigation and approval process for granting a Development Consent, from the Minister of Planning and Environment. This Department will manage the review of the Proposal through a number of State and local governmental agencies.

The EIS is a self-contained set of documents used to seek a Development Consent. It is however, supported in many ways by the recently completed feasibility study.

Once the Development Consent is granted, there are a number of operating licenses that are required from various regulatory agencies to construct and operate a mining operation in NSW.

The key license approvals are:

•	An Environment Protection Licence,
•	A Mining Lease,
•	Water Supply Works and Use Approval and Water Access Licence,
•	A Section 138 Permit issued by the Bogan Shire Council, for construction of the intersection of the Site Access Road and Gilgai Road,
•	An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
•	A high voltage connection agreement with Essential Energy.

The EIS represents the cornerstone of all of these approvals and licenses, along with the multi-interagency review that will precede the approval authorization for a Development Consent. The timeframe for completion of these reviews and granting of licenses is not fixed, and is dependent on the quality of the EIS, the extent of the questions that may arise from the project review, and the available resources in government to address the review itself. General estimates range from 6-9 months, with some proposals taking longer, particularly larger proposals, or proposals with more community and environmental impacts to consider.

The Company intends to follow and support the progress of governmental agency reviews in coming months, and will be conducting a Town Hall meeting with residents of the Nyngan community, soon after the EIS goes on public exhibition, expected sometime in May 2016.

Patent Application Filings

On February 17, 2015 the Company announced the filing of five patent applications with the US Patent Office that correspond to novel flowsheet designs for the recovery of scandium from laterite resource material. All five of these patents are directly applicable to the Nyngan Scandium Project, although one of the five patents pertains to downstream product design.

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

•	The designs are part of the definitive feasibility study, and
•	The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

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

These patent claims are the result of several years of metallurgical test work with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company's Chief Technology Officer, using Nyngan property resource material. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others, without Scandium International's consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

ALCERECO MOU and Offtake Agreements

On March 30, 2015, the Company announced that it had signed a memorandum of understanding (“MOU”) with ALCERECO Inc. of Kingston, Ontario (ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for Sc-Al alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies deliveries of scandium oxide product commencing in 2017.

Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum based materials. This means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete.

•	The MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium,
•	The MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Sc-Al alloy materials,
•	The offtake agreement outlines standard sale terms on 7,500 kg of scandia per annum, for a term of three years beginning in 2017, which can be extended, and
•	The offtake agreement contains both fixed and variable pricing components, which are subject to confidentiality.

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

Nyngan Scandium Project - Planned Activities for 2016-2017

The following steps are planned for Nyngan during the 2016 and 2017 Calendar years:

•	Complete and file an EIS on the Nyngan Scandium Project in Q2 2016 (EIS was filed on April 29, 2016);
•

Complete an advanced stage economic study (the DFS) with a +/- 15% accuracy level, scheduled for completion and filed on SEDAR in the second quarter of 2016 (key results were announced on April 18, 2016);

•	Make formal application for a mining license pertaining to the Nyngan Scandium Project with NSW Mines Department in Q2 2016;
•	Pursue additional offtake agreements in support of planned future scandium sales;
•	Seek project financing to fund the construction of the Nyngan Scandium Project, for drawdown after the granting of a mining license from NSW for the mine development;
•	Commence site construction in 2017, dependent on financing and receipt of all required permits; and
•	Initiate project commissioning in 2018.

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

Figure 3. Location of the Tordal Exploration Property

2012 Tørdal Field Exploration

On February 14, 2013, we announced promising results from field exploration work on the Tørdal property during the summer and fall months of 2012, focused on scandium-bearing pegmatites. The 2012 work included independent assay results of pegmatite rock samples taken from one specific property area, and also includes an extensive pegmatite mapping program covering approximately 30 sq km. The assay results indicated the presence of high levels of scandium and various rare earth elements (“REEs”), including heavy rare earth elements (“HREEs”) in particular. Field XRF readings indicated elevated scandium content in hundreds of large and small pegmatite bodies, found and mapped in the reconnaissance area.

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

Independent assay results on 20 of the 23 samples, covering all 5 targeted pegmatites, are shown below in Table 8.

Table 8. Independent Assay Results on the Tordal exploration property

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

The results in the assay table indicate that all of the selected pegmatites contain interesting levels of both REEs and scandium. In general, all of the pegmatites contained both target elements, while the mica phase appears to hold the higher scandium concentrations with small REE additions, and the gadolinite phase holds the highest REE concentrations and small scandium additions. The presence of garnet material in samples tended to generate interesting but moderate values for both REEs and scandium. Assay work was designed to identify 30 specific elements, including all 16 REE elements plus scandium, and the relative concentration of heavy REEs was of particular interest. The mica and garnet grab sample materials had generally only trace levels of thorium and uranium (average <15 ppm), while the gadolinite grab sample materials had thorium levels between 2,500-5,000 ppm, and uranium levels between 500-1,300 ppm. A full table of OMAC assay results related to these 23 sample analyses is available on the Company’s website at www.ScandiumInternationalmetals.com.

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

The 2012 program concentrated on five separate areas (approximately 30 sq km) as can be seen in the map at Figure 4 below:

Figure 4. 2012 Tordal Pegmatite Mapping Program

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

Honeybugle Drill Results

On May 7, 2014, the Company announced completion of an initial program of 30 air core (“AC”) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to Nyngan.

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

•	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
•	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

The detail results of 13 holes in the initial drill program are as follows:

Honeybugle30HoleDrillProgram-April2014Target-Scandium
	Honeybugle		From	To	Intercept	Total
DrillHole	Drill	Hole	(meter	(meter	Length	Scandium
Number	Area	Type	depth)	depth)	(meters)	Grade(ppm)
EHAC1	Seaford	Explore(AC)	21	42	21	218
		including	27	36	9	262
EHAC2	Seaford	Explore(AC)	0	12	12	300
		including	0	9	9	333
EHAC3	Seaford	Explore(AC)	3	12	9	295
		including	6	9	3	352
EHAC5	Seaford	Explore(AC)	0	15	15	244
		including	12	15	3	333
EHAC6	Seaford	Explore(AC)	0	24	24	185
		including	0	9	9	214
		including	18	24	6	214
EHAC7	Seaford	Explore(AC)	9	51	42	225
		including	15	42	27	220
		including	42	51	9	252
EHAC9	Seaford	Explore(AC)	6	27	21	272
		including	9	24	15	350
EHAC10	Seaford	Explore(AC)	0	18	18	251
EHAC11	Seaford	Explore(AC)	0	30	30	369
		including	9	15	6	461
		including	21	24	3	572
EHAC12	Seaford	Explore(AC)	0	21	21	177
EHAC26	Seaford	Explore(AC)	0	21	21	309
	Seaford	including	3	18	15	343
EHAC28	Seaford	Explore(AC)	0	18	18	344
	Seaford	including	3	15	12	363
EHAC29	Seaford	Explore(AC)	3	21	18	316
		including	9	18	9	396
Assumes175ppmcut-offgrade

Seaford is characterized by extensive outcrops of dry, iron-rich laterites, allowing for a particularly shallow drill program. Thirty (30) AC holes on nominal 100-meter spacing were planned, over an area of approximately 1 square kilometer. Four holes were halted in under 10 meters depth, based on thin laterite beds, low scandium grades, and shallow bedrock.

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

The drill plan divided Seaford into four sub-areas, 1-4, as highlighted on the map below. Area 1 was relatively higher ground and therefore the least impacted by ground moisture. Consequently, this dryer area received the greatest attention, although that had been the general intention in the plan. Area 1 received 17 holes, with 13 presented in detail in the table above. Areas 2-4 were each intended as step-out areas that need to be further examined in the next program. The three step-out areas did not generate results of particular note, although hole locations were not optimal due to ground conditions and access.

•	Area 2 received 3 holes, 60 meters total, and generated Sc grades from 45-75 ppm,
•	Area 3 received 4 holes, 87 meters total, and generated Sc grades from 47-122 ppm,
•	Area 4 received 5 holes, 72 meters total, and generated Sc grades from 60-101 ppm, and
•	The average depth of all of these holes was 18 meters, with the deepest 30 meters.

Figure 5. Initial Drill Program Map

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

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle Scandium property is different to Nyngan, where mineralization is typically covered by 10-20 meters of barren alluvium.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing Area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at Scandium International is a Qualified Person as defined in NI 43-101 and has reviewed and approved the technical information on this property. The drilling, sampling, packaging and transport of the drill samples were carried out to industry standards for QA/QC. Scandium International employed an independent local geology consulting and drill supervisory team, RME to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0 -4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to ALS’s laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Miandetta, for long-term storage.

ALS/Orange dried and weighed the samples, and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). These 50g sample bags of pulps were then sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron and magnesium, using Inductively Coupled Plasma Atomic Emission Spectroscopy after a four acid (total) digestion (technique ME-ICP61). The lower detection limit for scandium using this technique is 1ppm. For their internal quality control, ALS/Brisbane added 4 standard samples (for 20 repeat analyses), 10 blank samples and 16 duplicate samples to the batch. Please see news release see news release dated May 7, 2014 and available on www.sedar.com for further information on the Honeybugle Scandium property drill results.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2016	2015				2014
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(1,081,096)	(1,163,542)	(503,537)	(632,698)	(470,654)	(577,174)	(779,384)	(221,294)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended March 31, 2016

The net loss for the quarter was $1,081,096, an increase of $610,442 from $470,654 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2016 vs. Q1 2015 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Stock-based compensation	$(381,499)	In Q1 2016, the Company issued 4,860,000 stock options with 94% of them vesting immediately resulting in a large expense in the quarter. In the same quarter one year ago no stock options were issued.

Exploration	$(378,683)	The Company has incurred increased costs this quarter with ongoing costs of the Nyngan Scandium Project development and preparation of a DFS on that project.

General and administrative	$(24,299)	The increased level of activity in Q1 2016 has resulted in higher G&A costs. In the comparable quarter of 2015 activities were kept to a minimum while the Company sought capital.

Insurance	$(10,777)	In Q1 2015, the Company received a refund with respect to an appeal of a worker’s compensation audit. No similar refund was received in 2016.

Amortization	$(106)	The purchase of new computer equipment in Q1 2016 resulted in this small unfavourable variance.

Travel and entertainment	$(62)	Costs remained the same for both compared quarters.

Salaries and benefits	$492	The slight decrease in this item is due to exchange rates.

Consulting	$2,500	A onetime consulting fee of $2,500 in Q1 2015 was not replicated in 2016.

Foreign exchange	$10,600	In Q1 2015, the Canadian dollar continued to weaken against the US dollar making those assets held in Canadian dollar worth less when converted to US$. In Q1 2015, the Company had less exposure to Canadian dollar values and exchange rates remained stable.

Professional fees	$16,539	Legal fees associated with registration of the new company name as well as billings generated in respect of a Q4 2014 SEC comment letter resulted in the higher fees in the same period one year ago.

Q1 2016 vs. Q1 2015 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Interest expense	$55,692	Company debt was extinguished with the conversion of that debt into a 20% stake in the Company’s Australian projects in Q3 0f 2015.

Costs allocable to non-controlling interest	$99,160	During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Cash flow discussion for the three-month period ended March 31, 2016 compared to March 31, 2015

The cash outflow for operating activities was $914,788 an increase of $662,623 (March 31, 2015 – $252,165), due to increased activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period.

Cash outflows for investing activities were $3,157 due to the purchase of computer equipment (March 31, 2015 – $Nil).

Cash inflows from financing activities was $Nil (March 31, 2015 – (Nil).

Financial Position

Cash

The Company’s cash position decreased during the three-month period by $917,945 to $1,331,731 (December 31, 2015 - $2,249,676) due primarily to the payment of ongoing expenses related to the Feasibility Study on the Nyngan Scandium Project.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable increased by $15,676 to $123,205 due to value added tax in Australia that was eventually recovered in April 2016 (December 31, 2015 - $107,529).

Property and equipment

Property and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The increase of $2,093 to $4,704 (December 2015 - $2,611) is due to purchase of computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $942,723.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $115,733 to $91,598 (December 2015 – $207,331) due to the winding down of activities related to the definitive feasibility study.

Capital Stock

Capital stock remained at the December 31, 2015 level of $91,142,335.

Additional paid-in capital increased by $395,813, to $6,771,050 (December 31, 2015 - $6,375,237) as a result of expensing of stock options.

Liquidity and Capital Resources

At March 31, 2016, the Company had a working capital of $1,363,338 including cash of $1,331,731 as compared to a working capital of $2,149,874 including cash of $2,249,676 at December 31, 2015.

At March 31, 2016, the Company had a total of 22,470,000 stock options exercisable between CAD$0.07 and CAD$0.315 that have the potential upon exercise to generate a total of C$2,664,850 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 225,047,200 issued and outstanding common shares and 22,220,000 stock options currently outstanding at a weighted average exercise price of CAD$0.12.

Off-balance sheet arrangements

At March 31, 2016, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2016, the Company expensed $301,363 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2015, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2016, the Company paid a consulting fee of $25,500 for one of its directors. During the 3-month period ended March 31, 2015, the Company paid a consulting fee of $25,500 for one of its directors

Proposed Transactions

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

Mineral properties and exploration and development costs

The Company capitalizes the costs of acquiring mineral rights at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. The Company’s recoverability evaluation of our mineral properties and equipment is based on market conditions for minerals, underlying mineral resources associated with the assets and future costs that may be required for ultimate realization through mining operations or by sale. The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk. Bearing these risks in mind, the Company has assumed recent world commodity prices will be achievable. The Company has considered the mineral resource reports by independent engineers on the Nyngan Scandium Project in considering the recoverability of the carrying costs of the mineral properties. All of these assumptions are potentially subject to change, out of our control, however such changes are not determinable. Accordingly, there is always the potential for a material adjustment to the value assigned to mineral properties and equipment.

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

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard which has little impact on the presentation of its financial statements.

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. . The Company has adopted this standard which will only have an impact on its presentation of its financial statements should an extraordinary or unusual event take place.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

23.1	Consent - Dean Basile

23.2	Consent - Stuart Hutchin

23.3	Consent - Dr. Geoffrey Duckworth

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2016, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2016

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer