Form 10-Q
period 2016-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2016-08-10
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
As of August 5, 2016, the registrant’s outstanding common stock consisted of 225,047,200 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND QUARTER ENDED JUNE 30, 2016

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2016	December 31, 2015

ASSETS

Current
Cash	$837,214	$2,249,676
Prepaid expenses and receivables	39,063	107,529

Total Current Assets	876,277	2,357,205

Equipment (Note 3)	3,588	2,611
Mineral interests (Note 4)	942,723	942,723

Total Assets	$1,822,588	$3,302,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$58,123	$196,322
Accounts payable with related parties	-	11,009

Total Liabilities	58,123	207,331

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares with no par value; Issued and outstanding: 225,047,200 (2015 – 225,047,200))	91,142,335	91,142,335
Treasury stock (Note 7) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,793,097	6,375,237
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(92,915,396)	(91,338,182)

Total Stockholders’ Equity	2,902,442	4,061,796

Non-controlling Interest in a Subsidiary (Note 10)	(1,137,977)	(966,588)

Total Equity	1,764,465	3,095,208

Total Liabilities and Equity	$1,822,588	$3,302,539

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2016	2015	2016	2015

EXPENSES
Amortization (Note 3)	$1,116	$958	$2,180	$1,916
Consulting	32,933	25,500	58,433	53,500
Exploration	304,499	54,206	816,788	187,812
General and administrative	30,000	35,672	108,986	90,360
Insurance	8,478	7,271	17,029	5,045
Professional fees	42,033	7,001	68,302	49,809
Salaries and benefits	116,086	115,950	232,010	232,366
Stock-based compensation (Note 6)	22,047	308,699	417,860	323,013
Travel and entertainment	12,049	333	28,046	16,268

Loss before other items	(569,241)	(555,590)	(1,749,634)	(960,089)

OTHER ITEMS
Foreign exchange gain (loss)	894	(2,108)	1,031	(12,571)
Interest expense	-	(75,000)	-	(130,692)

	894	(77,108)	1,031	(143,263)

Loss and comprehensive loss for the period	$(568,347)	$(632,698)	$(1,748,603)	$(1,103,352)

Costs allocable to non-controlling interest in a subsidiary	72,229	-	171,389	-

Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(496,118)	$(632,698)	$(1,577,214)	$(1,103,352)

Basic and diluted loss per common share attributable to Scandium International Mining Corp.	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	225,047,200	199,002,042	225,047,200	198,804,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,748,603)	$(1,103,352)
Items not affecting cash:
Amortization	2,180	1,916
Stock-based compensation	417,860	323,013

Changes in non-cash working capital items:
Decrease in prepaids and receivables	68,466	39,543
(Decrease) increase in accounts payable and accrued liabilities	(149,208)	441,375
	(1,409,305)	(297,505)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment	(3,157)	-
	(3,157)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	-	23,838
	-	23,838

Change in cash during the period	(1,412,462)	(273,667)
Cash, beginning of period	2,249,676	417,386

Cash, end of period	$837,214	$143,719

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a	Total Equity
	Shares	Capital Stock	Capital		Loss			Subsidiary

Balance, December 31, 2014	198,604,790	$89,186,471	$2,419,615	$(1,264,194)	$(853,400)	$(88,567,751)	$920,741	$-	$920,741
Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047	-	1,812,047
Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262	-	169,262
Share issue costs	-	(60,000)	-	-	-	-	(60,000)	-	(60,000)
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838	-	23,838
Stock-based compensation	-	-	673,224	-	-	-	673,224	-	673,224
Sale of 20% of Australian subsidiary	-	-	3,293,115	-	-	-	3,293,115	(793,115)	2,500,000
Loss for the year	-	-	-	-	-	(2,770,431)	(2,770,431)	(173,473)	(2,943,904)
Balance, December 31, 2015	225,047,200	91,142,335	6,375,237	(1,264,194)	(853,400)	(91,338,182)	4,061,796	(966,588)	3,095,208
Stock-based compensation	-	-	417,860	-	-	-	417,860	-	417,860
Loss for the period	-	-	-	-	-	(1,577,214)	(1,577,214)	(171,389)	(1,748,603)
Balance, June 30, 2016	225,047,200	$91,142,335	$6,793,097	$(1,264,194)	$(853,400)	$(92,915,396)	$2,902,442	$(1,137,977)	$1,764,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia ("Nyngan Scandium Project") and the Tørdal scandium/rare earth minerals deposit in Norway. In June 2014, the Company made the final installment payment to acquire the Nyngan Scandium Project. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 and with our Annual Report on Form 10-K filed with the SEC on March 15, 2016. Operating results for the six-month period ended June 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016.

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

Use of estimates and judgements

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

The Company considers itself to be an exploration stage company and will consider the transition to development stage company after it receives a mining license for its Nyngan Scandium project from the Mines Department of New South Wales, Australia.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties, are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$837,214	$837,214	$—	$—

Total	$837,214	$837,214	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Recently Issued Accounting Standards

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

Accounting Standards Update 2016-02-Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

3.	EQUIPMENT

	December 31,	Additions
	2015 Net Book	(disposals)		June 30, 2016 Net
	Value	(write-offs)	Amortization	Book Value
Computer equipment	$1,017	$3,157	$(601)	$3,573
Office equipment	1,594	-	(1,579)	15

Equipment	$2,611	$3,157	$(2,180)	$3,588

	December 31,		Additions		December 31,
	2014 Net Book		(disposals)		2015 Net Book
	Value		(write-offs)	Amortization	Value
Computer equipment	$1,696	$	- $	(679)	$1,017
Office equipment	4,748		-	(3,154)	1,594

Equipment	$6,444		$-	$(3,833)	$2,611

4.	MINERAL INTERESTS

Scandium and
June 30, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Additions	-
Balance June 30, 2016	$942,723

Scandium and
December 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Sale of net smelter royalty	(2,070,000)
Balance, December 31, 2015	$942,723

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

On October 13, 2015, the Company received US$2.07M from a private investor in return for the granting of a 0.7% royalty on gross mineral sales from both the Nyngan Scandium Project and the Honeybugle property. The amount received in return for the royalty interest was deducted from the value of the mineral interests of Nyngan and Honeybugle.

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 6, 2013, the Company announced that it had acquired 100% of the Nyngan Scandium Project, in return for AUD$2.6 million cash payments and a percentage royalty payable to its previous partner on sales of product from the project.

During fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Royalties attached to the Nyngan Scandium Project include a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the project, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A New South Wales minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

In April of 2014 the Company also acquired an exploration license referred to as the Honeybugle property, a prospective scandium exploration property located 24 kilometers from the Nyngan Scandium Project. As described in the previous Nyngan Scandium Project section, during fiscal 2015, the Company settled its $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties.

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

During the 6-month period ended June 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2015, the Company expensed $204,619 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2016, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2015, the Company paid a consulting fee of $53,500 to one of its directors.

Accounts payable to related parties at June 30, 2016 were $Nil (2015 - $11,009).

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

Stock option transactions are summarized as follows:

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2014	15,378,750	$0.11
Granted	5,350,000	0.14
Cancelled	(2,568,750)	0.16
Exercised	(550,000)	0.05

Outstanding, December 31, 2015	17,610,000	0.12
Granted	5,260,000	0.14
Cancelled	(750,000)	0.27

Outstanding, June 30, 2016	22,120,000	$0.11

Number currently exercisable	20,877,000	$0.11

As at June 30, 2016, incentive stock options were outstanding as follows:

		Exercise
	Number of	Price in
	options	Canadian $	Expiry Date

Options	300,000	0.155	September 15, 2016
	2,285,000	0.080	April 24, 2017
	150,000	0.120	July 25, 2017
	1,400,000	0.070	August 8, 2017
	1,000,000	0.100	May 9, 2018
	3,375,000	0.120	July 25, 2019
	200,000	0.100	December 30, 2019
	3,450,000	0.140	April 17, 2020
	400,000	0.115	August 28, 2020
	4,300,000*	0.100	November 5, 2020
	4,860,000	0.130	February 8, 2021
	400,000	0.200	June 14, 2021

	22,120,000

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

As at June 30, 2016 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $922,916 (2015 - $149,882).

As at June 30, 2016, there were no warrants outstanding.

Stock-based compensation

During the six months ended June 30, 2016, the Company recognized stock-based compensation of $417,860 (June 30, 2015 - $323,013) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were 5,260,000 stock options issued during the six months ended June 30, 2016 (June 30, 2015 – 4,950,000).

The weighted average fair value of the options granted in the period was C$0.12 (2015 - C$0.14) .

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

	2016	2015

Risk-free interest rate	1.13%	1.02%
Expected life	5 years	5 years
Volatility	141.12%	145.65%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, June 30, 2016 and December 31 2015	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2016	Norway	Australia	United States	Total

Equipment	$-	$-	$3,588	$3,588
Mineral interests	238,670	704,053	-	942,723
	$238,670	$704,053	$3,588	$946,311

December 31, 2015	Norway	Australia	United States	Total

Equipment	$-	$-	$2,611	$2,611
Mineral interests	238,670	704,053	-	942,723
	$238,670	$704,053	$2,611	$945,334

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2016	2015

Cash paid during the first six months for interest	$-	$56,250

Cash paid during the first six months for income taxes	$-	$-

There were no significant non-cash transactions in either of the six month periods ending June 30, 2016 and June 30, 2015.

10.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015 the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with the Company holding an 80% ownership interest. EMC Australia holds the Company’s interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter. The first development milestone has been met and the Company is in the process of obtaining a mining license on the Nyngan Scandium Project.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Expressed in US Dollars) (Unaudited)

SIL’s interest in EMC Australia is consolidated in the Company’s Consolidated Financial Statements for the 6-month period ended June 30, 2016 as a non-controlling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2016 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2016, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 (the “Annual Statements”).

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

The information contained within this report is current as of August 5, 2016 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold an exploration stage property in Norway, known as the Tørdal scandium/rare earth minerals property and an exploration stage property in Australia, known as the Honeybugle scandium property.

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia”), which also holds the Honeybugle scandium property.

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, the Company currently holds an 80% equity interest in its Australian subsidiary, with SIL holding a 20% interest. EMC Australia is operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, triggers a limited period option whereby SIL can elect to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

During the second quarter of 2016, we focused on Nyngan Scandium Project activities including scandium marketing arrangements, and completion of a definitive fea asibility study (“DFS”) and an environmental impact statement (“EIS”).

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

Nyngan Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometers northwest of Sydney, NSW, Australia and approximately 20 kilometres due west of the town of Nyngan, a rural town of approximately 2900 people. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing.

The specific location of the exploration licenses are provided in Figure 2 below.

Figure 1: Location of Nyngan Project

Figure 2: Location of the Exploration Licenses

Nyngan Feasibility Study

On April 18, 2016 the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

The feasibility study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, att grades of 98.0%-99.9%, generating an after tax cumulative cash flow over a 20 year Project life of US$629 million, with an NPV10%of US$177 million. The average process plant feed grade over the 20 year Project life is 409ppm of scandium.

The financial results of the feasibility study are based on a conventional flow sheet, employing continuous high pressure acid leach (HPAL) and solvent extraction (SX) techniques. The flow sheet was modeled and validated from METSIM modeling and considerable bench scale/pilot scale metallurgical test work utilising Nyngan resource material. A number of the key elements of this flowsheet work have been protected by the Company under US Patent Applications.

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

Nyngan Scandium Project Financial Highlights and Key Assumptions

The Feasibility Study found that the Nyngan Scandium Project has the potential for attractive economics, based on a capital estimate supported by conventional process designs and direct vendor pricing. The Feasibility Study is expressed in US dollar (US$) currency, unless otherwise noted. A foreign exchange rate of US$0.70 (1A$=US$0.70) was applied in all conversions. No escalation for inflation was assumed in cash flows. All cash flows and discounted cash flows (NPVs and IRRs) are shown on an after-tax basis, based on a 30% Australian corporate tax rate.

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

The updated and original Nyngan Scandium Project scandium mineral resources are as follows:

Table 2. Nyngan Scandium Resource

Nyngan Project Resource Summary (100ppm Sc cut-off)	Revised Resource (1)(2) (effective date: April 15, 2016)		Previous Resource (1) (effective date: Feb. 9, 2010)
	Resource Tonnes	Grade (ppm Sc)	Resource Tonnes	Grade (ppm Sc)
Measured Resource Indicated Resource	5,690,000 11,230,000	256 225	2,718,000 9,294,000	274 258
Total Resource	16,920,000	235	12,012,000	261

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

Table 3. Nyngan Scandium Reserve

Nyngan Project Reserve Summary	Mineral Reserve (effective date: April 15, 2016)
	Reserve Tonnes	Grade (ppm Sc)
Proven Reserve Probable Reserve	794,514 641,915	394 429
Total Reserve	1,436,429	409

NOTE: Reserve strip ratio is 3.42 (waste/reserve tonnes)

Mining and Processing Summary

The mining element of the Nyngan Scandium Project represents a relatively minor part, although a critical part, of the overall Nyngan Scandium Project activity. The Feasibility Study mine plan is based on a plant feed of 240 tonnes/day (tpd) or 75,000 tonnes per year requirement. Mine production is based on conventional open pit methods with an average strip ratio of 2.1:1 (overburden/resource). The mine will be worked in campaigns, likely 3 one-month production periods per year, avoiding the wet months, in which a contract miner will be employed to extract and deliver material to a run-of-mine plant stockpile adjacent to the processing facility. The processing plant will run continuously, fed from plant stockpiles of previously mined resource, and covered against moisture and weather.

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

Capital Cost Detail

Total capital costs for the Nyngan Scandium Project are estimated at US$87.1 million, and include a 10.5% contingency, allocated on a line item basis varying from 5% to 15%, depending on estimation method, vendor quotation details, and a risk assessment for the capital cost area. The majority (87%) of the capital cost in the Feasibility Study was Australian-sourced, and consequently initially priced in Australian dollars (A$). The capital cost estimate is established at a +15%/-5% level of accuracy, consistent with industry standards for a Definitive Feasibility Study.

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

Table 4. Feasibility Study Capital Cost Detail

Nyngan Project Capital Cost Summary (millions)	Initial Project Capital Cost (US$M)
Mining Capital Pre-Stripping Cost Vehicles/Site Equipment	$1.72 $1.26
Mining Subtotal	$2.98
Processing Plant Capital Process Plant Mechanicals Site Infrastructure Construction Costs EPCM Costs Owners Costs	$40.96 $25.95 $3.91 $10.41 $2.93
Process Plant Subtotal	$84.16

Total Project Capital Cost	$87.14

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

In addition to limited publicly available price quotes for scandium oxide, the Feasibility Study notes two other reference points on the US$2,000/kg price assumption. The Company has an offtake agreement in place, for 7,500 kg/year (3 years), with pricing being supportive of the pricing assumption in the Feasibility Study. The customer is a knowledgeable alloy group, with longstanding interest in aluminum-scandium alloys. The Feasibility Study price assumption is also supported by a recent, independent marketing report that examined the 10 year scandium supply/demand outlook, and includes scenario-based 10 year price forecasts. The details and contents of this market outlook report will remain confidential, but select information is included in the feasibility study. Both of these reference points support that the scandium value proposition for customers/consumers is valid at this price level.

Sensitivities

The Nyngan Scandium Project is most sensitive to changes in the value of the Australian dollar relative to the US dollar, along with changes in the product price. The Project is somewhat less sensitive to either operating or capital cost changes. Sensitivities to various parameters are shown below.

Table 6. Sensitivity to Product Price

Project Financial Sensitivity to Product Price	Constant Dollar (after Tax) Project NPV at Various Discount Rates and Various Oxide Product Prices (US$)
Product Price (US$/kg)	$1,200	$1,500	$2,000	$2,500	$3,000	$3,500

Constant Dollar
Net Present Value (US$ M)
6% Discount	$82.4	$159.7	$287.6	$414.9	$542.2	$669.4
8% Discount	$55.1	$119.3	$225.3	$330.9	$436.3	$541.7
10% Discount	$34.3	$88.3	$177.5	$266.1	$354.7	$443.1

Internal Rate of Return (IRR)	15.2%	22.4%	33.1%	42.8%	52.0%	60.6%

Table 7. Profitability Sensitivities to Changes in Key Financial Assumptions

Sensitivity to	NPV (10%i)
Financial Parameters	US$ M	IRR (%)

DFS Result	$177.5	33.1%

Operating Cost Sensitivity
Cost Increase (10%)	$166.3	31.6%
Cost Decrease (10%)	$188.7	34.5%

Price Sensitivity
Lower Realized Oxide Price (10%)	$142.0	29.0%
Higher Realized Oxide Price (10%)	$212.9	37.0%

Capital Cost Sensitivity
Higher Capital Cost (10%)	$169.6	30.4%
Lower Capital Cost (10%)	$185.4	36.2%

Fx Sensitivity ($0.70)
US$/A$ @ $0.80	$150.3	27.6%
US$/A$ @ $0.75	$163.9	30.2%
US$/A$ @ $0.65	$191.3	36.4%

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

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery. The Feasibility Study consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project, including important test work results completed since the PEA was generated in 2014. The entire body of work demonstrates a viable, conventional process flow sheet utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

The level of accuracy established in the Feasibility Study substantially reduces the uncertainty levels inherent in earlier studies, specifically the PEA. The greater confidence intervals around the Feasibility Study were achieved by reliance on significant project engineering work, a capital and operating cost estimate supported by detailed requirements and vendor pricing, plus one offtake agreement and an independent marketing assessment, both supportive of the marketing assumptions on the business.

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

Confirmatory Metallurgical Test Results

On June 29, 2016 we announced the results of a confirmatory metallurgical test work report from Altrius Engineering Services (AES) of Brisbane, Australia. The test work results directly relate to the list of recommended programs included in the Feasibility Study. AES devised and supervised these test work programs at the SGS laboratory in Perth, Australia and at the Nagrom laboratory in Brisbane, Australia.

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach ("HPAL"), counter-current decant circuits ("CCD"), solvent extraction ("SX"), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addresses all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

•	Pressure leach test work achieved 88% recoveries, from larger volume tests,
•	Settling characteristics of leach discharge slurry show substantial improvement,
•	Residue neutralization work meets or exceeds all environmental requirements as presented in the DFS and the environmental impact statement ("EIS"),
•	Solvent extraction circuit optimization tests generated improved performance, exceeding 99% recovery in single pass systems, and
•	Product finish circuits produced 99.8% scandium oxide, completing the recovery process from Nyngan ore to finished scandia product.

Test Work Specifics

A series of 15 (20 litre) HPAL tests were conducted at SGS in Perth between February and April 2016. The results of these tests augmented earlier leach performance data, and also provided leach solution for downstream tests, where additional optimization data was also sought. The feed-stream source of scandium in each case was Nyngan limonite resource, graded at approximately the head grade assumed in the DFS.

Flowsheet test results were positive in all cases: HPAL recoveries exceeded 88% in the majority of options tested (vs 87% in the DFS); settling characteristics on HPAL discharge slurry were substantially improved, with the use of different chemical additions; and, at the solvent extraction stage, test work produced superior loading performance, with recovery in this step exceeding 99%.

Further work was conducted on residue chemistry as well. The process for residue neutralization, as proposed in the DFS was fully tested, and environmental requirements for tailings disposal at the project site were met.

The process flowsheet for producing final scandium product has also been confirmed by additional test work using the solutions produced at SGS. These solutions were delivered to Nagrom Laboratories in Brisbane, where we have set up a mini solvent extraction (SX) pilot plant to test process variants, to produce loaded strip liquor, and to produce product-grade scandium oxide. The results of this work produced 99.8% scandium oxide, again confirming the process applied in the DFS is capable of generating high purity scandia product in a very simple, single stage operation---this time directly from Nyngan laterite resource. Scandium oxide grades of 99.8% exceed the requirements of the aluminum industry for use in aluminum alloys.

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

The Company held a town hall meeting in Nyngan on May 23, 2016, to brief the community on project plans and impacts. The meeting was announced in the local Nyngan Observer newspaper, and attended by local members of the community, the town Council, and the Mayor. Discussion was encouraged and issues raised were general in nature.

The EIS was accepted by the NSW Department of Planning and Environment after an adequacy review, and the Company met with Department staff on May 25th, for detailed discussions on details of the document and development plans. After this formal departmental review meeting, the EIS was subsequently placed on public exhibition on May 26th, for access by the public and other NSW governmental agencies, for a period of 30 days.

The exhibition period was completed on Friday, June 24th. The filing received relatively few comments, none that represent an issue with development, and will now be followed by further internal reviews and discussions between the Company and various governmental agencies.

The Company intends to follow and support the progress of governmental agency reviews in coming months.

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

Nyngan Scandium Project - Planned Activities for 2016-2017

The following steps are planned for Nyngan during the 2016 and 2017 Calendar years:

•	Complete and file an EIS on the Nyngan Scandium Project in Q2 2016 (EIS was filed on April 29, 2016);
•	Complete and file an advanced stage economic study (the DFS) with a +/- 15% accuracy level, in Q2 2016 (the report was filed on May 6, 2016 and is available on SEDAR);
•	Make formal application for a mining lease (MLA) pertaining to the Nyngan Scandium Project with NSW Mines Department in Q3 2016 (mining lease application was made on July 14, 2016);
•	Pursue additional offtake agreements in support of planned future scandium sales;
•	Seek and secure project financing to fund the construction of the Nyngan Scandium Project,;
•	Undertake final investment decision (FID) in Q1 2017, subject to concluded/approved financing arrangements and receipt of all required permits, licenses and the MLA,
•	Commence site construction in 2017, and
•	Initiate project commissioning in early 2018.

Other Properties Review

Tørdal Scandium/REE Property (Norway)

During 2011, we entered into agreements with REE Mining AS of Norway to obtain exploration rights to 90 sq km in Southern Norway, which we call the Tørdal scandium exploration property.

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

We are currently in the planning process for work during 2016 to meet the minimum funding requirements to hold the exploration rights.

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area, we call the Honeybugle scandium exploration property, is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW.

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

Other Developments – Second Quarter 2015

Stock Option Grants: On June 14, 2016, the Company granted 400,000 stock options at an exercise price of C$0.20 per share, exercisable until June 14, 2021, to a consultant of the Company.

Key Staff Appointment: On May 14, 2016, the Company announced the appointment of Dr. Nigel J. Ricketts to the Nyngan Project team as Vice President, Project and Market Development. Dr. Ricketts is a metallurgist with a 30-year career in mine project, engineering, flowsheet design, and advanced research in metallurgy and alloy development. His career spans numerous specialty, base, and precious metals projects, including projects and processes targeting magnesium, aluminum, gold, copper, lateritic nickel, palladium & PGM's, lead-zinc, and scandium.

Dr. Ricketts received a metallurgy degree (B App Sc) from South Australian Institute of Technology in 1985, followed by a PhD in Chemical Engineering from Monash University in Melbourne in 1993.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2016		2015				2014
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales		-	-	-	-	-	-	-
Net Income
(Loss)	(496,118)	(1,081,096)	(1,163,542)	(503,537)	(632,698)	(470,654)	(577,174)	(779,384)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended June 30, 2016

The net loss for the quarter was $487,785, a decrease of $144,913 from $632,698 during the same period of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Q2 2016 vs. Q2 2015 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$286,652

In the second quarter of 2015, 4,950,000 stock options were granted with 49% of those vesting immediately, resulting in a $308,699 expense. In the 2016 comparable quarter, only 400,000 options were granted with vesting over a two- year period resulting in a much lower expense for this category.

Interest expense	$75,000	Company debt was extinguished with the conversion of that debt into a 20% stake in the Company’s Australian projects in Q3 0f 2015.

Costs allocable to non-controlling interest	$72,229

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Q2 2016 vs. Q2 2015 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
General and administrative	$5,672

Lower general and administrative costs in the current quarter when compared to one year ago are a result of the prior year’s quarter incurring costs with the beginning of the Nyngan Scandium project feasibility study.

Foreign exchange loss	$3,002	The Company held very little amounts in foreign currencies in Q2 2016 resulting in minimum exposure to foreign exchange swings when compared to the same quarter one year ago.

Insurance	$(1,207)	Higher policy premiums in 2016 resulted in this unfavourable variance.

Consulting	$(7,433)	A new consultant was utilized in June 2016 which bumped this cost up when compared to one year ago.

Travel and entertainment	$(11,716)

This unfavorable variance is due to travel to promote the Company to potential investors in as well as meetings in Australia to further the development of the Nyngan Scandium project. In the prior year cash conservation limited this type of expense.

Professional fees	$(35,032)	Fees associated with the application of an R&D credit in Australia have resulted in the negative variance when compared to one year ago.

Exploration	$(250,293)	The Company has incurred increased costs in the current quarter with ongoing costs of the Nyngan Scandium Project development and preparation of a DFS on that project.

Results of Operations for the six months ended June 30, 2016

The net loss for the six-month period was $1,568,881, an increase of $610,254 from $465,529 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Six months ending June 30, 2016 vs. six months ending June 30, 2015 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$(628,976)	The Company has incurred increased costs in the current six month period with ongoing costs of the Nyngan Scandium Project development, preparation of a DFS on that project.

Stock-based compensation	$(94,847)

In the first six months of 2016, the Company issued 5,260,000 stock options with 95% vesting while in the same period one year ago, 4,950,000 stock option were granted but at a later date resulting in less expensing for the period under review.

General and administrative	$(18,626)	The increased level of activity in the first six months of 2016 has resulted in higher G&A costs. In the comparable period of 2015 activities were kept to a minimum while the Company sought capital.

Professional fees	$(18,493)	Fees associated with the application of an R&D credit in Australia have resulted in the negative variance when compared to one year ago.

Insurance	$(11,984)	In Q1 2015, the Company received a refund with respect to an appeal of a worker’s compensation audit. No similar refund was received in 2016.

Travel and entertainment	$(11,778)

This unfavorable variance is due to travel to promote the Company to potential investors in as well as meetings in Australia to further the development of the Nyngan Scandium project. In the prior year cash conservation limited this type of expense

Consulting	$(4,933)	A new consultant was utilized in June 2016 which bumped this cost up when compared to one year ago.

Foreign exchange loss	$13,602

There was very little foreign exchange exposure in the first six months of 2016 as the Australian and Canadian dollar stabilized against the US dollar. One year ago the exchange rates were more volatile resulting in negative exposure.

Interest expense	$130,692	Company debt was extinguished with the conversion of that debt into a 20% stake in the Company’s Australian projects in Q3 0f 2015.

Six months ending June 30, 2016 vs. six months ending June 30, 2015 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Costs allocable to non-controlling interest	$171,389

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Cash flow discussion for the six-month period ended June 30, 2016 compared to June 30, 2015

The cash outflow for operating activities was $1,409,305, an increase of $1,111,800 (June 30, 2015 – $297,505), due to increased activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period. Cash outflows from operations are net of $79,346 received as a result of payments received under the Australian research and development tax incentive program.

Cash outflows for investing activities were $3,157 (June 30, 2015 – $Nil). In 2016, the Company purchased computer equipment.

Cash inflows from financing activities decreased by $23,838 to $Nil (June 30, 2015 – $23,838), reflecting the exercise of stock options in the six months ended June 30, 2015.

Financial Position

Cash

The Company’s cash position decreased during the six-month period by $1,412,462 to $837,214 (December 31, 2015 - $2,249,676) due primarily to the payment of expenditures related to the commissioning of the definitive feasibility study on the Nyngan Scandium Project.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $68,466 to $39,063 due to expensing of prepaid insurances and receipt of value added tax refunds from Australia and Canada (December 31, 2015 - $107,529).

Property, plant and equipment

Property, plant and equipment consist of office furniture and computer equipment at the Sparks, Nevada office. The increase of $977 to $3,588 (December 2015 - $2,611) is due to the purchase of computer equipment which is partially offset by amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $942,723.

Accounts payable and accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $149,208 to $58,123 (December 2015 – $207,331) due to the winding down of activities related to the definitive feasibility study.

Capital Stock

Capital stock remained the same at $91,142,335.

Additional paid-in capital increased by $417,860 to $6,793,097 (December 31, 2015 - $6,375,237) as a result of expensing of stock options.

Liquidity and Capital Resources

At June 30, 2016, the Company had working capital of $818,154, including cash of $837,214, as compared to working capital of $2,149,874, including cash of $2,249,676, at December 31, 2015. The Company intends to fund its working capital and project development activities through the sales of equity, issuance of debt or sale of non-core assets.

At June 30, 2016, the Company had a total of 22,120,000 stock options exercisable between CAD$0.07 and CAD$0.20 that have the potential upon exercise to generate a total of C$2,541,100 in cash over the next five years. There is no assurance that these securities will be exercised.

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

Outstanding share data

At the date of this report, the Company has 225,047,200 issued and outstanding common shares and 22,120,000 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At June 30, 2016, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2015, the Company expensed $204,619 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2016, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2015, the Company paid a consulting fee of $53,500 to one of its directors.

Accounts payable to related parties at June 30, 2016 were $Nil (2015 - $11,009).

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

Accounting Standards Update 2016-02-Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, and accrued liabilities, accounts payable with related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in two commercial banks, one in Vancouver, British Columbia, Canada and in one in Chicago, Illinois.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1	Employment Agreement with Nigel J. Ricketts

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2016, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2016

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer