Form 10-Q
period 2016-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2016-11-09
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer  [  ]                                 Accelerated filer [  ]                               Non-accelerated filed  [  ]                                  Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes  [  ]  No  [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 07, 2016, the registrant’s outstanding common stock consisted of 225,047,200 shares.

PART I.         FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2016

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2016	December 31, 2015

ASSETS

Current
Cash	$513,975	$2,249,676
Prepaid expenses and receivables	18,310	107,529

Total Current Assets	532,285	2,357,205

Equipment (Note 3)	3,245	2,611
Mineral interests (Note 4)	942,723	942,723
Total Assets	$1,478,253	$3,302,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$51,079	$196,322
Accounts payable with related parties	-	11,009

Total Liabilities	51,079	207,331

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares with no par value; Issued and outstanding: 225,047,200 (2015 – 225,047,200))	91,142,335	91,142,335
Treasury stock (Note 7) (1,033,333 common shares)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,809,339	6,375,237
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(93,248,427)	(91,338,182)
Total Stockholders’ Equity	2,585,653	4,061,796

Non-controlling Interest in a Subsidiary (Note 10)	(1,158,479)	(966,588)

Total Equity	1,427,174	3,095,208

Total Liabilities and Equity	$1,478,253	$3,302,539

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months	Three months	Nine months	Nine months
	ended September	ended	ended	ended
	30, 2016	September 30,	September 30,	September 30,
		2015	2016	2015

EXPENSES
Amortization (Note 3)	$343	$959	$2,523	$2,875
Consulting	18,067	25,500	76,500	79,000
Exploration	89,797	139,946	906,585	327,758
General and administrative	42,595	33,613	151,581	123,973
Insurance	8,568	7,351	25,597	12,396
Professional fees	16,273	24,805	84,575	74,614
Salaries and benefits	146,915	114,890	378,925	347,256
Stock-based compensation (Note 6)	16,242	52,851	434,102	375,864
Travel and entertainment	15,284	16,719	43,330	32,987

Loss before other items	(354,084)	(416,634)	(2,103,718)	(1,376,723)

OTHER ITEMS
Foreign exchange gain (loss)	552	8,727	1,582	(3,844)
Interest expense	-	(95,450)	-	(226,142)

	552	(86,723)	1,582	(229,986)

Loss and comprehensive loss for the period	$(353,532)	$(503,357)	$(2,102,136)	$(1,606,709)

Costs allocable to non-controlling interest in a subsidiary	20,502	-	191,891	-

Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(333,030)	$(503,357)	$(1,910,245)	$(1,606,709)

Basic and diluted loss per common share attributable to Scandium International Mining Corp.	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	225,047,200	209,225,377	225,047,200	202,316,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,102,136)	$(1,606,709)
Items not affecting cash:
Amortization	2,523	2,875
Stock-based compensation	434,102	375,864

Changes in non-cash working capital items:
Decrease in prepaids and receivables	89,219	42,013
(Decrease) increase in accounts payable and accrued liabilities	(145,243)	145,837
(Decrease) increase in accounts payable with related parties	(11,009)	-
	(1,732,544)	(1,040,120)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment	(3,157)	-
	(3,157)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	1,812,047
Share issuance costs	-	(60,000)
Stock options exercised	-	23,838
	-	1,775,885

Change in cash during the period	(1,735,701)	735,765
Cash, beginning of period	2,249,676	417,386

Cash, end of period	$513,975	$1,153,151

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2014	198,604,790	$89,186,471	$2,419,615	$(1,264,194)	$(853,400)	$(88,567,751)	$920,741	$-	$920,741
Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047	-	1,812,047
Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262	-	169,262
Share issue costs	-	(60,000)	-	-	-	-	(60,000)	-	(60,000)
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838	-	23,838
Stock-based compensation	-	-	673,224	-	-	-	673,224	-	673,224
Sale of 20% of Australian subsidiary	-	-	3,293,115	-	-	-	3,293,115	(793,115)	2,500,000
Loss for the year	-	-	-	-	-	(2,770,431)	(2,770,431)	(173,473)	(2,943,904)
Balance, December 31, 2015	225,047,200	91,142,335	6,375,237	(1,264,194)	(853,400)	(91,338,182)	4,061,796	(966,588)	3,095,208
Stock-based compensation	-	-	434,102	-	-	-	434,102	-	434,102
Loss for the period	-	-	-	-	-	(1,910,245)	(1,910,245)	(191,891)	(2,102,136)
Balance, September 30, 2016	225,047,200	$91,142,335	$6,809,339	$(1,264,194)	$(853,400)	$(93,248,427)	$2,585,653	$(1,158,479)	$1,427,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia (“Nyngan Scandium Project”) and the Tørdal scandium/rare earth minerals deposit in Norway. In June 2014, the Company made the final installment payment to acquire the Nyngan Scandium Project. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 and with our Annual Report on Form 10-K filed with the SEC on March 15, 2016. Operating results for the nine-month period ended September 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Wolfram Jack Mining Corp., and The Technology Store, Inc. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC Metals Australia Pty Ltd., from the date the 20% interest was disposed by the Company (Note 10). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

The Company considers itself to be an exploration stage company and will consider the transition to development stage company based on all relevant factors including receipt of a mining license for its Nyngan Scandium project from the Mines Department of New South Wales, Australia, and financing for the project.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$513,975	$513,975	$—	$—

Total	$513,975	$513,975	$—	$—

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

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this standard.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

3.	EQUIPMENT

	December 31,	Additions		September 30,
	2015 Net Book	(disposals)	Amortization	2016 Net Book
	Value	(write-offs)		Value
Computer equipment	$1,017	$3,157	$(929)	$3,245
Office equipment	1,594	-	(1,594)	-

Equipment	$2,611	$3,157	$(2,523)	$3,245

	December 31,	Additions		December 31,
	2014 Net Book	(disposals)		2015 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$1,696	$-	$(679)	$1,017
Office equipment	4,748	-	(3,154)	1,594

Equipment	$6,444	$-	$(3,833)	$2,611

4.	MINERAL INTERESTS

Scandium and
September 30, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Additions	-
Balance September 30, 2016	$942,723

Scandium and
December 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Sale of net smelter royalty	(2,070,000)
Balance, December 31, 2015	$942,723

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
September 30, 2016
(Expressed in US Dollars) (Unaudited)

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

On February 6, 2013, the Company announced that it had acquired 100% of the Nyngan Scandium Project, in return for AUD$2.6 million cash payments and a percentage royalty payable to its previous partner on sales of product from the project.

4.	MINERAL PROPERTY INTERESTS (cont’d…)

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

During the 9-month period ended September 30, 2016, the Company recognized $334,129 for stock-based compensation for stock options issued to Company directors (2015 -$235,972).

During the 9-month period ended September 30, 2016, the Company paid a consulting fee of $76,500 to one of its directors (2015 - $79,000).

Accounts payable to related parties at September 30, 2016 were $Nil (2015 - $11,009).

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2014	15,378,750	$0.11
Granted	5,350,000	0.14
Cancelled	(2,568,750)	0.16
Exercised	(550,000)	0.05

Outstanding, December 31, 2015	17,610,000	0.12
Granted	5,260,000	0.14
Cancelled	(1,050,000)	0.24

Outstanding, September 30, 2016	21,820,000	$0.11

Number currently exercisable	20,896,500	$0.11

As at September 30, 2016, incentive stock options were outstanding and exercisable as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	outstanding	exercisable	Canadian $

Options
	2,285,000	2,285,000	0.080	April 24, 2017
	150,000	150,000	0.120	July 25, 2017
	1,400,000	1,400,000	0.070	August 8, 2017
	1,000,000	1,000,000	0.100	May 9, 2018
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,070,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000*	4,300,000*	0.100	November 5, 2020
	4,860,000	4,636,500	0.130	February 8, 2021
	400,000	80,000	0.200	June 14, 2021

	21,820,000	20,896,500

* These options were extended by the Company shareholder’s at the Company’s annual meeting in October 2015. The Company recognized an additional expense of $281,962 related to this extension during theyear ended December 31, 2015. Black-Scholes option pricing model assumptions used were a risk-free interest rate of 1.49%, expected life of 5 years, with a 0.00% forfeiture and dividend rate as well as a volatility rate of 145.92% .

As at September 30, 2016 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $918,074 (2015 - $524,946).

As at September 30, 2016, there were no warrants outstanding.

Stock-based compensation

During the nine months ended September 30, 2016, the Company recognized stock-based compensation of $434,102 (September 30, 2015 - $375,864) in the statement of operations and comprehensive loss as a result of incentive stock options granted and vested in the current period. There were 5,260,000 stock options issued during the nine months ended September 30, 2016 (September 30, 2015 – 5,350,000).

The weighted average fair value of the options granted in the period was C$0.12 (2015 - C$0.14) .

The fair value of all compensatory options and warrants granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Expressed in US Dollars) (Unaudited)

	2016	2015

Risk-free interest rate	1.13%	1.02%
Expected life	5 years	5 years
Volatility	141.12%	145.65%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, September 30, 2016 and December 31 2015	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2016	Norway	Australia	United States	Total
Equipment	$-	$-	$3,245	$3,245
Mineral interests	238,670	704,053	-	942,723
	$238,670	$704,053	$3,245	$945,968

December 31, 2015	Norway	Australia	United States	Total

Equipment	$-	$-	$2,611	$2,611
Mineral interests	238,670	704,053	-	942,723
	$238,670	$704,053	$2,611	$945,334

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

		2016			2015
Cash paid during the nine months for interest	$			- $	56,250
Cash paid during the first months for income taxes		$-	$		-

There were no significant non-cash transactions in either of the nine month periods ending September 30, 2016 and September 30, 2015.

10.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015, the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with the Company holding an 80% ownership interest. EMC Australia holds the Company’s interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter. The first development milestone has been met and the Company is in the process of obtaining a mining license on the Nyngan Scandium Project.

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

SIL’s interest in EMC Australia is consolidated in the Company’s Consolidated Financial Statements for the nine-month period ended September 30, 2016 as a non-controlling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2016 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2016, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 (the “Annual Statements”).

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

The information contained within this report is current as of November 7, 2016 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing the production and sales of scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

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

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, the Company currently holds an 80% equity interest in its Australian subsidiary, with SIL holding a 20% interest. EMC Australia is operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR (the report was filed on May 6, 2016), and (2) receiving a mining license on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

Completion of the development milestones by the Company, as described above, triggers a limited period option whereby SIL can elect to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

During the third quarter of 2016, we focused on Nyngan Scandium Project activities including scandium marketing arrangements, completion of the environmental impact statement (“EIS”) and application for a mining lease (“MLA”) with NSW Mines Department.

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

Nyngan Scandium Project Highlights

•	Capital cost estimate for the Project is US$87.1 million,
•	Annual scandium oxide product volume averages 37,690 kg per year, over 20 years
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg)
•	Operating cost estimate for the Project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8%, as based on customer requirements,
•	Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut- off in the measured and indicated categories, and
•	Project Reserve totalling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

Environmental Permitting/Development Consent/Mining Lease

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

The exhibition period was completed on Friday, June 24th. The filing received relatively few comments, none that represent an issue with development, and has been followed by further internal reviews and discussions between the Company and various governmental agencies.

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

Nyngan Scandium Project - Planned Activities for 2016-2017

The following steps are planned for Nyngan during the 2016 and 2017 Calendar years:

•	Complete and file an EIS on the Nyngan Scandium Project in Q2 2016 (EIS was filed on April 29, 2016);
•	Complete and file an advanced stage economic study (the DFS) with a +/- 15% accuracy level, in Q2 2016 (the report was filed on May 6, 2016 and is available on SEDAR);
•	Make formal application for a mining lease (MLA) pertaining to the Nyngan Scandium Project with NSW Mines Department in Q3 2016 (mining lease application was made on July 14, 2016);
•	Pursue additional offtake agreements in support of planned future scandium sales;
•	Seek and secure project financing to fund the construction of the Nyngan Scandium Project;
•	Undertake final investment decision (FID) in Q1 2017, subject to concluded/approved financing arrangements and receipt of all required permits, licenses and the MLA,
•	Commence site construction in 2017, and
•	Initiate project commissioning in 2018.

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

•	Highlights of initial drilling program results include the following: The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11),
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
•	The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling,
•	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
•	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

Other Developments – Third Quarter 2015

None [Note to legal: nothing to report, can we delete this section?]

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs as the focus of business has turned to its scandium projects.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2016			2015				2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(333,031)	(496,118)	(1,081,096)	(1,163,542)	(503,537)	(632,698)	(470,654)	(577,174)
attributable to
Scandium
Basic and
diluted
Net Income	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per
share
attributable to
Scandium

Results of Operations for the three months ended September 30, 2016

The net loss attributable to Scandium for the quarter was $333,031, a decrease of $170,506 from $503,537 during the same period of the prior year. Details of the individual items contributing to the decreased net loss are as follows:

Q3 2016 vs. Q3 2015 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Interest expense	$95,450	Interest expense reduction due to Company debt extinguishment with the conversion of that debt into a 20% stake in the Company’s Australian projects in Q3 0f 2015.

Exploration	$50,149

The Company incurred lower costs in the current quarter as the preparation of a DFS on the Nyngan Scandium Project development began in Q3 2015 with significant spending occurring from Q3 2015 through Q2, 2016. The DFS is completed and current quarter costs reflect much lower costs in this area.

Stock-based compensation	$36,609	No stock options were issued in Q3 2016 while in Q3 2015 400,000 options were granted that vested immediately.

Costs allocable to non-controlling interest	$20,502

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Q3 2016 vs. Q3 2015 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Professional fees	$8,532	Lower fees in Q3 2016 are due to lower activity levels when compared to the same period one year ago when the Company was embarking on the preparation of a DFS for the Nyngan Scandium project.

Consulting	$7,433	In the comparable quarter of 2015 a one-time use of a consultant was incurred.

Travel and entertainment	$1,435	Costs are relatively the same when compared to Q3 2015.

Amortization	$616	Certain assets are currently fully depreciated resulting in the lower amortization costs when compared to 2015.

Insurance	$(1,217)	Higher policy premiums in 2016 resulted in this unfavourable variance.

Foreign exchange gain	$(8,175)	The Company held very little amounts in foreign currencies in Q2 2016 resulting in minimum exposure to foreign exchange swings when compared to the same quarter one year ago.

General and administrative	$(8,982)	General and administrative costs in the current quarter are higher when compared to one year ago are a result higher marketing and transfer agent fees.

Salaries and benefits	$(32,035)	The company hired new staff at the end of Q2, 2016 resulting in this unfavorable variance.

Results of Operations for the nine months ended September 30, 2016

The net loss attributable to Scandium for the nine-month period was $1,910,245, an increase of $303,536 from $1,606,709 during the same period of the prior year. Details of the individual items contributing to the increased net loss are as follows:

Nine months ending September 30, 2016 Vs. nine months ending September 30, 2015 Variance Analyasis
Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Exploration	$(578,827)	The Company has incurred increased costs in the current nine-month period with ongoing costs of the Nyngan Scandium Project development, and preparation of a DFS on that project.

Stock-based compensation	$(58,238)

In the first nine months of 2016, the Company issued 5,260,000 stock options with 95% vesting while in the same period one year ago, 5,350,000 stock option were granted but those grants were at a lower exercise price resulting in less expensing for the period under review.

Salaries and benefits	$(31,669)	The company hired new staff at the end of Q2, 2016 resulting in this unfavorable variance.

General and administrative	$(27,608)

The increased level of activity in the first nine months of 2016 has resulted in higher G&A costs. In the comparable period of 2015 activities were kept to a minimum until Q3 when the preparation of the DFS on the Nyngan Scandium project began.

Insurance	$(13,201)	In Q1 2015, the Company received a refund with respect to an appeal of a worker’s compensation audit. No similar refund was received in 2016.

Travel and entertainment	$(10,343)	This unfavorable variance is due to travel to promote the Company to potential investors in as well as meetings in Australia to further the development of the Nyngan Scandium project.

Professional fees	$(9,961)	Fees associated with the application of an R&D credit in Australia have resulted in the negative variance when compared to one year ago.

Amortization	$352	Year over year, amortization if fairly equal.

Consulting	$2,500	In 2015 a one-time use of a consultant was incurred. No such charge was recognized in 2016.

Foreign exchange gain	$5,426

There was very little foreign exchange exposure in the first nine months of 2016 as the Australian and Canadian dollar stabilized against the US dollar. One year ago the exchange rates were more volatile resulting in negative exposure.

Costs allocable to non-controlling interest	$191,891

During August 2015 a $2,500,000 loan was converted into a 20% interest in the Company’s Australian properties. Upon recognition of the 20% holder, a portion of the operating loss is allocated to the minority interest partner.

Nine months ending September 30, 2016 vs. nine months ending September 30, 2015 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Interest expense	$226,142	Interest expense reduction due to Company debt extinguishment with the conversion of that debt into a 20% stake in the Company’s Australian projects in Q3 0f 2015.

Cash flow discussion for the nine-month period ended September 30, 2016 compared to September 30, 2015

The cash outflow for operating activities was $1,732,544, an increase of $692,424 (September 30, 2015 – $1,040,120), due to increased activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period. Cash outflows from operations are net of $79,346 received as a result of payments received under the Australian research and development tax incentive program.

Cash outflows for investing activities were $3,157 (September 30, 2015 – $Nil). In 2016, the Company purchased computer equipment.

Cash inflows from financing activities decreased by $1,775,885 to $Nil (September 30, 2015 – $1,775,885), reflecting the issuance of shares and the exercise of stock options in the nine months ended June 30, 2015.

Financial Position

Cash

The Company’s cash position decreased during the nine-month period by $1,735,701 to $513,975 (December 31, 2015 - $2,249,676) due primarily to the payment of expenditures related to the commissioning of the definitive feasibility study on the Nyngan Scandium Project.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $89,219 to $18,310 due to expensing of prepaid insurances and receipt of value added tax refunds from Australia and Canada (December 31, 2015 - $107,529).

Equipment

Equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The increase of $634 to $3,245 (December 2015 - $2,611) is due to the purchase of computer equipment which is partially offset by amortization of net fixed assets.

Mineral interests

Mineral interests remained the same at $942,723.

Accounts payable and accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $156,252 to $51,079 (December 2015 – $207,331) due to the winding down of activities related to the definitive feasibility study.

Capital Stock

Capital stock remained the same at $91,142,335.

Additional paid-in capital increased by $434,102 to $6,809,339 (December 31, 2015 - $6,375,237) as a result of expensing of stock options.

Liquidity and Capital Resources

At September 30, 2016, the Company had working capital of $481,206, including cash of $513,975, as compared to working capital of $2,149,874, including cash of $2,249,676, at December 31, 2015. The Company intends to fund its working capital and project development activities through the sales of equity, issuance of debt or sale of non-core assets.

At September 30, 2016, the Company had a total of 20,896,500 stock options exercisable between CAD$0.07 and CAD$0.20 that have the potential upon exercise to generate a total of C$2,348,300 in cash over the next five years. There is no assurance that these securities will be exercised.

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

Outstanding share data

At the date of this report, the Company has 225,047,200 issued and outstanding common shares and 21,820,000 stock options currently outstanding at a weighted average exercise price of CAD$0.11.

Off-balance sheet arrangements

At September 30, 2016, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2015, the Company expensed $235,972 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2016, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2015, the Company paid a consulting fee of $79,000 to one of its directors.

Accounts payable to related parties at September 30, 2016 were $Nil (2015 - $11,009).

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

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). The Company has adopted this standard.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2016, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2016
SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer