Form 10-K
period 2016-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2017-03-16
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,607,985 as at June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 227,372,200 common shares as at March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

PART I

Note about Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K and the documents incorporated by reference herein constitute "forward-looking statements". Forward-looking statements may include, but are not limited to, statements with respect to the future price of commodities, the estimation of mineral resources, the realization of mineral resource estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, our ability to fund property acquisition costs, our ability to reach targeted time frames for establishing feasibility, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims, our ability to raise funds necessary for ongoing and planned expenditures and operations, and regulatory approvals. In certain cases, forward-looking statements can be identified by the use of words such as "plans", "expects" or "does not expect", "is expected", "scheduled", "estimates", "intends", "anticipates" or "believes", or variations of such words and phrases or state that certain actions, events or results "may", "could", "would" or "will be taken", "occur" or "be achieved". Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors may include, among others, risks related to our joint venture operations; actual results of current exploration activities or production technologies that we are currently testing; actual results of reclamation activities; future metal prices; accidents, labour disputes and other risks of the mining industry; delays in obtaining governmental or regulatory approvals or financing or in the completion of development activities, as well as those factors discussed in the section entitled "Risk Factors" and elsewhere in this Form 10-K. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

(Please refer to “Item 2. Properties - Cautionary Note to U.S. Investors Regarding Resource Estimates” in regards to the use of the above terms in this Form 10-K.)

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

Our focus of operations is the development of the Nyngan Scandium project located in New South Wales, Australia (the “Nyngan Scandium Project”). We also hold a scandium minerals property located nearby Nyngan known as the “Honeybugle Scandium property”.

Our plan of operation for the remainder of 2017 is to obtain the required mining permits on our Nyngan Scandium Project and seek additional funding for project construction and corporate working capital. We will also continue to seek offtake sales agreements with counterparties for Nyngan Scandium Project product, and will continue to test and develop unique scandium recovery and finishing techniques, including the processing of intermediate scandium aluminum products.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2016, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Recent History

Nyngan Feasibility Study

On April 18, 2016 the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A summary of the report is provided herein under “Item 2. Properties – Description of Mineral Projects – Nyngan Scandium Project – Nyngan Feasibility Study”.

June 2014 Financing Transaction

On June 24, 2014 SCY entered into a $2.5 million loan facility with Scandium Investments LLC (“SIL”), a company owned by a US private investor group (the “2014 Loan”).

In accordance with the terms of the 2014 Loan, the outstanding principal and interest were converted in 2015 into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with SCY holding an 80% ownership interest. EMC Australia holds our interests in the Nyngan Scandium Project and Honeybugle Scandium property. Under the terms of the 2014 Loan, upon conversion of the loan EMC Australia will be operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining lease on either joint venture property. At such time as the two development milestones are met, SIL becomes fully participating on project costs thereafter.

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

Corporate Objective and Strategy

Our corporate focus is to produce and sell scandium (Sc) and scandium-based products. None of our current properties has advanced to the development or production stage and we are currently an exploration stage company. We have completed an independently prepared definitive feasibility study of the Nyngan Scandium Project. Subject to successfully financing of construction costs, we intend to develop the Nyngan Scandium Project for production, with a view to supplying anticipated future demand for scandium oxide and scandium-content materials. For further information on the Nyngan Scandium Project, please refer to “Item 2. Properties - Description of Mineral Projects – Nyngan Scandium Project” and “Item 1A. Risk Factors”.

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

Presently our recovery and finishing technology is completed to a degree that supports engineering and flow sheet design for our +15%/-5% DFS, although further development work will continue in both areas. There is no guarantee that we will be able to benefit from the commercial application of such techniques or that we will have scandium production in the future.

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

Global annual production estimates of scandium range from 10 tonnes to 15 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced. There are four known, primary production sources globally today: stockpiles from the former Zhovti Voty uranium mine in Ukraine, the rare earth mine at Bayan Obo in China, apatite mines on the Kola Peninsula in Russia, and by-product production from titanium dioxide (TiO2) pigmentrefiners in China.

There is no reliable pricing data on global scandium oxide trading. The U.S. Geological Survey (“USGS”) in its latest report (February 2017) documents the 2016 price of scandium oxide (99.99% grade) at US$4,600/kg, a reduction of approximately 10% off the 2015 price estimate. Small quantities of scandium oxide are currently offered on the internet by traders for prices at this level, although product of slightly lower grade is commonly available at lower prices. Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% reserved for science and new technical applications. Scandium oxide grades of 95-99% are generally considered suitable for aluminum alloy applications.

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

Scandium can also be effectively purchased in the form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is tailored for use in aluminum alloy production containing scandium. The 2017 USGS report indicates the 2016 price for Al-Sc 2% master alloy at US$340/kg. This 2016 price estimate represents a higher estimate than the 2015 USGS average. USGS estimated prices for Al-Sc 2% master alloy over the last five years show significant year-by-year volatility, ranging from a low of US$ 220/kg (2012) to a high of US$386/kg (2014).

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

Employees

As at January 1, 2017, we have 6 full and part time employees and 1 individual working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are certain material risks and uncertainties that are specific to our industry and properties that could materially adversely affect our business, financial condition and results of operations.

Risks Associated with the Nyngan Scandium Project

There are technical challenges to scandium production that may render the Nyngan Scandium Project not economic. The economics of scandium recovery are known to be challenging. There are very few facilities producing scandium and the existing scandium producers are secretive in their techniques for recovery. In addition, the recovery of scandium product from laterite resources, such as are found on the Nyngan property, has not been demonstrated at an operating facility. The Nyngan processing facility design, if constructed, will be the first of its kind for scandium production. These factors increase the possibility that we will encounter unknown or unanticipated production and processing risks. Should we encounter any of these risks, they could increase the cost of production thereby reducing margins on the Nyngan Scandium Project or rendering ituneconomic.

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

If we are successful at achieving production, we may have difficulty selling scandium. Scandium is characterized by unreliable supply, resulting in limited development of markets for scandium oxide. Markets may take longer to develop than anticipated, and Nyngan and other potential scandium producers may have to wait for products and applications to create adequate demand. Certain applications may require lengthy certification processes that could delay usage or acceptance. In addition, certain scandium applications require very high purity scandium product, which is much more difficult to produce than lower grade product. If we commence production, our inability to supply scandium in sufficient quantities, in a reliable and timely manner, and in the correct quality, could reduce the demand for any scandium produced from our projects and possibly render the project uneconomic.

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of a mining project. The development of any of our properties, including the Nyngan Scandium Project, will require the acquisition and sustained possession of numerous local and national government approvals and permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until such permits are received. If we cannot obtain all necessary permits, the Nyngan Scandium Project cannot be developed, and our investment in the project will likely be lost. While many of the critical permits for the Nyngan Scandium Project have been received, other critical permits remain outstanding at this time. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

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

Our potential for a competitive advantage in specialty and rare metals production depends on the availability of our technical processing abilities, as currently provided by our Chief Technology Officer. We are dependent upon the personal efforts and commitment of Willem Duyvesteyn, our CTO, a director and significant shareholder of the Company, for the continued development of new extractive technologies related to scandium and other rare and specialty metals production. The loss of the services of Mr. Duyvesteyn will likely limit our ability to use or continue the development of such technologies, which would remove the potential competitive and economic benefit of such technologies.

Our operations are subject to losses due to exchange rate fluctuation. We maintain accounts in Canadian, Australian and U.S. currency. Our equity financings have to date been priced in Canadian dollars. All of our material projects and non-cash assets are located outside of both Canada and the USA, however, and require regular currency conversions to local currencies where such projects and assets are located. Our operations are accordingly subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

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

ITEM 2. PROPERTIES

Cautionary Note to U.S. Investors Regarding Resource Estimates

Certain terms used in this section are those used in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of U.S. securities laws. Canadian requirements, including NI 43-101, differ significantly from the requirements of the U.S. Securities and Exchange Commission (the “SEC”), and resource information contained herein may not be comparable to similar information disclosed by U.S. companies.

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

Description of Mineral Projects

Nyngan Scandium Project

Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2,900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the town of Nyngan to the town of Cobar. The license area can be reached via the paved Barrier Highway, which allows year-round access, but final access to the site itself is reached by clay farm tracks. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, with available water and electric power in close proximity to the property boundaries.

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

Figure 1: Location of Nyngan Scandium Project

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
  2016 – The Company published an independently prepared definitive feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” was independently compiled pursuant to the requirements of NI 43-101 and incorporated the results of current and previous test work.

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
  Results on final stage precipitation of scandium oxide (Sc2O3), focused on highest combined purity and recovery, demonstrated scandium recoveries of 97.5%, at purity levels of 97.5% Sc2O3. Higher purity levels were achieved at lower recoveries;
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

In February, 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

On March 2, 2017 we announced the signing of a Memorandum of Understanding ("MOU") with Weston Aluminium Pty Ltd ("Weston") of Chatswood, NSW, Australia. The MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

The MOU outlines steps to jointly establish the manufacturing parameters, metallurgical processes, and capital requirements to convert Nyngan Scandium Project scandium product into Master Alloy, on Weston's existing production site in NSW. The MOU does not include a binding contract with commercial terms at this stage, although the intent is to pursue the necessary technical elements to arrive at a commercial contract for conversion of scandium oxide to master alloy, and to do so prior to first mine production from the Nyngan Scandium Project.

Nyngan Feasibility Study

On April 18, 2016 the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 (the “Feasibility Study”).

The Feasibility Study was prepared by Lycopodium Minerals Pty Ltd. of Brisbane, QLD, Australia (“Lycopodium”) and supported by Rangott Mineral Exploration Pty Ltd. (Orange, Australia), Altrius Engineering Services Pty Ltd (Brisbane, QLD) and Knight Piesold Pty Ltd (Brisbane, QLD). The Feasibility Study has been independently compiled pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov).

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

Financial highlights are as follows:

Table 1. Nyngan Scandium Project - Feasibility Study Financial Highlights

Summary Nyngan Scandium Project Key Project Parameters	NI 43-101 DFS Result

Capital Cost Estimate (US$ M)	$87.1

Average Plant Feed Grade (ppm Sc)	409
Resource Processed (tpy)	71,820
Mill Recovery (%)	83.7%
Oxide Production (kg per year)	37,690
Scandium Oxide (Scandia) Product Grade	98-99.9%

Annual Cash Operating Cost (US$ M)	$21.0
Unit Cash Cost (US$/kg Oxide)	$557

Oxide Price Assumption (US$/kg)	$2,000
Annual Revenue (US$ millions)	$75.4
Annual EBITDA (US$ millions)	$49.5

NPV (10%i) (After Tax)	$177.5
NPV (8%i) (After Tax)	$225.4
IRR (%) (After Tax)	33.1%

Payback (years)	3.3

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

The updated and original Nyngan Scandium Project scandium mineral resources as calculated in the Feasibility Study by Lycopodium are as follows:

Table 2. Nyngan Scandium Resource

Note that the terms measured and indicated resources are not terms recognized in the United States under SEC rules and guidelines. See “Item 2. Properties – Note to U.S. Investors Regarding Resource Estimates”.

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

Operating cost details in the Feasibility Study, as to total average annual cash costs, and also unit costs on an annual average ore tonnage throughput basis and a kilogram oxide basis, are as follows:

Table 5. Feasibility Study Operating Costs, and Unit Costs Per kg Oxide

Nyngan Project OpEx Mine/Process Expense	Average Annual Cost US$ M	Unit Cost/ Processed Tonne US$/tonne	Unit Cost/ Oxide kg US$/kg

Mining Costs
Stripping Cost	$0.5	$7.49	$14.27
Mining Costs	$0.8	$10.96	$20.88
Total Mining Costs	$1.3	$18.45	$35.15

Processing Cost
Labor Cost	$5.9	$82.19	$156.60
Utilities Costs	$2.2	$29.99	$57.15
Reagents	$7.1	$98.24	$187.19
Consumables	$0.6	$8.02	$15.29
Maintenance	$1.6	$22.80	$43.44
General	$0.16	$2.23	$4.24
Total Processing Costs	$17.5	$243.48	$463.92

General Costs
Tailings Pond Costs	$1.1	$15.60	$29.72
Site G&A Costs	$0.6	$7.82	$14.90
Consultants & Marketing	$0.5	$6.76	$12.88
Total General Costs	$2.2	$30.18	$57.50

Annual Cash Operating Cost	$21.0	$292.10	$556.57

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

Sensitivities

The Nyngan Scandium Project is most sensitive to changes in the value of the Australian dollar relative to the US dollar, along with changes in the product price. The Nyngan Scandium Project is somewhat less sensitive to either operating or capital cost changes. Sensitivities to various parameters are shown below.

Table 6. Sensitivity to Product Price

Project Financial Sensitivity to Product Price	Constant Dollar (after Tax) Project NPV at Various Discount Rates and Various Oxide Product Prices (US$)
Product Price (US$/kg)	$1,200	$1,500	$2,000	$2,500	$3,000	$3,500

Constant Dollar
Net Present Value (US$ M)
6% Discount	$82.4	$159.7	$287.6	$414.9	$542.2	$669.4
8% Discount	$55.1	$119.3	$225.3	$330.9	$436.3	$541.7
10% Discount	$34.3	$88.3	$177.5	$266.1	$354.7	$443.1

Internal Rate of Return (IRR)	15.2%	22.4%	33.1%	42.8%	52.0%	60.6%

Table 7. Profitability Sensitivities to Changes in Key Financial Assumptions

Sensitivity to Financial Parameters	NPV (10%i) US$ M	IRR (%)
DFS Result	$177.5	33.1%

Operating Cost Sensitivity
Cost Increase (10%)	$166.3	31.6%
Cost Decrease (10%)	$188.7	34.5%

Price Sensitivity
Lower Realized Oxide Price (10%)	$142.0	29.0%
Higher Realized Oxide Price (10%)	$212.9	37.0%

Capital Cost Sensitivity
Higher Capital Cost (10%)	$169.6	30.4%
Lower Capital Cost (10%)	$185.4	36.2%

Fx Sensitivity ($0.70)
US$/A$ @ $0.80	$150.3	27.6%
US$/A$ @ $0.75	$163.9	30.2%
US$/A$ @ $0.65	$191.3	36.4%

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

Feasibility Study Conclusions and Recommendations

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

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (“HPAL”), counter-current decant circuits (“CCD”), solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addresses all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

  Pressure leach test work achieved 88% recoveries, from larger volume tests,
  Settling characteristics of leach discharge slurry show substantial improvement,
  Residue neutralization work meets or exceeds all environmental requirements as presented in the DFS and the environmental impact statement ,
  Solvent extraction circuit optimization tests generated improved performance, exceeding 99% recovery in single pass systems, and
  Product finish circuits produced 99.8% scandium oxide, completing the recovery process from Nyngan ore to finished scandia product.

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

EIS Highlights:

  The EIS finds residual environmental impacts represent negligible risk.
  The proposed development design achieves sustainable environmental outcomes.
  The EIS finds net-positive social and economic outcomes for the community.
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

On November 10, 2016 the Company announced that the Development Consent had been granted. This Development Consent represents an approval to develop the Nyngan Scandium Project and is based on the EIS. The Development Consent follows an in-depth review of the EIS, the project plan, community impact studies, public EIS exhibition and commentary, and economic viability, and involved more than 12 specialized governmental agencies and groups.

Upon granting of the Development Consent, there remain a number of operating licenses that are required from various regulatory agencies to construct and operate a mining operation in NSW.

The remaining key license approvals are:

  A Mining Lease,
  An Environment Protection Licence,
  Water Supply Works and Use Approval and Water Access Licence,
  A Section 138 Permit issued by the Bogan Shire Council, for construction of the intersection of the Site Access Road and Gilgai Road,
  An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and

  A high voltage connection agreement with Essential Energy.

The Mining Lease provides a right to mine and extract minerals from the approved property and is required before mine construction may begin. Dependant primarily upon obtaining the Development Consent, the Company’s application for the Mining Lease is currently under review for approval. General estimates range from 4-6 months from the Development Consent, with some proposals taking longer, particularly larger proposals, or proposals with more community and environmental impacts to consider.

The Company intends to continue to follow and support the progress of governmental agency reviews.

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
  The designs are incorporated as part of the DFS,; and
  The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

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

Nyngan Scandium Project - Planned Activities for 2016-2017

The following steps are planned for Nyngan during the 2016 and 2017 Calendar years:

  Obtain a mining lease pertaining to the Nyngan Scandium Project with NSW Department of Trade and industry , anticipated in in Q1 2017, or early Q2 2017;
  Pursue additional offtake agreements in support of planned future scandium sales;
  Seek project financing to fund the construction of the Nyngan Scandium Project for drawdown after the granting of a mining license from NSW for the mine development;
  Commence site construction during in late 2017, with anticipated construction completion over 18 months, and
  Initiate project commissioning in Q4 2018, product production in Q1 2019, and with product available for sale by the end of Q1 2019.

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

Figure 4. Location of Honeybugle Scandium property

Honeybugle Drill Results

On May 7, 2014 the Company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to our Nyngan Scandium Project.

Highlights of initial drilling program results are as follows:

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

The 90 sq km Tørdal exploration property is prospective for a grouping of specialty metals, and rare earth elements, including scandium, yttrium, tantalum, beryllium, niobium, zirconium, titanium, lithium, nickel and tin. Certain of these metals are subject to Norwegian government controlled mineral rights and others are subject to landowner mineral rights. The Company has decided the lack of clarity in mineral rights control at Tørdal raises unacceptable risk to continuing forward with additional exploration at this time.

Accordingly, the Tordal property mineral exploration rights were not renewed in January 2017, and the Company has no further plans for the property at this time.

The Company believes geologic and mineralogy findings made during exploration at Tørdal can be applied to other similar mineral properties and will continue to assess similar properties for potential exploration.

The Company does not, and has never considered the Tørdal property, located in Norway, to be a material property. No resources or reserves are known to exist on the property. The property has been classified as the Norway Property for purposes of financial statement segment information and all expenditures capitalized on this property haves been written off as at December 31, 2016.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2016
First quarter	0.190	0.100
Second quarter	0.205	0.150
Third quarter	0.180	0.135
Fourth quarter	0.295	0.135
Fiscal Year ended December 31, 2015
First quarter	0.140	0.080
Second quarter	0.175	0.100

Year	High (C$)	Low (C$)
Third quarter	0.170	0.075
Fourth quarter	0.230	0.125

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

	High	Low
January 2017	1.3458	1.3032
December 2016	1.3598	1.3081
November 2016	1.3588	1.3298
October 2016	1.3434	1.3005
September 2016	1.3281	1.2823
August 2016	1.3178	1.2765

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2015 and 2016.

	Year Ended December 31
	(Canadian $ per U.S. $)
	2016	2015
Rate at end of Period	1.3427	1.3840
Low	1.2562	1.1728
High	1.4661	1.3990

As of January 31, 2017, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2016 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	21,820,000	C$0.11	11,937,080
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	21,820,000	C$0.11	11,937,080

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2016.

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

The Company currently earns no operating revenues and will require additional capital to advance both the Nyngan Scandium Project and the Honeybugle property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. If additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2016

Liquidity and Capital Resources

At December 31, 2016, we had working capital of $625,108 including cash of $615,234 and current liabilities of $41,353 as compared to working capital of $2,149,874 including cash of $2,249,676 at December 31, 2015. The decrease in working capital is due to costs incurred in completing the Nyngan Scandium Project definitive feasibility study and ongoing operating costs.

At December 31, 2016, we had a total of 21,820,000 (2015 – 17,610,000) stock options exercisable between C$0.07 and C$0.20 (2015 – between C$0.07 and C$0.315) which has the potential upon exercise to generate a total of C$2,465,660 (2015 – C$2,033,050) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing to execute our business plan.

Our major capital requirement in the next 12 months relates to the start of construction on the Nyngan Scandium Project.

The Company will need additional funding to develop the Nyngan project into a mine in the first half of 2017, and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2016

The net loss for the quarter decreased by $965,539 to $198,183 from a loss of $1,163,722 in the prior year, mainly as a result of a research and development refund received for the Nyngan project. Details of the individual items contributing to the decreased loss are as follows:

Q4 2016 vs. Q4 2015 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$1,066,648	During the fourth quarter the Company received A$629,000
(approximately US$474,000) Research & Development
("R&D") Tax Incentive refund, net of costs to prepare and
file.
Also in Q4 2015, the Company was in the midst of preparing
a definitive feasibility study (“DFS”) for the Nyngan
Scandium project. By Q4 2016 the DFS was complete and
very little was being spent on exploration. These two factors
		led to the favorable variance.
Stock-based compensation	$307,818	In Q4 2015, the Company, with shareholder approval, extended the life of 4,300,000 options resulting in higher expenses during 2015 and favourable variance in Q4 2016.
Professional fees	$81,740	The favourable variance is due to increased legal fees and guidance required on the sale of a royalty in Q4 of 2015 when compared to Q4 of 2016.
General and administrative	$37,335	In Q4 2014, the company was preparing a DFS for the Nyngan Scandium project and resulted in higher G&A in that period.
Travel & entertainment	$16,403	In Q4 2015 the Company incurred travel costs associated
with the sale of a royalty as well as visiting Australia to work on the Nyngan Scandium project DFS. No similar costs were
		incurred during Q4 2016.
Foreign exchange loss	$4,907	Funds were held in Australian dollars subsequent to the receipt of Research & Development ("R&D") Tax Incentive refund. These funds increased in value in Q4 2016 resulting in this favorable variance.
Insurance	$793	Quarter to quarter expenses were similar with a slightly favorable variance being recognized in Q4 2016.
Amortization	$631	Certain fixed assets were fully depreciated towards the end of 2015 resulting in lower costs in 2016.
Consulting	($2,500)	This unfavorable variance is due to a one-ime charge being incurred in 2016.
Salaries and benefits	($22,658)	The Company, hired a new employee in Q3 2016 which resulted in this Q4 un-favorable variance.

Q4 2016 vs. Q4 2015 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Write-off of mineral property interests	($238,670)	It was decided in Q4 of 2016 to write-off the Tordal property in Norway. There were no write-offs in Q4 of 2015.
Cost allocable to non-controlling interest in a subsidiary	($241,230)	The lower costs for exploration in 2016 due to the receipt of Research & Development ("R&D") Tax Incentive refund led to lower recovery in Q4 2016 when compared to Q4 2015.

Results of Operations for the Year ended December 31, 2016

The net loss for the year decreased by $662,003 to $2,108,428 from $2,770,431 in the prior year, mainly as a result of decreased exploration costs as we finalized the Nyngan DFS early in 2016, receiving a research and development refund from the New South Wales government and no longer having debt on our balance sheet in 2016. Details of the individual items contributing to the decreased net loss are as follows:

2016 vs. 2015 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$487,823	In 2016, the Company received a refund from the Australian
government for research and development with respect to the
Nyngan Scandium project. Also, costs in 2016 were lower
due to the completion of the DFS early in the year whereas
		the majority of the DFS costs were incurred during 2015.
Stock-based compensation	$203,790	The number of options issued in 2015 and 2016 were about
the same but in 2015 the Company, with shareholder
approval, extended the life of 4,300,000 options resulting in higher expenses this year. No such extension has taken place
		in 2016.
Interest expense	$226,141	The Company held no debt in 2016, while in 2015 an interest-bearing note was in place until repaid in Q2 of that year.
Professional fees	$71,779	The 2015 costs are higher due to legal fees and guidance required on the sale of a royalty in Q4 of 2015.
Foreign exchange loss	$10,443	More stable foreign exchange in 2016 resulted in this favorable variance.

2016 vs. 2015 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
General and administrative	$9,727	Higher G&A costs in the year ended December 31, 2015 are a result of higher patent fees, marketing costs and IT support when compared to 2016.
Travel and entertainment	$6,060	In 2015 more travel was incurred due to the activity around the preparation of the Nyngan Scandium project DFS.
Amortization	$983	Certain fixed assets were fully depreciated towards the end of 2015 resulting in lower costs in 2016.
Insurance	($12,408)	The Company in 2015 received a refund due to a Worker’s Compensation audit which resulted in the lower costs in that year. Without this favorable outcome, costs would have been relatively the same.
Costs allocable to non-controlling interest in a subsidiary	($49,338)	The lower loss in 2016 means lower costs allocable to the non-controlling interest in our Australian entities.
Salaries and benefits	($54,327)	In 2016 the Company hired an additional staff position midway through the year.
Write-off of mineral property interests	($238,670)	It was decided in Q4 of 2016 to write-off the Tordal property in Norway. There were no write-offs in 2015.

Cash flow discussion for the year ended December 31, 2016 compared to December 31, 2015

The cash outflow from operating activities decreased by $382,310 to $1,631,285 (2015 – $2,013,595) due to lower costs incurred in preparing the definitive feasibility study.

Cash flows from investing activities decreased by $2,073,157 to ($3,157) (2015 – $2,070,000) due to the sale of a royalty on the Australian projects in 2015.

Cash inflows from financing activities decreased by $1,775,885 to Nil (2015 - $1,775,885) as a result of no share issues or option exercises in 2016.

Summary of quarterly results (US$)

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales Net Income (Loss)	- (198,183)	- (333,031)	- (496,118)	- (1,081,096)	- 1,163,542	- (503,537)	- (632,698)	- (470,654)

Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)

Financial Position

Cash

The decrease in cash of $1,634,442 to $615,234 (2015 - $2,249,676) results from the completion of the Nyngan Scandium project DFS and no financing activities in 2016.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The increase of $307 to $2,918 at December 31, 2016 (2015 - $2,611) is due to the purchase of new computer hardware items.

Mineral interests

Mineral interests decreased by $238,670 to $704,053 at December 31, 2016 (2015 - $942,723) due to the write-off of the Tordal property in Norway.

Notes Payable and Accrued Liabilities

Notes payable and accrued liabilities have decreased by $165,978 to $41,353 at December 31, 2016 (2015 – $207,331) as the Nyngan Scandium project DFS was in full activity over the last months of 2015 and early 2016.

Capital Stock

Capital stock remained the same at $91,142,335 for both year-ends.

Additional paid-in capital increased by $469,434 to $6,844,671 (2015 - $6,375,237) as a result of stock options expensing.

Treasury shares remained at $1,264,194 through the 2015 fiscal period.

Off-balance sheet arrangements

At December 31, 2016, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Additional Information and Accounting Pronouncements

Outstanding share data

At March 13, 2017 we had 227,372,200 issued and outstanding common shares, 24,595,000 outstanding stock options at a weighted average exercise price of C$0.17. No warrants are outstanding at March 13, 2017.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for annual periods beginning after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

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

Accounting Standards Update 2016 -01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for annual periods beginning after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective for annual periods beginning after December 16, 2016. The Company has adopted this policy and it has had little impact on the presentation of its financial statements.

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this policy and it has had little impact on the presentation of its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2016 and 2015 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2016.

Changes in Internal Control.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. OTHER INFORMATION None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2017 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2017, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2016 and 2015 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)
3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(1)	2008 Stock Option Plan
10.2(3)	2015 Stock Option Plan
10.3(1)	Management Contract with George Putnam dated May 1, 2010
10.4(4)	Management Contract with Edward Dickinson dated August 13, 2011
10.5(5)	Loan Agreement dated June 24, 2014
21.1(6)	List of Subsidiaries
23.1(6)	Consent of Davidson & Company LLP
23.2(6)	Consent of Stuart Hutchin
23.3(6)	Consent of Dean Basile
23.4(6)	Consent of Geoffrey Duckworth
31.1(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer

31.2(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

(1) Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
(2) Previously filed as exhibits to the Form 10-K filed February 27, 2015 and incorporated herein by reference.
(3)Previously filed as Schedule “A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
(4)Previously filed as an exhibit to the Form 10-K/A filed May 1, 2014 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Form 10-Q filed August 12, 2014 and incorporated herein by reference.
(6) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Date:	March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	March 16, 2017
George Putnam

/s/ William Harris	Chairman and Director	March 16, 2017
William Harris

/s/ James Rothwell	Director	March 16, 2017
James Rothwell

/s/ Willem Duyvesteyn	Director	March 16, 2017
Willem Duyvesteyn

/s/ Warren Davis	Director	March 16, 2017
Warren Davis

/s/ Barry Davies	Director	March 16, 2017
Barry Davies

/s/ Andrew Greig	Director	March 16, 2017
Andrew Greig

	Principal Accounting Officer and	March 16, 2017
/s/ Edward Dickinson	Principal Financial Officer
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

We have audited the accompanying consolidated financial statements of Scandium International Mining Corp. (the "Company"), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in equity for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Scandium International Mining Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Scandium International Mining Corp. has suffered recurring losses from operations. This matter, along with other matters set forth in Note 1, indicate the existence of material uncertainties that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

March 16, 2017

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2016	December 31, 2015

ASSETS

Current
Cash	$615,234	$2,249,676
Prepaid expenses and receivables	51,227	107,529

Total Current Assets	666,461	2,357,205

Equipment (Note 3)	2,918	2,611
Mineral property interests (Note 4)	704,053	942,723

Total Assets	$1,373,432	$3,302,539

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$27,649	$196,322
Accounts payable with related parties (Note 5)	13,704	11,009

Total Liabilities	41,353	207,331

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 225,047,200 (2015 – 225,047,200))	91,142,335	91,142,335
Treasury stock (Note 7) (1,033,333 common shares) (2015 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,844,671	6,375,237
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(93,446,610)	(91,338,182)

Total Stockholders’ Equity	2,422,802	4,061,796

Non-controlling Interest in a Subsidiary (Note 11)	(1,090,723)	(966,588)

Total Equity	1,332,079	3,095,208

Total Liabilities and Equity	$1,373,432	$3,302,539

Nature and continuance of operations (Note 1)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(Expressed in US Dollars)

	December 31,	December 31,
Years ended	2016	2015

EXPENSES
Amortization (Note 3)	$2,850	$3,833
Consulting (Note 5)	102,000	102,000
Exploration	509,854	997,677
General and administrative	185,336	195,063
Insurance	33,224	20,816
Professional fees	96,007	167,786
Salaries and benefits	516,361	462,034
Stock-based compensation (Note 6)	469,434	673,224
Travel and entertainment	54,988	61,048

	(1,970,054)	(2,683,481)

Foreign exchange loss	(23,839)	(34,282)
Write-off of mineral property (Note 4)	(238,670)	-
Interest expense	-	(226,141)

	(262,509)	(260,423)

Loss and comprehensive loss for the year	(2,232,563)	(2,943,904)

Costs allocable to non-controlling interest in a subsidiary	124,135	173,473

Loss and comprehensive loss for the year attributable to Scandium International Mining Corp.	$(2,108,428)	$(2,770,431)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	225,047,200	211,264,568

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended	December 31,	December 31,
	2016	2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(2,232,563)	$(2,943,904)
Items not affecting cash:
Amortization	2,850	3,833
Stock-based compensation	469,434	673,224
Shares issued in settlement of interest payable	-	169,262
Write-off of mineral property	238,670	-

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	56,302	(50,096)
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(165,978)	134,086
	(1,631,285)	(2,013,595)
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
Equipment purchase	(3,157)	-
Sale of royalty	-	2,070,000
	(3,157)	2,070,000

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	1,812,047
Share issuance costs	-	(60,000)
Options exercised for common shares	-	23,838
	-	1,775,885

Change in cash during the year	(1,634,442)	1,832,290
Cash, beginning of year	2,249,676	417,386

Cash, end of year	$615,234	$2,249,676

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in Capital	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock			Loss			Subsidiary	Total Equity

Balance, December 31, 2014	198,604,790	$89,186,471	$2,419,615	$(1,264,194)	$(853,400)	$(88,567,751)	$920,741	$-	$920,741
Private placements	23,654,930	1,812,047	-	-	-	-	1,812,047	-	1,812,047
Shares issued in settlement of debt	2,237,480	169,262	-	-	-	-	169,262	-	169,262
Share issue costs	-	(60,000)	-	-	-	-	(60,000)	-	(60,000)
Stock options exercised	550,000	34,555	(10,717)	-	-	-	23,838	-	23,838
Stock-based compensation	-	-	673,224	-	-	-	673,224	-	673,224
Sale of 20% of Australian subsidiary	-	-	3,293,115	-	-	-	3,293,115	(793,115)	2,500,000
Loss for the year	-	-	-	-	-	(2,770,431)	(2,770,431)	(173,473)	(2,943,904)
Balance, December 31, 2015	225,047,200	91,142,335	6,375,237	(1,264,194)	(853,400)	(91,338,182)	4,061,796	(966,588)	3,095,208
Stock-based compensation	-	-	469,434	-	-	-	469,434	-	469,434
Loss for the year	-	-	-	-	-	(2,108,428)	(2,108,428)	(124,135)	(2,232,563)
Balance, December 31, 2016	225,047,200	$91,142,335	$6,844,671	$(1,264,194)	$(853,400)	$(93,446,610)	$2,422,802	$(1,090,723)	$1,332,079

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Scandium International Mining Corp. (the “Company”) is a specialty metals and alloys company focusing on scandium and other specialty metals.

The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

The Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

In fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds the Nyngan and Honeybugle properties. Accordingly, the Company holds an 80% interest in its Australian subsidiary as at year end (Note 11).

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. In the event that additional financial support is not received or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

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

The Company considers itself to be an exploration stage company and will consider the transition to development stage after it receives a mining lease for its Nyngan Scandium project from the Mines Department of New South Wales, Australia, funding to begin mine construction, and board approval.

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
December 31, 2016
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

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2016 and 2015 there were no warrants outstanding and 21,820,000 options (2015 – 17,610,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

i)	Foreign exchange

The Company's and subsidiaries’ functional currency is the USD. Any monetary assets and liabilities that are in a currency other than the USD are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions USD are included in current results of operations. Fixed assets and mineral properties have been translated at historical rates, rate on the date of the transaction.

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

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in two commercial banks, one in Chicago, Illinois, United States of America and the other in Melbourne, Victoria, Australia.

l)	Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2016 and 2015, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

m)	Fair value of financial assets and liabilities

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$615,234	$615,234	$—	$—

Total	$615,234	$615,234	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, accounts payable to related parties and promissory notes payable approximate their fair value due to their short-term nature.

The fair values of cash are determined through market, observable and corroborated sources.

n)	Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for annual periods beginning after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for annual periods beginning after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company is reviewing this update to determine the impact it may have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective for annual periods beginning after December 16, 2016. The Company has adopted this policy and it has had no impact on the presentation of its financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this policy and it has had no impact on the presentation of its financial statements.

Accounting Standards Update 2015-01 - Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This Update is part of an initiative to reduce complexity in accounting standards (the Simplification Initiative). This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this policy and it has had no impact on the presentation of its financial statements.

Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). This accounting pronouncement provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The policy is effective for annual periods ending after December 15, 2016. The Company has adopted this policy which has had no impact on the presentation of its financial statements.

3.	EQUIPMENT

2016

	December 31,			December 31,
	2015 Net Book	Additions		2016 Net Book
	Value	(disposals)	Amortization	Value
Computer equipment	$1,017	$3,157	$(1,256)	$2,918
Office equipment	1,594	-	(1,594)	-

	$2,611	$3,157	$(2,850)	$2,918

2015
	December 31,			December 31,
	2014 Net Book	Additions		2015 Net Book
	Value	(disposals)	Amortization	Value
Computer equipment	$1,696	$-	$(679)	$1,017
Office equipment	4,748	-	(3,154)	1,594

	$6,444	$-	$(3,833)	$2,611

4.	MINERAL PROPERTY INTERESTS

Scandium and
December 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Write-off of Tordal property	(238,670)
Balance December 31, 2016	$704,053

Scandium and
December 31, 2015	other

Acquisition costs

Balance, December 31, 2014	$3,012,723
Sale of royalty	(2,070,000)
Balance December 31, 2015	$942,723

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

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

During fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds title to both the Nyngan and Honeybugle properties (Note 11).

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

Tørdal and Evje-Iveland properties, Norway

During 2012 the Company entered into an option agreement with REE Mining AS (“REE”) to earn up to a 100% interest in the Tørdal and Evje-Iveland properties pursuant to which the Company paid $130,000 and issued 1,000,000 common shares valued at $40,000. The Company subsequently renegotiated the payments required to earn the interest and the Evje-Iveland property was removed from the option agreement. Pursuant to the amendment, the Company earned a 100% interest in the Tørdal property by paying an additional $35,000 and granting a 1% Net Smelter Return (“NSR”) payable to REE. In December 2016 it was decided to write-off the Company’s interest in the Tordal property.

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company expensed $366,923 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2015, the Company expensed $517,934 for stock options issued to Company directors.

During each of the years ended December 31, 2016 and December 31, 2015 the Company paid a consulting fee of $102,000 to one of its directors.

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On September 1, 2015, the Company issued 1,982,850 common shares at a value of C$0.10 per common share for total proceeds of C$198,285 ($150,000).

On August 31, 2015, the Company issued 2,237,480 common shares at a value of C$0.10 per common share in settlement of interest payable on a promissory note with a fair value of C$223,748 ($169,262).

On August 24, 2015, the Company issued 21,672,080 common shares at a value of C$0.10 per common share for total proceeds of C$2,167,208 ($1,662,047). The Company paid $60,000 in share issuance costs with regard to this common share issue.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option transactions are summarized as follows:

	Stock Options
		Weighted average
		exercise price in
	Number	Canadian $

Outstanding, December 31, 2014	15,378,750	$0.11
Granted	5,350,000	0.14
Cancelled	(2,568,750)	0.16
Exercised	(550,000)	0.05

Outstanding, December 31, 2015	17,610,000	0.12
Granted	5,260,000	0.14
Expired	(1,050,000)	0.24

Outstanding, December 31, 2016	21,820,000	$0.11

Number currently exercisable	21,166,500	$0.11

As at December 31, 2016, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in
	(exercisable)	(outstanding)	Canadian $	Expiry Date

Options
	4,300,000	4,300,000	0.100	November 5, 2020*
	2,285,000	2,285,000	0.080	April 24, 2017
	150,000	150,000	0.120	July 25, 2017
	1,400,000	1,400,000	0.070	August 8, 2017
	1,000,000	1,000,000	0.100	May 9, 2018
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,260,000	3,450,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,636,500	4,860,000	0.130	February 8, 2021
	160,000	400,000	0.200	June 14, 2021

	21,166,500	21,820,000

* These options were extended by the Company shareholders at the Company’s annual meeting in October 2015. The Company recognized an additional expense of $281,962 related to this extension. Black-Scholes option pricing model assumptions used were a risk-free interest rate of 1.49%, expected life of 5 years, with a 0.00% forfeiture and dividend rate as well as a volatility rate of 145.92% .

As at December 31, 2016 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $922,412 (2015 - $489,509).

Stock-based compensation

During the year ended December 31, 2016, the Company recognized stock-based compensation of $469,434 (December 31, 2015 - $673,224) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There was a corresponding entry to additional paid in capital. There were 5,260,000 stock options granted during the year ended December 31, 2016 (December 31, 2015 – 5,350,000).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The weighted average fair value of the options granted in the year was C$0.12 (2015 - C$0.14) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of options granted are as follows:

	2016	2015

Risk-free interest rate	1.13%	1.02%
Expected life	5 years	5 years
Volatility	141.12%	145.72%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7.	TREASURY STOCK

	Number	Amount
Treasury shares, December 31, 2016, 2015 and 2014	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2016	Norway	Australia	United States	Total
Equipment	$-	$-	$2,918	$2,918
Mineral property interests	-	704,053	-	704,053
	$-	$704,053	$2,918	$706,971

December 31, 2015	Norway	Australia	United States	Total
Equipment	$-	$-	$2,611	$2,611
Mineral property interests	238,670	704,053	-	942,723
	$238,670	$704,053	$2,611	$945,334

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

9.	DEFERRED INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2016	2015

Loss before income taxes	$(2,108,428)	$(2,770,431)

Expected income tax (recovery)	(548,000)	(720,000)
Change in statutory, foreign tax, foreign exchange rates and other	(439,000)	(24,000)
Permanent difference	90,000	130,000
Adjustment to prior years provision versus statutory tax returns	-	1,055,000
Change in unrecognized deductible temporary differences	897,000	(441,000)
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows;

	2016	2015
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,527,000	$745,000
Property and equipment	63,000	61,000
Share issue costs	13,000	27,000
Marketable securities	19,000	19,000
Allowable capital losses	1,786,000	1,935,000
Non-capital losses available for future periods	3,533,000	3,257,000
	6,941,000	6,044,000
Unrecognized deferred tax assets	(6,941,000)	(6,044,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2016	Expiry Date	2015	Expiry Date
		Range		Range
Temporary Differences
Exploration and evaluation assets	$5,848,000	No expiry date	$2,866,000	No expiry date
Property and equipment	244,000	No expiry date	236,000	No expiry date
Share issue costs	48,000	2036 to 2039	104,000	2035 to 2038
Marketable securities	145,000	No expiry date	145,000	No expiry date
Allowable capital losses	6,870,000	No expiry date	7,442,000	No expiry date
Non-capital losses available for future periods	13,509,000	2017 to 2036	12,166,000	2016 to 2035

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

		2016	2015
Cash paid during the year for interest	$		$56,250
Cash paid during the year for income taxes		$-	$-

There were no significant non-cash transactions for the year ended December 31, 2016.

In the year ending December 31, 2015 the Company exchanged a loan of $2,500,000 for a 20% interest in its Australian subsidiary which hold both the Nyngan and Honeybugle properties resulting in initial non-controlling interests of $793,115.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Expressed in US Dollars)

11.	EMC METALS AUSTRALIA PTY LTD

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

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at the then prevailing market prices, rather than continue with ownership at the project level.

EMC Australia is consolidated in the Company’s Consolidated Financial Statements for the year ended December 31, 2016.

December 31,
Year ended	2015
Loss attributable to Scandium International Mining Corp. Shareholders	$(2,770,431)
Increase in Scandium International Mining Corp additional paid in capital on disposal of 20% of subsidiary	3,293,115
Change from loss to Scandium International Mining Corp. shareholders and transfers from non- controlling interests	$522,684

12.	Subsequent event

Subsequent to December 31, 2016, the Company granted 5,100,000 stock options exercisable at C$0.37 for a period of 5 years expiring on February 21, 2022.

Subsequent to December 31, 2016, 2,380,000 stock options were exercised raising C$181,400.