Form 10-Q
period 2017-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2017-05-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 12, 2017, the registrant’s outstanding common stock consisted of 229,486,261 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2017	December 31, 2016

ASSETS
Current
Cash	$798,037	$615,234
Prepaid expenses and receivables	36,011	51,227
Total Current Assets	834,048	666,461
Equipment (Note 3)	2,643	2,918
Mineral property interests (Note 4)	704,053	704,053
Total Assets	$1,540,744	$1,373,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$39,015	$27,649
Accounts payable with related parties (Note 5)	-	13,704

Total Liabilities	39,015	41,353

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 229,151,261 (2016 – 225,047,200))	91,766,489	91,142,335
Treasury stock (Note 7) (1,033,333 common shares)(2016 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	7,728,451	6,844,671
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(94,774,376)	(93,446,610)
Total Stockholders’ Equity	2,602,970	2,422,802
Non-controlling Interest in a Subsidiary (Note 9)	(1,101,241)	(1,090,723)
Total Equity	1,501,729	1,332,079
Total Liabilities and Equity	$1,540,744	$1,373,432

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

3 month period ended	March 31, 2017	March 31, 2016

EXPENSES
Amortization (Note 3)	$275	$1,064
Consulting	26,400	25,500
Exploration	14,525	512,289
General and administrative	58,422	78,986
Insurance	7,191	8,551
Professional fees	2,645	26,269
Salaries and benefits	151,643	115,924
Stock-based compensation (Note 6)	1,075,968	395,813
Travel and entertainment	21,677	15,997

	(1,358,746)	(1,180,393)

Foreign exchange gain	20,462	137

Loss and comprehensive loss for the period	(1,338,284)	(1,180,256)

Costs allocable to non-controlling interest in a subsidiary	10,518	99,160

Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(1,327,766)	$(1,081,096)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	226,296,998	225,047,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,338,284)	$(1,180,256)
Items not affecting cash:
Amortization	275	1,064
Stock-based compensation	1,075,968	395,813

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	15,216	(15,676)
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(2,338)	(115,733)
	(249,163)	(914,788)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	-	(3,157)
	-	(3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	261,375	-
Options exercised for common shares	170,591	-
	431,966	-

Change in cash during the period	182,803	(917,945)
Cash, beginning of period	615,234	2,249,676

Cash, end of period	$798,037	$1,131,731

	2017	2016

Cash paid during the 3 month period for interest	$-	$-

Cash paid during the 3 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2015	225,047,200	$91,142,335	$6,375,237	$(1,264,194)	$(853,400)	$(91,338,182)	$4,061,796	$(966,588)	$3,095,208
Stock-based compensation	-	-	469,434	-	-	-	469,434	-	469,434
Loss for the year	-	-	-	-	-	(2,108,428)	(2,108,428)	(124,135)	(2,232,563)
Balance, December 31, 2016	225,047,200	91,142,335	6,844,671	(1,264,194)	(853,400)	(93,446,610)	2,422,802	(1,090,723)	1,332,079
Private placement	1,179,061	261,375	-	-	-	-	261,375	-	261,375
Options exercised	2,925,000	362,779	(192,188)	-	-	-	170,591	-	170,591
Stock-based compensation	-	-	1,075,968	-	-	-	1,075,968	-	1,075,968
Loss for the period	-	-	-	-	-	(1,327,766)	(1,327,766)	(10,518)	(1,338,284)
Balance, March 31, 2017	229,151,261	$91,766,489	$7,728,451	$(1,264,194)	$(853,400)	$(94,774,376)	$2,602,970	$(1,101,241)	$1,501,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 and with our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Operating results for the three-month period ended March 31, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Wolfram Jack Mining Corp., and The Technology Store, Inc. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC Metals Australia Pty Ltd., from the date the 20% interest was disposed by the Company (Note 9). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

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

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$798,037	$798,037	$—	$—

Total	$798,037	$798,037	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2016-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for annual periods beginning after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has reviewed this update and determined there was no impact on its financial statements.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

	December 31,	Additions
	2016 Net Book	(disposals)		March 31, 2017
	Value	(write-offs)	Amortization	Net Book Value
Computer equipment	$2,918	$-	$(275)	$2,643

	December 31,	Additions		December 31,
	2015 Net Book	(disposals)		2016 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$1,017	$3,157	$(1,256)	$2,918
Office equipment	1,594	-	(1,594)	-

	$2,611	$3,157	$(2,850)	$2,918

4.	MINERAL PROPERTY INTERESTS

Scandium and
March 31, 2017	other

Acquisition costs

Balance, December 31, 2016	$704,053
Additions	-
Balance March 31, 2017	$704,053

Scandium and
December 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Write-off of Tordal property	(238,670)
Balance December 31, 2016	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 80% interest in its Australian subsidiary which holds title to the Nyngan property (Note 9).

Royalties attached to the Nyngan property include, a 0.7% royalty on gross mineral sales on the property, a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable to Jervois for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

The Company holds a 80% interest in its Australian subsidiary which holds title to the Honeybugle properties (Note 9).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Tørdal and Evje-Iveland properties, Norway

In December 2016, it was decided to write-off the Company’s interest, $238,670, in the Tordal property.

5.	RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2016, the Company expensed $301,363 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2017, the Company paid a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2016, the Company paid a consulting fee of $25,500 to one of its directors.

As at March 31, 2017, the Company owed $Nil to various directors and officers of the Company. (December 31, 2016 - $13,704)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 17, 2017, the Company issued 1,179,061 common shares at a value of C$0.29 per common share for total proceeds of C$341,928 ($261,375).

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2015	17,610,000	$0.12
Granted	5,260,000	0.14
Exercised	(1,050,000)	0.24

Outstanding, December 31, 2016	21,820,000	0.11
Granted	5,100,000	0.37
Exercised	(2,925,000)	0.08

Outstanding, March 31, 2017	23,995,000	$0.17

Number currently exercisable	22,436,000	$0.16

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…) As at March 31, 2017, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	4,300,000	4,300,000	0.100	November 5, 2020
	385,000	385,000	0.080	April 24, 2017**
	125,000	125,000	0.120	July 25, 2017***
	400,000	400,000	0.070	August 8, 2017
	1,000,000	1,000,000	0.100	May 9, 2018
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,260,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,860,000	4,711,000	0.130	February 8, 2021
	400,000	160,000	0.200	June 14, 2021
	5,100,000	4,120,000	0.370	February 21, 2022

	23,995,000	22,436,000

** 260,000 of these options were exercised prior to April 24, 2017. The remaining 125,000 expired unexercised.
***50,000 of these options were exercised in April 2017.

As at March 31, 2017 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $3,620,064 (December 31,2016 - $922,412).

Stock-based compensation

During the 3-month period ended March 31, 2017, the Company recognized stock-based compensation of $1,075,968 (March 31, 2016 - $395,813) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 5,100,000 stock options issued during the 3-month period ended March 31, 2017 (March 31, 2016 – 4,860,000).

The weighted average fair value of the options granted in the quarter was C$0.37 (2016 - C$0.13) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2016	2016

Risk-free interest rate	1.48%	1.14%
Expected life	5 years	5 years
Volatility	137.16%	141.21%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, March 31, 2017 and December 31 2016	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Expressed in US Dollars) (Unaudited)

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2017	Australia	United States	Total
Equipment	$-	$2,643	$2,643
Mineral property interests	704,053	-	704,053
	$704,053	$2,643	$706,696

December 31, 2016	Australia	United States	Total
Equipment	$-	$2,918	$2,918
Mineral property interests	704,053	-	704,053
	$704,053	$2,918	$706,971

9.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015, the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with the Company holding an 80% ownership interest. EMC Australia holds the Company’s interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. As both of these two development milestones are now met, SIL has become fully participating as to their share of project costs.

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level. Conversion has not been elected as of May 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2016 and March 31, 2017 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this Quarterly Report on Form 10-Q.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles, as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of May 9, 2017 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated Scandium recoveries, production rates, Scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for Scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of Scandium reserves and resources; the possibility that required permits may not be obtained on a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, should change.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold an exploration stage property in Australia, known as the “Honeybugle scandium property”.

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia”), which also holds the Honeybugle scandium property.

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, the Company currently holds an 80% equity interest in its Australian subsidiary, with SIL holding a 20% interest. EMC Australia is operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR (the report was filed on May 6, 2016), and (2) receiving a Mining lease on either joint venture property). As both of these two development milestones are now met, SIL becomes fully participating as to their share of project cost.

Completion of the development milestones by the Company, as described above, has triggered a limited period option whereby SIL can elect to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices. Conversion has not been elected as of May 9, 2017.

During the first quarter of 2017, we focused on Nyngan Scandium Project activities including scandium marketing arrangements and application for a mining lease with NSW Mines Department.

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

Figure 1: Location of Nyngan Project

Figure 2: Location of the Exploration Licenses

Nyngan Feasibility Study

On April 18, 2016 the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

The Feasibility Study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0% -99.8%, generating an after tax cumulative cash flow over a 20 year Project life of US$629 million, with an NPV10% of US$177 million. The average process plant feed grade over the 20 year Project life is 409ppm of scandium.

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

Nyngan Scandium Project Highlights

  Capital cost estimate for the Project is US$87.1 million,
  Annual scandium oxide product volume averages 37,690 kg per year, over 20 years,
  Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
  Operating cost estimate for the Project is US$557/kg scandium oxide,
  Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
  Project Constant Dollar IRR is 33.1%,
  Oxide product grades of 98-99.8%, as based on customer requirements,
  Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut- off in the measured and indicated categories, and
  Project Reserve totalling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (“HPAL”), counter-current decant circuits, solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addresses all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

  Pressure leach test work achieved 88% recoveries, from larger volume tests,
  Settling characteristics of leach discharge slurry show substantial improvement,
  Residue neutralization work meets or exceeds all environmental requirements as presented in the DFS and the environmental impact statement,
  Solvent extraction circuit optimization tests generated improved performance, exceeding 99% recovery in single pass systems, and
  Product finish circuits produced 99.8% scandium oxide, completing the recovery process from Nyngan ore to finished scandia product.

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales, Australia, Department of Planning and Environment, (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s 80% owned subsidiary, EMC Australia, to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on Friday, April 29, 2016.

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

EIS Discussion:

The EIS is the foundation document submitted by a developer intending to build a mine facility in Australia. The Nyngan Scandium Project is considered a State Significant Project, in that capital cost exceeds A$30 million, which means State agencies are designated to manage the investigation and approval process for granting a Development Consent, from the Minister of Planning and Environment. This Department will manage the review of the Proposal through a number of State and local governmental agencies.

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

On May 5, 2017 the Company announced that EMC Metals Australia had been granted a Mining Lease. The Mining Lease (“ML”) overlays select areas previously covered by two Exploration Licenses. The ML was granted by the NSW Minister for Resource and Development on May 3, 2017, and represents the final major development approval required from the NSW Government to begin construction on the project. The ML is awarded after all environmental work has been completed and reviewed, all social implications of project development have been considered, and the NSW Environmental Minister has issued a Development Consent, received in November 2016. The ML grant reflects the further review that the State resource value has been considered and approved for extraction based on mine development plans. The ML is issued for a period of 21 years, and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

In addition to these two key governmental approvals, other required licenses and permits must be aquired but are considered routine and require only compliance with fixed standards and objective measurements. These remaining key license approvals are:

  An Environment Protection License,
  Water Supply Works and Use Approval and Water Access License,
  A Section 138 Permit issued by the Bogan Shire Council, for construction of the intersection of the Site Access Road and Gilgai Road,
  An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
  A high voltage connection agreement with Essential Energy.

The Company intends to continue to follow and support the progress of governmental agency reviews.

ALCERECO MOU and Offtake Agreements

On March 30, 2015, the Company announced that it had signed a memorandum of understanding (“ALCERECO MOU”) with ALCERECO Inc. of Kingston, Ontario (ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for Sc-Al alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies prices, delivery volumes and timeframes for commencement of delivery of scandium oxide product.

Scandium, as an alloying agent in aluminum, allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum based materials. This means lighter structures, lower manufacturing costs and improved performance in areas where aluminum alloys are used today, and in some cases where they cannot be used today.

  The ALCERECO MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium,
  The ALCERECO MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Sc-Al alloy materials,
  The offtake agreement outlines standard sale terms on 7,500 kg of scandia per annum, for a term of three years, which can be extended, and
  The offtake agreement contains both fixed and variable pricing components, which are subject to confidentiality.

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

Nyngan Scandium Project - Planned Activities for 2017-2018

The following steps are planned for Nyngan during the 2017 and 2018 Calendar years:

  Obtain a Mining Lease pertaining to the Nyngan Scandium Project with NSW Department of Trade and industry (the ML was granted on May 3, 2017),
  Pursue additional offtake agreements in support of planned future scandium sales,
  Extend the start date on the ALCERECO offtake agreement, to correspond to delays in the original start date for Nyngan Project scandium oxide production,
  Seek project financing to fund the construction of the Nyngan Scandium Project for drawdown after the granting of a Mining Lease from NSW for the mine development,
  Commence site construction during in late 2017, with anticipated construction completion over 18 months, and
  Initiate project commissioning in Q4 2018, product production in Q1 2019, and with product available for sale by the end of Q1 2019.

Other Properties Review

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

º	Highlights of initial drilling program results include the following: The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11),
º	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
º

The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling,

º	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
º	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

Other Developments – First Quarter 2017

Weston Master Alloy MOU: On March 2, 2017 we announced the signing of a Memorandum of Understanding (“Weston MOU”) with Weston Aluminium Pty Ltd ("Weston") of Chatswood, NSW, Australia. The Weston MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

The Weston MOU outlines steps to jointly establish the manufacturing parameters, metallurgical processes, and capital requirements to convert Nyngan Scandium Project scandium product into Master Alloy, on Weston's existing production site in NSW. The Weston MOU does not include a binding contract with commercial terms at this stage, although the intent is to pursue the necessary technical elements to arrive at a commercial contract for conversion of scandium oxide to master alloy, and to do so prior to first mine production from the Nyngan Scandium Project

Stock Option Grants: On February 21, 2017, the Company granted a total of 5,100,000 stock options at an exercise price of C$0.37 per share, exercisable until February 21, 2022, to directors, officers, employees and consultants of the Company.

Private Placements: On March 17, 2017, the Company completed a private placement of 1,179,061 common shares to three individuals for total gross proceeds of C$341,928. No broker fees were paid in connection with the private placement.

Nyngan Mining Lease: On May 5, 2017 the Company announced that EMC Metals Australia had been granted a Mining Lease for the Nyngan Scandium Project. For additional details see Item 2. Principal Properties Review - Nyngan Scandium Project (NSW, Australia) - Environmental Permitting/Development Consent/Mining Lease.

Operating results - Revenues and Expenses

The Company’s results reflect higher operating costs due to the increase in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $501,013 due to the cessation of costs incurred in developing the definitive feasibility study which was completed in early Q2 2016.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales Net Income (Loss) attributable to Scandium Mining Corp. Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	- (1,327,765) (0.01)	- (198,183) (0.00)	- (333,031) (0.00)	- (496,118) (0.00)	- (1,081,096) (0.01)	- (1,163,542) (0.01)	- (503,537) (0.01)	- (632,698) (0.00)

Results of Operations for the three months ended March 31, 2017

The net loss for the quarter was $1,327,766, an increase of $246,670 from $1,081,096 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2017 vs. Q1 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$(680,155)
The increase in stock option compensation
(unfavourable variance) is due primarily to a
higher Company stock price on the date the
options were issued. The price in Q1 2016 was
C$0.13 versus C$0.37 in Q1 2017. Stock price
and stock price volatility are key factors in
computing the compensation expense. There
were also slightly more options issued in Q1
		2017 (5,100,000) than in Q1 2016, (4,860,000).

Q1 2017 vs. Q1 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Costs allocable to non-controlling interest Salaries and benefits Travel and entertainment Consulting Exploration Professional fees General and administrative Foreign exchange	$(88,642) $(35,719) $(5,680) $(900) $497,764 $23,624 $20,564 $20,325

20% of the losses incurred in the Nyngan
Scandium Project are allocated to the minority
partner interest, effectively reducing the
Company loss for the quarter. Lower Nyngan
operating costs in Q1 2017 than in Q1 2016,
resulted in a smaller allocation of losses this
quarter.

In Q2 2016 the Company hired a Vice President
Project and Market Development. There was no
such position in Q1 2016.

Higher travel costs in Q1 2017 as compared to
Q1 2016 are associated with increased Company
presence at the PDAC convention in March.

In Q1 2017, the Company hired a consultant to
review financial procedures. No such costs
were incurred in Q1 2016.

During Q1 2016 there were ongoing costs for
the Nyngan Scandium Project development and
preparation of a DFS on that project. The
Company incurred only $14,525 in the current
quarter.

The favorable variance is due to Q1 2016 costs
reflecting expenditures on the development of
the Nyngan Scandium Project definitive
feasibility study. No such costs were incurred in
Q1 2017.

The lower level of activity in Q1 2017 has
resulted in lower G&A costs. In the comparable
quarter of 2016 activities were increased as the
Company was in the final stages of the
preparation of the definitive feasibility for the
Nyngan Scandium Project.

The Company held considerably more
Australian dollars throughout the first quarter of
2017 than in the comparable quarter of 2016.
The Australian dollar increased in value in Q1
2017 resulting in a foreign exchange gain.

Q1 2017 vs. Q1 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Insurance Amortization	$1,360 $789
Insurance rates for general liability were
lowered by our insurance provider for the
current period when compared to Q1 2016.

Furniture and fixtures at the Reno office were
fully depreciated in 2016 resulting in lower
amortization charges in Q1 2017 when
compared to Q1 2016.

Cash flow discussion for the three-month period ended March 31, 2017 compared to March 31, 2016

The cash outflow for operating activities was $249,163, a decrease of $665,625 (March 31, 2016 – $914,788), due to lower activity levels as described in the variance analysis in addition to a decrease in accounts payable during the period.

Cash outflows for investing activities were $3,157 lower due to the purchase of computer equipment in Q1 2016 (March 31, 2017 - $Nil) (March 31, 2016 – $3,157).

Cash inflows from financing activities reflect the exercise of stock options as well as private placement resulting in an increase of $431,966 when compared to Q1 2016 (March 31, 2015 – (Nil).

Financial Position

Cash

The Company’s cash position increased during the three-month period by $182,803 to $798,037 (December 31, 2016 - $615,234) due to a private placement and the exercise of Company stock options.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $15,216 to $36,011 due to value added tax in Australia that was paid in Q1 2017 (December 31, 2016 - $51,227).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $275 to $2,643 (December 2016 - $2,918) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $2,338 to $39,015 (December 2016 – $41,353) due to the normal business activities.

Capital Stock

Capital stock increased by $624,154 to $91,766,489 due to a private placement incurring in the quarter and the exercise of Company stock options (December 31, 2016 -$91,142,335).

Additional paid-in capital increased by $884,257, to $7,728,451 (December 31, 2016 - $6,844,671) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At March 31, 2017, the Company had a working capital of $795,033 including cash of $798,037 as compared to a working capital of $625,108 including cash of $615,234 at December 31, 2016.

At March 31, 2017, the Company had a total of 22,436,000 stock options exercisable between CAD$0.07 and CAD$0.37 that have the potential upon exercise to generate a total of C$3,700,030 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 229,486,261 issued and outstanding common shares and 23,535,000 stock options currently outstanding at a weighted average exercise price of CAD$0.17.

Off-balance sheet arrangements

At March 31, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2016, the Company expensed $301,363 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2017, the Company paid a consulting fee of $25,500 for one of its directors. During the 3-month period ended March 31, 2016, the Company paid a consulting fee of $25,500 for one of its directors.

As at March 31, 2017, the Company owed $Nil to various directors and officers of the Company. (December 31, 2016 - $13,704)

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks, one in Vancouver, British Columbia, Canada, one in Mackay, Queensland, Australia and in one in Chicago, Illinois.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2017, the Company completed a private placement of 1,179,061 shares of common stock at a price of C$0.29 per share for total proceeds of C$341,928. The securities were sold to two accredited investors pursuant to Rule 506 of Regulation D and to a non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended.

The proceeds from this financing will be used for general working capital.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2017, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2017

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer