Form 10-Q
period 2017-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2017-08-08
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
As of August 8, 2017, the registrant’s outstanding common stock consisted of 233,139,594 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND QUARTER ENDED JUNE 30, 2017

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2017	December 31, 2016

ASSETS
Current
Cash	$1,128,215	$615,234
Prepaid expenses and receivables	33,513	51,227

Total Current Assets	1,161,728	666,461

Equipment (Note 3)	2,263	2,918
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,868,044	$1,373,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$37,004	$27,649
Accounts payable with related parties (Note 5)	-	13,704
Financing received in advance (Note 10)	752,320	-

Total Liabilities	789,324	41,353

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares;
Issued and outstanding: 229,486,261 (2016 – 225,047,200)	91,813,255	91,142,335
Treasury stock (Note 7) (1,033,333 common shares) (2016 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	7,785,801	6,844,671
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(95,264,679)	(93,446,610)

Total Stockholders’ Equity	2,216,783	2,422,802

Non-controlling Interest in a Subsidiary (Note 9)	(1,138,063)	(1,090,723)

Total Equity	1,078,720	1,332,079

Total Liabilities and Equity	$1,868,044	$1,373,432

Nature and continuance of operations (Note 1)
Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

		Three months		Three months		Six months ended		Six months ended
		ended June 30,		ended June 30,		June 30, 2017		June 30, 2016
		2017		2016

EXPENSES
Amortization (Note 3)		$380		$1,116		$655		$2,180
Consulting		47,067		32,933		73,467		58,433
Exploration		129,814		304,499		144,339		816,788
General and administrative		62,442		30,000		120,864		108,986
Insurance		7,136		8,478		14,327		17,029
Professional fees		38,397		42,033		41,042		68,302
Salaries and benefits		155,184		116,086		306,827		232,010
Stock-based compensation (Note 6)		81,939		22,047		1,157,907		417,860
Travel and entertainment		21,480		12,049		43,157		28,046

		(543,839)		(569,241)		(1,902,585)		(1,749,634)

Foreign exchange gain		16,714		894		37,176		1,031

Loss and comprehensive loss for the period		(527,125)		(568,347)		(1,865,409)		(1,748,603)

Costs allocable to non-controlling interest in a subsidiary		36,822		72,229		47,340		171,389
Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.		$(490,303)		$(496,118)		$(1,818,069)		$(1,577,214)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$	(0.00)	$	(0.00)	$	(0.01)	$	(0.01)

Weighted average number of common shares outstanding		229,425,162		225,047,200		227,869,722		225,047,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

6-month period ended	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,865,409)	$(1,748,603)
Items not affecting cash:
Amortization	655	2,180
Stock-based compensation	1,157,907	417,860

Changes in non-cash working capital items:
Decrease in prepaids and receivables	17,714	68,466
Decrease in accounts payable, accrued liabilities and accounts
payable with related parties	(4,349)	(149,208)
	(693,482)	(1,409,305)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	-	(3,157)
	-	(3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	261,375	-
Options exercised for common shares	192,768	-
Financing received in advance	752,320	-
	1,206,463	-

Change in cash during the period	512,981	(1,412,462)
Cash, beginning of period	615,234	2,249,676

Cash, end of period	$1,128,215	$837,214

	2017	2016
Cash paid during the 6 month period for interest	$-	$-
Cash paid during the 6 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the six month periods ended June 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

								Non-
					Accumulated		Total	controlling
			Additional	Treasury	Other		Stockholders’	Interest
	Number of	Capital	Paid in	Stock	Comprehensive	Deficit	Equity	in a	Total
	Shares	Stock	Capital		Loss			Subsidiary	Equity

Balance, December 31, 2015	225,047,200	$91,142,335	$6,375,237	$(1,264,194)	$(853,400)	$(91,338,182)	$4,061,796	$(966,588)	$3,095,208

Stock-based compensation	-	-	469,434	-	-	-	469,434	-	469,434

Loss for the year	-	-	-	-	-	(2,108,428)	(2,108,428)	(124,135)	(2,232,563)

Balance, December 31, 2016	225,047,200	91,142,335	6,844,671	(1,264,194)	(853,400)	(93,446,610)	2,422,802	(1,090,723)	1,332,079

Private placement	1,179,061	261,375	-	-	-	-	261,375	-	261,375

Options exercised	3,260,000	409,545	(216,777)	-	-	-	192,768	-	192,768

Stock-based compensation	-	-	1,157,907	-	-	-	1,157,907	-	1,157,907

Loss for the period	-	-	-	-	-	(1,818,069)	(1,818,069)	(47,340)	(1,865,409)

Balance, June 30, 2017	229,486,261	$91,813,255	$7,785,801	$(1,264,194)	$(853,400)	$(95,264,679)	$2,216,783	$(1,138,063)	$1,078,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 and with our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Operating results for the six-month period ended June 30, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017.

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
June 30, 2017
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,128,215	$1,128,215	$—	$—

Total	$1,128,215	$1,128,215	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

       Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

	December 31,	Additions
	2016 Net Book	(disposals)		June 30, 2017 Net
	Value	(write-offs)	Amortization	Book Value
Computer equipment	$2,918	$-	$(655)	$2,263

	December 31,	Additions		December 31,
	2015 Net Book	(disposals)		2016 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$1,017	$3,157	$(1,256)	$2,918
Office equipment	1,594	-	(1,594)	-

	$2,611	$3,157	$(2,850)	$2,918

4.	MINERAL PROPERTY INTERESTS

Scandium and
June 30, 2017	other

Acquisition costs

Balance, December 31, 2016	$704,053
Additions	-
Balance June 30, 2017	$704,053

Scandium and
December 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Write-off of Tordal property	(238,670)
Balance December 31, 2016	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 80% interest in its Australian subsidiary which holds title to the Nyngan property (Note 9 & 10).

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

Tørdal property, Norway

In December 2016, it was decided to write-off the Company’s interest, $238,670, in the Tordal property.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Expressed in US Dollars) (Unaudited)

5.	RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2017, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2016, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2017, the Company owed $Nil to various directors and officers of the Company. (December 31, 2016 - $13,704)

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2015	17,610,000	$0.12
Granted	5,260,000	0.14
Exercised	(1,050,000)	0.24

Outstanding, December 31, 2016	21,820,000	0.11
Granted	5,350,000	0.38
Exercised	(3,260,000)	0.08
Expired	(125,000)	0.08

Outstanding, June 30, 2017	23,785,000	$0.18

Number currently exercisable	22,496,000	$0.17

As at June 30, 2017, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	50,000	50,000	0.120	July 25, 2017*
	400,000	400,000	0.070	August 8, 2017
	1,000,000	1,000,000	0.100	May 9, 2018
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,860,000	4,711,000	0.130	February 8, 2021
	400,000	240,000	0.200	June 14, 2021
	5,100,000	4,120,000	0.370	February 21, 2022
	250,000	250,000	0.600	May 11, 2020

	23,785,000	22,496,000

* 25,000 of these options were exercised prior to July 25, 2017 while the remaining 25,000 expired unexercised.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at June 30, 2017 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $2,791,028 (December 31,2016 - $922,412).

Stock-based compensation

During the 6-month period ended June 30, 2017, the Company recognized stock-based compensation of $1,157,907 (June 30, 2016 - $417,860) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 5,350,000 stock options issued during the 6-month period ended June 30, 2017 (June 30, 2016 – 5,260,000).

The weighted average fair value of the options granted in the period was C$0.32 (2016 - C$0.12).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2017	2016

Risk-free interest rate	1.48%	1.13%
Expected life	5 years	5 years
Volatility	137.16%	141.12%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2017 and December 31 2016	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2017	Australia	United States	Total

Equipment	$-	$2,263	$2,263
Mineral property interests	704,053	-	704,053

	$704,053	$2,263	$706,316

December 31, 2016	Australia	United States	Total

Equipment	$-	$2,918	$2,918
Mineral property interests	704,053	-	704,053

	$704,053	$2,918	$706,971

9.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015, the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia” or “EMC-A”), with the Company holding an 80% ownership interest. EMC Australia holds the Company’s interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC Australia is now operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL holds a carried interest in the Nyngan Scandium Project and is not required to contribute cash for the operation of EMC Australia until the Company meets two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. As both of these two development milestones are now met, SIL has become fully participating as to their share of project costs.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Expressed in US Dollars) (Unaudited)

9.	EMC METALS AUSTRALIA PTY LTD (cont’d…)

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

10.	SUBSEQUENT EVENTS

On June 15, 2017 the Company announced the signing of a Memorandum of Understanding (“MOU”) to acquire SIL’s entire 20% ownership of EMC Australia. Pursuant to the MOU the Company proposed to issue 57,371,565 shares of the Company’s common stock to acquire SIL’s shares of EMC-A and increase Company ownership of EMC-A from 80% to 100%.

The MOU also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by SCY in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result the exchange of shares contemplated in the MOU requires a true-up of value as part of the transaction. The true-up value is $420,000, and will be paid to SIL with additional SCY common shares.

The MOU provided that on closing of the transaction the Company and SIL would enter into a nomination rights agreement, whereby SIL would have the right to nominate two directors to the Company Board for so long as they held at least 15% of the Company’s issued and outstanding shares, and one director for so long as they held at least 5% but less than 15% of Company issued and outstanding shares.

The parties subsequently entered into a binding definitive agreement, dated for reference June 30, 2017, which included the terms of the MOU as described.

Closing of the acquisition of the EMC-A shares and payment of the consideration as described above is subject to Toronto Stock Exchange and shareholder approval. The Company has called a Special Meeting of Shareholders to be held September 11, 2017 for the purpose of seeking the approval of shareholders to the transaction with SIL.

In June 2017, the Company received C$1,000,000 for a proposed private placement at C$0.30 per share. The transaction was approved by the Toronto Stock Exchange on August 1, 2017 and shares were issued August 2, 2017.

In July 2017, the Company received an additional C$88,500 for a private placement at C$0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2017 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2017, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 (the “Annual Statements”).

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

The information contained within this report is current as of August 4, 2017 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated Scandium recoveries, production rates, Scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for Scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of Scandium reserves and resources; the possibility that required permits may not be obtained on a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company's Form 10-K filed for the year ended December 31, 2016 under the heading “Risk Factors and Uncertainties, and elsewhere in this Form 10-Q. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, should change.

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing the production and sales of scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. In order to reflect our emphasis on mining for scandium, effective November 19, 2014, we changed our name to Scandium International Mining Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

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

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, the Company currently holds an 80% equity interest in its Australian subsidiary, with SIL holding a 20% interest. EMC Australia is operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company meets two development milestones: (1) filing a feasibility study on SEDAR (the report was filed on May 6, 2016), and (2) receiving a Mining lease on either joint venture property (the Mine Lease grant was received May 4, 2017). As both of these two development milestones are now met, SIL becomes fully participating as to their share of project cost.

Completion of the development milestones by the Company, as described above, triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

On June 15, 2017, we announced that we had signed a Memorandum of Understanding (“MOU”) to acquire SIL’s entire 20% ownership of EMC Australia. Pursuant to the MOU the Company proposed to issue 57,371,565 shares of the Company’s common stock to acquire SIL’s shares of EMC-A and increase our ownership of EMC-A from 80% to 100%.

The MOU also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by SCY in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result the exchange of shares contemplated in the MOU requires a true-up of value as part of the transaction. The true-up value is $420,000, and will be paid to SIL with additional SCY common shares.

The MOU provided that on closing of the transaction Scandium and SIL would enter into a nomination rights agreement, whereby SIL would have the right to nominate two directors to the Board for so long as they held at least 15% of Scandium’s issued and outstanding shares, and one director for so long as they held at least 5% but less than 15% of Scandium’s issued and outstanding shares.

The parties subsequently entered into a binding definitive agreement, dated for reference June 30, 2017, which included the terms of the MOU as described.

Closing of the acquisition of the EMC-A shares and payment of the consideration as described above is subject to Toronto Stock Exchange and shareholder approval. The Company has called a Special Meeting of Shareholders to be held September 11, 2017 for the purpose of seeking the approval of shareholders to the transaction with SIL as described above.

During the second quarter of 2017, we focused on Nyngan Scandium Project activities including scandium marketing arrangements and application for a mine lease with NSW Mines Department.

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

Figure 1: Location of Nyngan Project

New South Wales
NYNGAN
Scandium
Nyngan
Moree
Coffs Harbour
Broken Hill
Mildura
Sydney
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
Australia
0 100 200 400km

Figure 2: Location of the Exploration Licenses

500000
505000
510000
515000
NYNGAN
BARRIER HIGHWAY
EL8316
EL6096
BOGAN RIVER
RME Rangott Mineral Exploration
SCANDIUM INTERNATIONAL MINING CORP
EL8316 & EL6096
REGIONAL PLAN
N

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

Confirmatory Metallurgical Test Results

On June 29, 2016, we announced the results of a confirmatory metallurgical test work report from Altrius Engineering Services (AES) of Brisbane, Australia. The test work results directly relate to the list of recommended programs included in the Feasibility Study. AES devised and supervised these test work programs at the SGS laboratory in Perth, Australia and at the Nagrom laboratory in Brisbane, Australia.

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary company, EMC Metals Australia Pty Ltd has signed an Engineering, Procurement and Construction Management ("EPCM") contract with Lycopodium Minerals Pty Ltd ("Lycopodium"), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services.

The EPCM contract ("the Contract") appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium is the principal engineering firm that delivered the latest NI 43-101 technical report on the Project, titled "Feasibility Study-Nyngan Scandium Project", filed on SEDAR on May 4, 2016. Lycopodium's continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

The EPCM contract with Lycopodium consists of two phases: Phase I is pre-notice to proceed ('NTP'), and Phase II is full-NTP. Phase I is a cost-reimbursable period that allows SCY full access to Lycopodium's services and the EPCM team for specific tasks and advance work on long-lead items. Phase II will be initiated with a formal NTP, fully at SCY's discretion, with project funding in place, and will activate the Contract and services as agreed in the scope of work.

Post-NTP, the Contract is cost-reimbursable for labor and other costs, and specifies fixed price components for labor rates, corporate overhead and profit margins ("Fee"), and firm scope (hours) for all EPCM services. A portion (50%) of the Fee is adjustable, based on measured performance on four specified parameters: overall project capital cost performance, schedule performance, safety performance and the overall assessment of Lycopodium's performance by Scandium International. There is also a provision in the Contract to establish a Fee incentive for Lycopodium based on the ramp-up of the Project's production levels, post completion.

Lycopodium has been awarded the majority of the services in this Contract scope, including project management, engineering design and management, procurement services, contracting services, construction management and commissioning. SCY has specified that Knight Piesold Consulting (Brisbane, QLD, Australia) will perform water, earthworks, and tailings systems engineering and design. Knight Piesold were the engineers on these components in the Nyngan DFS as well.

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

On November 10, 2016, the Company announced that the Development Consent had been granted. This Development Consent represents an approval to develop the Nyngan Scandium Project and is based on the EIS. The Development Consent follows an in-depth review of the EIS, the project plan, community impact studies, public EIS exhibition and commentary, and economic viability, and involved more than 12 specialized governmental agencies and groups.

On May 5, 2017, the Company announced that EMC Metals Australia had been granted a Mining Lease. The Mining Lease (“ML”) overlays select areas previously covered by two Exploration Licenses. The ML was granted by the NSW Minister for Resource and Development on May 3, 2017, and represents the final major development approval required from the NSW Government to begin construction on the project. The ML is awarded after all environmental work has been completed and reviewed, all social implications of project development have been considered, and the NSW Environmental Minister has issued a Development Consent, received in November 2016. The ML grant reflects the further review that the State resource value has been considered and approved for extraction based on mine development plans. The ML is issued for a period of 21 years, and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

In addition to these two key governmental approvals, other required licenses and permits must be acquired but are considered routine and require only compliance with fixed standards and objective measurements. These remaining key license approvals are:

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

Weston Master Alloy MOU

On March 2, 2017, we announced the signing of a Memorandum of Understanding (“Weston MOU”) with Weston Aluminium Pty Ltd ("Weston") of Chatswood, NSW, Australia. The Weston MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

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

The following steps are planned for Nyngan during the 2017 and 2018 Calendar years:

  Obtain a Mining Lease pertaining to the Nyngan Scandium Project with NSW Department of Trade and industry (the ML was granted on May 3, 2017),
  Pursue additional offtake agreements in support of planned future scandium sales,
  Seek project financing to fund the construction of the Nyngan Scandium Project,
  Commence site construction in late 2017, with anticipated construction completion over 18 months, and
  Initiate project commissioning in Q4 2018, product production in Q1 2019, and with product available for sale by the end of Q1 2019.

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

Other Developments – Second Quarter 2017

Stock Option Grants: On May 11, 2017, the Company granted a total of 250,000 stock options at an exercise price of C$0.60 per share, exercisable until May 22, 2020, to a consultant of the Company.

Private Placements: On August 1, 2017, the Company completed a private placement of 3,628,333 common shares to three individuals for total gross proceeds of C$1,088,500. No broker fees were paid in connection with the private placement.

Operating results – for the quarter ended June 30, 2017

The Company’s results reflect lower operating costs due to lower exploration costs which was partially offset by increases in salaries, general and administrative costs and stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $100,378 due to the cessation of costs incurred in developing the definitive feasibility study which was completed in early Q2 2016.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 1.

Table 1. Quarterly Results Summary

	2017		2016				2015
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(490,303)	(1,327,766)	(198,183)	(333,031)	(496,118)	(1,081,096)	(1,163,542)	(503,537)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended June 30, 2017

The net loss for the quarter was $490,303, a decrease of $5,815 from $496,118 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q2 2017 vs. Q2 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Exploration	$174,685

During Q2 2016 the Company was incurring costs for the Nyngan Scandium Project development and the preparation of a DFS on that project. In the comparative quarter in 2017 only development costs were being incurred.

Foreign exchange	$15,820

The Company held considerably more Australian and Canadian dollars throughout the second quarter of 2017 than in the comparable quarter of 2016. Both of these currencies increased in value in Q2 2017 resulting in a foreign exchange gain.

Professional fees	$3,636	The favorable variance is due to Q2 2016 costs reflecting expenditures on the development of the Nyngan Scandium Project definitive feasibility study. No such costs were incurred in Q2 2017.

Insurance	$1,342	Insurance rates for general liability were lowered by our insurance provider for the current period when compared to Q2 2016.

Amortization	$736	Furniture and fixtures at the Reno office were fully depreciated in 2016 resulting in lower amortization charges in Q2 2017 when compared to Q2 2016.

Travel and entertainment	$(9,431)	Higher travel costs in Q2 2017 as compared to Q2 2016 are due to costs incurred to attend conventions and to secure off-take agreements.

Consulting	$(14,134)	In Q2 2017, the Company hired consultants to promote the Company in Australia and Europe. No such costs were incurred in Q2 2016.

General and administrative	$(32,442)	The higher G&A costs in Q2 2017 when compared to Q2 2016 are due to increased spending on marketing and investor relations.

Q2 2017 vs. Q2 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Costs allocable to non-controlling interest	$(35,407)

20% of the losses incurred in the Nyngan Scandium Project are allocated to the minority partner interest, effectively reducing the Company loss for the quarter. Lower Nyngan operating costs in Q2 2017 than in Q2 2016, resulted in a smaller allocation of losses this quarter.

Salaries and benefits	$(39,098)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.

Stock-based compensation	$(59,892)

The increase in stock option compensation (unfavourable variance) is due primarily to a higher Company stock price on the date the options were issued. The price in Q2 2016 was C$0.20 versus C$0.60 in Q2 2017. Stock price and stock price volatility are key factors in computing the compensation expense.

Results of Operations for the six months ended June 30, 2017

The net loss for the period was $1,818,069, an increase of $240,855 from $1,577,214 in the same period of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 3:

Table 3. Variance Analysis for Net Loss

Six months ending June 30, 2017 vs. six months ending June 30, 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$(740,047)

The increase in stock option compensation (unfavourable variance) is due primarily to a higher Company stock price on the date the options were issued. The prices in 2016 were C$0.13 and 0.20 versus C$0.37 and 0.60 in 2017. Stock price and stock price volatility are key factors in computing the compensation expense.

Six months ending June 30, 2017 vs. six months ending June 30, 2016 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Costs allocable to non-controlling interest	$(124,049)

20% of the losses incurred in the Nyngan Scandium Project are allocated to the minority partner interest, effectively reducing the Company loss for the quarter. Lower Nyngan operating costs in 2017 than in 2016, resulted in a smaller allocation of losses this quarter.

Salaries and benefits	$(74,817)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.

Travel and entertainment	$(15,111)	Higher travel costs in 2017 as compared to 2016 are due to costs incurred to attend conventions and to secure off-take agreements.

Consulting	$(15,034)	In 2017, the Company hired consultants to promote the Company in Australia and Europe. No such costs were incurred in the comparable period of 2016.

General and administrative	$(11,878)	The higher G&A costs in 2017 when compared to 2016 are due to increased spending on marketing and investor relations costs.

Amortization	$1,525	Furniture and fixtures at the Reno office were fully depreciated in 2016 resulting in lower amortization charges in 2017 when compared to 2016.

Insurance	$2,702	Insurance rates for general liability were lowered by our insurance provider for the current period when compared to 2016.

Professional fees	$27,260	The favorable variance is due to 2016 costs reflecting expenditures on the development of the Nyngan Scandium Project definitive feasibility study. No such costs were incurred in 2017.

Foreign exchange	$36,145

The Company held considerably more Australian and Canadian dollars throughout the six months ended June 30, 2017 than in the comparable period of 2016. Both of these currencies increased in value in 2017 resulting in a foreign exchange gain.

Exploration	$672,449

During the first 6 months of 2016 the Company was incurring costs for the Nyngan Scandium Project development and the preparation of a DFS on that project. In the comparative period of 2017 only development costs were being incurred.

Cash flow discussion for the six-month period ended June 30, 2017 compared to June 30, 2016

The cash outflow for operating activities was $(693,482), an increase of $715,823 (June 30, 2016 – $1,409,305), due to receipt of financing funds received for which a stock certificate had not been issued by period end and lower activity levels as described in the variance analysis.

Cash outflows for investing activities were $3,157 lower due to the purchase of computer equipment in Q1 2016 (June 30, 2017 - $Nil) (June 30, 2016 – $3,157).

Cash inflows from financing activities reflect the exercise of stock options as well as private placement resulting in an increase of $1,206,463 when compared to the six month period ended June 30, 2016 (June 30, 2016 – ($Nil).

Financial Position

Cash

The Company’s cash position increased during the six-month period by $512,981 to $1,128,215 (December 31, 2016 - $615,234) due to a private placement and the exercise of Company stock options.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $17,714 to $33,513 due to value added tax in Australia that was paid in 2017 (December 31, 2016 - $51,227).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $655 to $2,263 (December 2016 - $2,918) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities, accounts payable with related parties and financing received in advance

Current liabilities have increased by $747,971 to $789,324 (December 2016 – $41,353) due to the receipt of financing funds for which a share certificate had not been issued by June 30, 2017.

Capital Stock

Capital stock increased by $670,920 to $91,813,255 due to a private placement incurring in the six month period ended June 30, 2017 and the exercise of Company stock options (December 31, 2016 -$91,142,335).

Additional paid-in capital increased by $941,130, to $7,785,801 (December 31, 2016 - $6,844,671) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2017, the Company had a working capital of $372,404 including cash of $1,128,215 as compared to a working capital of $625,108 including cash of $615,234 at December 31, 2016.

At June 30, 2017, the Company had a total of 22,496,000 stock options exercisable between CAD$0.07 and CAD$0.60 that have the potential upon exercise to generate a total of C$3,852,830 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 233,139,594 issued and outstanding common shares and 23,760,000 stock options currently outstanding at a weighted average exercise price of CAD$0.18.

Since June 30, 2017, 25,000 options were exercised at C$0.12 for common shares and 3,628,333 common shares at C$0.30 were issued in a private placement.

Off-balance sheet arrangements

At June 30, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2017, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2016, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2017, the Company owed $Nil to various directors and officers of the Company. (December 31, 2016 - $13,704)

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

Recent Accounting Pronouncements

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2017, the Company completed a private placement of 3,628,333 shares of common stock at a price of C$0.30 per share for total proceeds of C$1,088,500. The securities were sold to two accredited investors pursuant to Rule 506 of Regulation D and to a non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended.

The proceeds from this financing will be used for general working capital.

Item 6. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10-K of the Company, filed with the SEC on February 27, 2015 and the Form 10 of the Company filed on May 24, 2011)

10.1

Share Exchange Agreement between the Company, EMC Australia Pty Ltd. and Scandium Investments LLC dated June 30, 2017 (incorporated by reference to Exhibit 99.1 to the Form 8-K of the Company, filed with the SEC on July 26, 2017)

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2017, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer