Form 10-Q
period 2017-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2017-11-09
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes       [ ]           No       [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 9, 2017, the registrant’s outstanding common stock consisted of 291,970,239 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2017

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2017	December 31, 2016

ASSETS
Current
Cash	$854,464	$615,234
Prepaid expenses and receivables	31,544	51,227
Total Current Assets	886,008	666,461
Equipment (Note 3)	2,105	2,918
Mineral property interests (Note 4)	704,053	704,053
Total Assets	$1,592,166	$1,373,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$35,472	$27,649
Accounts payable with related parties (Note 5)	22,056	13,704

Total Liabilities	57,528	41,353

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 233,139,594 (2016 – 225,047,200)	92,638,638	91,142,335
Treasury stock (Note 7) (1,033,333 common shares) (2016 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	7,851,553	6,844,671
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(95,673,748)	(93,446,610)
Total Stockholders’ Equity	2,698,849	2,422,802
Non-controlling Interest in a Subsidiary (Note 9)	(1,164,211)	(1,090,723)
Total Equity	1,534,638	1,332,079
Total Liabilities and Equity	$1,592,166	$1,373,432
Nature and continuance of operations (Note 1)
Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE
LOSS
(Expressed in US Dollars) (Unaudited)

		Three months	Three months	Nine months		Nine months
		ended September	ended September	ended September		ended September
		30, 2017	30, 2016	30, 2017		30, 2016

EXPENSES
Amortization (Note 3)		$158	$343	$813		$2,523
Consulting		57,595	18,067	131,062		76,500
Exploration		60,630	89,797	204,969		906,585
General and administrative		73,536	42,595	194,400		151,581
Insurance		7,272	8,568	21,599		25,597
Professional fees		30,773	16,273	71,815		84,575
Salaries and benefits		159,981	146,915	466,808		378,925
Stock-based compensation (Note 6)		67,877	16,242	1,225,784		434,102
Travel and entertainment		19,788	15,284	62,945		43,330

		(477,610)	(354,084)	(2,380,195)		(2,103,718)

Foreign exchange gain		42,393	552	79,569		1,582

Loss and comprehensive loss for the period		(435,217)	(353,532)	(2,300,626)		(2,102,136)

Costs allocable to non-controlling interest in a subsidiary		26,148	20,502	73,488		191,891
Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.		$(409,069)	(333,030)	$(2,227,138)		$(1,910,245)

Basic and diluted loss per common share attributable to Scandium International Mining Corp.	$	(0.00)	$(0.00)	0.01)	$	(0.01)

Weighted average number of common shares outstanding		231,871,315	225,047,200	229,218,244		225,047,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

9-month period ended	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,300,626)	$(2,102,136)
Items not affecting cash:
Amortization	813	2,523
Stock-based compensation	1,225,784	434,102

Changes in non-cash working capital items:
Decrease in prepaids and receivables	19,683	89,219
Increase (decrease) in accounts payable, accrued liabilities and
accounts payable with related parties	16,175	(156,252)
	(1,038,171)	(1,732,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	-	(3,157)
	-	(3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,082,250	-
Options exercised for common shares	195,151	-
	1,277,401	-

Change in cash during the period	239,230	(1,735,701)
Cash, beginning of period	615,234	2,249,676

Cash, end of period	$854,464	$513,975

	2017	2016
Cash paid during the 9 month period for interest	$-	$-
Cash paid during the 9 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the 9-month periods ended September 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2015	225,047,200	$91,142,335	$6,375,237	$(1,264,194)	$(853,400)	$(91,338,182)	$4,061,796	$(966,588)	$3,095,208
Stock-based compensation	-	-	469,434	-	-	-	469,434	-	469,434
Loss for the year	-	-	-	-	-	(2,108,428)	(2,108,428)	(124,135)	(2,232,563)
Balance, December 31, 2016	225,047,200	91,142,335	6,844,671	(1,264,194)	(853,400)	(93,446,610)	2,422,802	(1,090,723)	1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,053	(218,902)	-	-	-	195,151	-	195,151
Stock-based compensation	-	-	1,225,784	-	-	-	1,225,784	-	1,225,784
Loss for the period	-	-	-	-	-	(2,227,138)	(2,227,138)	(73,488)	(2,300,626)
Balance, September 30, 2017	233,139,594	$92,638,638	$7,851,553	$(1,264,194)	$(853,400)	$(95,673,748)	$2,698,849	$(1,164,211)	$1,534,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 and with our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Operating results for the nine-month period ended September 30, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Wolfram Jack Mining Corp., and The Technology Store, Inc. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC Metals Australia Pty Ltd., from the date the 20% interest was disposed by the Company (Note 9 & 10). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

The Company considers itself to be an exploration stage company and will consider the transition to development stage after it receives funding to begin mine construction, and board approval.

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
September 30, 2017
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$854,464	$854,464	$—	$—

Total	$854,464	$854,464	$—	$—

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

		Additions
	December 31,	(disposals)		September
	2016 Net Book
	Value	(write-offs)	Amortization	30, 2017 Net
				Book Value
Computer equipment	$2,918	$-	$(813)	$2,105

	December 31,		Additions			December 31,
	2015 Net Book		(disposals)			2016 Net Book
	Value		(write-offs)		Amortization	Value
Computer equipment	$1,017		$3,157		$(1,256)	$2,918
Office equipment	1,594		-		(1,594)	-

	$2,611	$		$		$2,918
			3,157		(2,850)

4.	MINERAL PROPERTY INTERESTS

Scandium and
September 30, 2017	other

Acquisition costs

Balance, December 31, 2016	$704,053
Additions	-
Balance September 30, 2017	$704,053

Scandium and
December 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Write-off of Tordal property	(238,670)
Balance December 31, 2016	$704,053

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

Honeybugle property, Australia

The Company holds a 80% interest in its Australian subsidiary which holds title to the Honeybugle properties (Note 9 & 10).

Kiviniemi Scandium Property, Finland

In September 2017, the Company was granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland. As of September 30, 2017, no funds had been spent on the property.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Tørdal property, Norway

In December 2016, it was decided to write-off the Company’s interest, $238,670, in the Tordal property.

5.	RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2017, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2016, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2017, the Company owed $22,056 to various directors and officers of the Company. (December 31, 2016 - $13,704)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 17, 2017, the Company issued 1,179,061 common shares at a value of C$0.29 per common share for total proceeds of C$341,928 ($261,375).

On August 2, 2017, the Company issued 3,628,333 common shares at a value of C$0.30 per common share for total proceeds of C$1,088,500 ($820,875).

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2015	17,610,000	$0.12
Granted	5,260,000	0.14
Exercised	(1,050,000)	0.24

Outstanding, December 31, 2016	21,820,000	0.11
Granted	5,350,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, September 30, 2017	23,335,000	$0.18

Number currently exercisable	22,365,500	$0.18

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at September 30, 2017, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	1,000,000	1,000,000	0.100	May 9, 2018
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,860,000	4,785,500	0.130	February 8, 2021
	400,000	240,000	0.200	June 14, 2021
	5,100,000	4,365,000	0.370	February 21, 2022
	250,000	250,000	0.600	May 11, 2020

	23,335,000	22,365,500

As at September 30, 2017 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $2,831,225 (December 31,2016 - $922,412).

Stock-based compensation

During the 9-month period ended September 30, 2017, the Company recognized stock-based compensation of $1,225,784 (September 30, 2016 - $434,102) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 5,350,000 stock options issued during the 9-month period ended September 30, 2017 (September 30, 2016 – 5,260,000).

The weighted average fair value of the options granted in the 9-month period was C$0.32 (2016 - C$0.12) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2017	2016

Risk-free interest rate	1.48%	1.13%
Expected life	5 years	5 years
Volatility	137.16%	141.12%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, September 30, 2017 and December 31 2016	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Expressed in US Dollars) (Unaudited)

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2017	Australia	United States	Total
Equipment	$-	$2,105	$2,105
Mineral property interests	704,053	-	704,053
	$704,053	$2,105	$706,158

December 31, 2016	Australia	United States	Total
Equipment	$-	$2,918	$2,918
Mineral property interests	704,053	-	704,053
	$704,053	$2,918	$706,971

9.	EMC METALS AUSTRALIA PTY LTD

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

Completion of the development milestones by the Company, as described above, activates a second one-time, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at then prevailing market prices, rather than continue with ownership at the project level. (Note 10)

10.	SUBSEQUENT EVENTS

On October 10, 2017, the Company announced that it had closed the share exchange transaction to acquire SIL’s entire 20% ownership of EMC Australia. The Company issued 57,371,565 shares of the Company’s common stock to acquire SIL’s shares of EMC-A and increase the Company ownership of EMC-A from 80% to 100%.

The Company also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by SCY in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result an adjustment payment of 1,459,080 shares was made.

SIL also was granted the right to nominate two directors to the Company Board.

On October 22, 2017, the Company granted 250,000 stock options, with an exercise price of C$0.30, that vest over a two-year period. These options will expire on October 22, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2017 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2017, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 (the “Annual Statements”).

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

The information contained within this report is current as of November 7, 2017 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold exploration stage properties in Australia, known as the “Honeybugle Scandium Property”, and in Finland, known as the “Kiviniemi Scandium Property”.

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia”), which also holds the Honeybugle scandium property.

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, from Q3 2015 until October 2017, the Company held an 80% equity interest in EMC Australia, with SIL holding a 20% interest. EMC Australia was operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company met certain development milestones. The Company completed the development milestones during May 2017 and triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

In June of 2017 the Company entered into a share exchange agreement with SIL for the purchase of SIL’s 20% interest in EMC Australia in exchange for 57,371,565 common shares of SCY as well as an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017. Under the terms of the share purchase agreement, on closing SIL was granted the right to nominate two individuals to the board of the Company for so long as held at SIL held at least 15% of Scandium’s issued and outstanding shares, and one director for so long as they held at least 5% but less than 15% of Scandium’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction. .

During the third quarter of 2017, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

Figure 1: Location of Nyngan Project

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independent feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

Nyngan Scandium Project Highlights

•	Capital cost estimate for the Project is US$87.1 million,
•	Annual scandium oxide product volume averages 37,690 kg, over 20 years,
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
•	Operating cost estimate for the Project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8%, as based on customer requirements,
•	Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut- off in the measured and indicated categories, and
•	Project Reserve totalling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary EMC Australia signed an Engineering, Procurement and Construction Management ("EPCM") contract with Lycopodium Minerals Pty Ltd ("Lycopodium"), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services.

The EPCM contract ("the EPCM Contract") appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium is the principal engineering firm involved with the Feasibility Study. Lycopodium's continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

The EPCM Contract consists of two phases: Phase I is pre-notice to proceed (“NTP”), and Phase II is full-NTP. Phase I is a cost-reimbursable period that allows SCY full access to Lycopodium's services and the EPCM team for specific tasks and advance work on long-lead items. Phase II will be initiated with a formal NTP, fully at SCY's discretion, with project funding in place, and will activate the Contract and services as agreed in the scope of work.

Post-NTP, the EPCM Contract is cost-reimbursable for labor and other costs, and specifies fixed price components for labor rates, corporate overhead and profit margins ("Fee"), and firm scope (hours) for all EPCM services. A portion (50%) of the Fee is adjustable, based on measured performance on four specified parameters: overall project capital cost performance, schedule performance, safety performance and the overall assessment of Lycopodium's performance by Scandium International. There is also a provision in the EPCM Contract to establish a Fee incentive for Lycopodium based on the ramp-up of the Project's production levels, post completion.

Lycopodium has been awarded the majority of the services in this EPCM Contract scope, including project management, engineering design and management, procurement services, contracting services, construction management and commissioning. SCY has specified that Knight Piesold Consulting (Brisbane, QLD, Australia) will perform water, earthworks, and tailings systems engineering and design. Knight Piesold were the engineers on these components of the Feasibility Study as well.

On October 19, 2017, we announced that Lycopodium has been instructed to initiate critical path engineering for the Nyngan Scandium Project. Lycopodium will commence work immediately on select critical path components for the project, including design and specification engineering on the high-pressure autoclave unit, associated flash and splash vessels and several specialized high-pressure input pumps. This engineering work will enable final supplier selection, firm component pricing and delivery dates for these key process components.

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales, Australia, Department of Planning and Environment, (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of EMC Australia, to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on Friday, April 29, 2016.

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

During May of 2017 EMC Australia received notice of approval for its Mining Lease application. The Mining Lease (“ML”) overlays select areas previously covered by two Exploration Licenses. The ML represents the final major development approval required from the NSW Government to begin construction on the project. The ML is awarded after all environmental work has been completed and reviewed, all social implications of project development have been considered, and the NSW Environmental Minister has issued a Development Consent, received in November 2016. The ML grant reflects the further review that the State resource value has been considered and approved for extraction based on mine development plans. The ML is issued for a period of 21 years, and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

In addition to these two key governmental approvals, other required licenses and permits must be acquired but are considered routine and require only compliance with fixed standards and objective measurements. These remaining approvals include submittal of numerous plans and reports supporting compliance with Development Consent and Mining Lease. In addition, the following water, roads, dam and electrical access reviews and arrangements must be finalized:

•	Water Supply Works and Use Approval and Water Access License,
•	State and local approval for construction of the intersection of the Site Access Road and Gilgai Road,
•	An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
•	A high voltage connection agreement with Essential Energy.

The Company intends to continue to follow and support the progress of governmental agency reviews.

ALCERECO MOU and Offtake Agreements

In 2015 the Company entered into a memorandum of understanding (“ALCERECO MOU”) with ALCERECO Inc. of Kingston, Ontario (ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for Sc-Al alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies prices, delivery volumes and timeframes for commencement of delivery of scandium oxide product. The offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by ALCERECO, and there is no requirement for payment in lieu of purchase.

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

Key provisions of ALCERECO MOU and offtake agreement are provided below:

•	The ALCERECO MOU covers areas of joint cooperation and development of aluminum alloys that contain and are enhanced by the addition of scandium,
•	The ALCERECO MOU recognizes the specialized capabilities ALCERECO holds for the design, manufacture, and testing of Sc-Al alloy materials,
•	The offtake agreement outlines standard sale terms for up to 7,500 kg of scandia per annum, for a term of three years, which can be extended, and
•	The offtake agreement contains both fixed and variable pricing components, which are subject to confidentiality.

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

Nyngan Scandium Project - Planned Activities for 2017-2018

The following steps are planned for Nyngan during the 2017 and 2018 Calendar years:

•	Obtain a Mining Lease for Nyngan project from NSW government agencies (the ML was granted on May 3, 2017),
•	Pursue additional offtake agreements in support of planned future scandium sales,
•	Seek project financing to fund the construction of the Nyngan Scandium Project,
•	Commence site construction in early/mid 2018, with anticipated construction completion over 15 months, and
•	Initiate project commissioning in Q1 2019, product production in Q2 2019, and with product available for sale during the first half of 2019.

Other Properties Review

Honeybugle Scandium Property (NSW, Australia)

In addition to the Nyngan Scandium Project, EMC Australia holds a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area, referred to as the Honeybugle scandium exploration property, is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW.

Exploration rights for the Honeybugle property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements.

Drill Results

In 2014, the Company completed an initial program of 30 air core (“AC”) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail, in the table below. These holes suggest the potential for scandium mineralization on the property similar to Nyngan.

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

Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017 the Company announced that its wholly-owned subsidiary company, Scandium International Mining Corp., Norway AS, has been granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The Geological Survey of Finland (“GTK”) conducted airborne survey work on the area in 1986, conducted exploration drilling on the property in 2008-2010, and published those program results on their public GTK website in 2016.

Highlights

•	Kiviniemi property previously identified for scandium and explored by GTK,
•	Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential,
•	Early resource upgrade work done for GTK promising, confirmed by SCY,
•	Property is all-weather accessible, close to infrastructure, and
•	Finland location is mining-friendly and ideally suited to EU customer markets.

Property/Location

The Kiviniemi property is located in the municipality of Rautalampi, Eastern Finland Province, approximately 350km northeast of Helsinki, by road. The closest major city/airport is Kuopio (pop. 110,000), approximately 70km to the northeast of the property. The exploration target is located on a small portion of a family farm, partially cleared for farming. Most of the property is wooded, including the area where the mineralization has been located,

Mineral Reservation

The Company applied for a reservation on the property in early 2017, which was granted in June, after the public comment period ended. The reserved exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. This reservation grants us a first position right to apply for an exploration license on the property (protected through 2018). The Company is preparing the application, which is a straightforward process.

Prior Exploration Work

GTK performed magnetic surveys on the general area in 1986, focused on copper/nickel/cobalt targets, and based on current mining activity in the area. That initial field work located a significant magnetic anomaly on the Kiviniemi property. In 2008, GTK initiated an exploration drilling program on the property, completing 4 diamond core holes in that first program phase, followed by a further 5 diamond holes in 2010, totaling 1,250 meters, at an average (angled) length of 139 meters, and a maximum vertical extension of 167 meters. The drill spacing varied from 50-200 meters, using a diamond drill size of 46mm (T56).

Four of the nine total holes drilled (approx. 850 meters) are in the mineralized area, with the remainder defining portions of the mag zone that did not contain scandium. The mag zone is generally very high in iron, ranging from about 20% to 35% Fe. The GTK published the results of the drill program assays, and other information on the geology and mineralization, on their website in 2016.

Geology of Resource Target

The host rock is very iron-rich, garnet-bearing fayalite ferro(monzo) diorite. The main minerals in the deposit include: plagioclase, potassium feldspar, ferrohedenbergite (clinopyroxene), ferrohastingsite (amphibole), almandine garnet and fayalite.The principal scandium carrier minerals are ferrohastingsite (59%) and ferrohedenbergite (40%).

Resource Modeling

GTK completed and published a paper outlining property work including a 3D modeling and resource estimation on the project, in March 2016. The authors employed data from 6 holes, and used an industry standard GEOVIA Surpac software to produce a geological 3D domain model, and inverse distance was run to estimate resource grades into the block model. The authors declined to specifically characterize the resource on the basis of limited holes and uneven spacing, describing their estimate as an “exploration potential measurement”. The authors estimated that another 500-700 meters of drilling (5-7 holes) would establish 50 meter centers on the target and allow a resource classification. The mineralized target remains open at depth. The authors did provide a table of results on tonnage estimates from their modeling work, at various cut off values, excerpts of which are presented below.

KiviniemiScandiumProperty–GTKResourcePotentialEstimate
Estimated		AverageGradeEstimate(ppm)
Potential	ScCutOff
Tonnage(Mt)	Grade(ppm)	Scandium	Yttrium	Zirconium

12.6	60	170.1	80.5	1745
12.5	100	170.9	80.3	1744
11.1	150	173.3	80.2	1830

SOURCE:Publication,GTK,"3DModelingandMineralResourceEstimationoftheKiviniemiSca ndiumDeposit,EasternFinland".Authors,JanneHokka&TapioHalkoaho

This historical resource estimate does not use the categories prescribed by NI 43-101. A qualified person (as defined in NI 43-101) has not done sufficient work to classify the historical estimate as a current mineral resource. The Company is not treating the historical estimate as a current mineral resource.

The Company believes the standards and controls employed by GTK are consistent with the standards contemplated by NI 43-101. However, establishing a mineral resource that meets the standards prescribed by NI 43-101 will require independent verification of past results and infill drilling.

Metallurgical Upgrade Work

In 2010, GTK engaged their metallurgical research laboratory (at Outokumpu) to conduct standard upgrade testing on the drill core sample material, specifically magnetic gravity separations. The mag separation work suggested a scandium upgrade to approximately 346ppm, based on a resource material head grade of 160-200ppm, and a 72% scandium recovery.

In June 2017, SCY engaged FLSmidth (Salt Lake City, Utah) seeking to duplicate the earlier 2010 upgrade work and confirm the earlier results. The earlier results were generally confirmed, in that the 2017 work achieved magnetic separation upgrade assays of 286ppm on a resource material head grade of 186ppm. We supplied FLSmidth with approximately 16kg of resource material sourced from GTK, all samples from a single hole (P433-R3). FLSmidth also carried out scandium check assays on the individual drill hole samples provided by GTK, with good grade correlation to GTK data.

Kiviniemi Summary

The Kiviniemi property represents a medium grade scandium resource target that has remained unrecognized and overlooked by exploration work, largely due to the absence of the more commonly sought-after minerals in the region, specifically copper, nickel and cobalt. The target has benefited significantly from valuable early exploration work by the GTK, which has advanced the property to a stage where successful metallurgical investigations may prove value that offsets grade concerns. SCY estimates roughly US$2M of work value has been directed at this property to date, including field work, drilling programs, assay work, overheads, and metallurgical upgrade studies, but firm numbers are not available.

We intend to first secure our exploration license, then plan a limited drill program to augment the existing GTK data, and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

Other Developments – Subsequent to Third Quarter 2017

Stock Option Grants: On October 2, 2017, the Company granted a total of 250,000 stock options at an exercise price of C$0.30 per share, exercisable until May 22, 2022, to a consultant of the Company.

Operating results – for the quarter ended September 30, 2017

The Company’s results reflect higher operating costs due to increases in consulting, stock-based compensation and general and administrative costs when compared to Q3 of 2016. The increases are due to increased efforts in obtaining financing and off-take agreements.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 1.

Table 1. Quarterly Results Summary

	2017				2016		2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(409,069)	(490,303)	(1,327,766)	(198,183)	(333,031)	(496,118)	(1,081,096)	(1,163,542)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.01)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)

Results of Operations for the three months ended September 30, 2017

The net loss for the quarter was $409,069, an increase of $76,039 from $333,030 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q3 2017 vs. Q3 2016 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)
Stock-based compensation	$(51,635)	The increase in stock option compensation (unfavourable variance) is due primarily to a higher Company stock price on the date options were granted during 2017 as compared with grant dates during 2016. Stock price and stock price volatility are key factors in computing the compensation expense.

Q3 2017 vs. Q3 2016 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Consulting	$(39,528)	In Q3 2017, the Company hired consultants to promote the Company in Australia and Europe. No such costs were incurred in Q3 2016.

General and administrative	$(30,941)	The higher G&A costs in Q2 2017 when compared to Q2 2016 are due to increased spending on marketing and investor relations.

Professional fees	$(14,500)	The unfavorable variance is due to legal fees associated with the completion of the exchange transaction with SIL for the company’s buy back of the 20% interest in EMC-A.

Salaries and benefits	$(13,066)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.

Travel and entertainment	$(4,504)	Higher travel costs in Q3 2017 as compared to Q3 2016 are due to costs incurred to secure potential off-take agreements.

Amortization	$185	Furniture and fixtures at the Reno office were fully depreciated in 2016 resulting in lower amortization charges in Q3 2017 when compared to Q3 2016.

Insurance	$1,296	Insurance rates for general liability were lowered by our insurance provider for the current period when compared to Q3 2016.

Costs allocable to non-controlling interest	$5,646

20% of the losses incurred in the Nyngan Scandium Project are allocated to the minority partner interest, effectively reducing the Company loss for the quarter. Lower Nyngan operating costs in Q3 2016 than in Q3 2017, resulted in a larger allocation of losses this quarter.

Exploration	$29,167	During Q3 2016 the Company was continuing to incur costs for the Nyngan Scandium Project development on that project. In the comparative quarter in 2017 smaller expenditures were being made.

Q3 2017 vs. Q3 2016 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Foreign exchange	$41,841	The Company held considerably more Australian and Canadian dollars throughout the third quarter of 2017 than in the comparable quarter of 2016. Both of these currencies increased in value relative to U.S. currency in Q3 2017 resulting in a foreign exchange gain.

Results of Operations for the nine months ended September 30, 2017

The net loss for the period was $2,227,138, an increase of $316,893 from $1,910,245 in the same period of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 3:

Table 3. Variance Analysis for Net Loss

Nine months ending September 30, 2017 vs. nine months ending September 30, 2016 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Stock-based compensation	$(791,682)

The increase in stock option compensation (unfavourable variance) is due primarily to a higher Company stock price on the date options were granted during 2017 as compared with grant dates during 2016. Stock price and stock price volatility are key factors in computing the compensation expense.

Costs allocable to non-controlling interest	$(118,403)

20% of the losses incurred in the Nyngan Scandium Project are allocated to the minority partner interest, effectively reducing the Company loss for the quarter. Lower Nyngan operating costs in 2017 than in 2016, resulted in a smaller allocation of losses this quarter.

Salaries and benefits	$(87,883)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.

Consulting	$(54,562)	In 2017, the Company hired consultants to promote the Company in Australia and Europe. No such costs were incurred in the comparable period of 2016.

Nine months ending September 30, 2017 vs. nine months ending September 30, 2016 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

General and administrative	$(42,819)	The higher G&A costs in 2017 when compared to 2016 are due to increased spending on marketing and investor relations costs.

Travel and entertainment	$(19,615)	Higher travel costs in 2017 as compared to 2016 are due to costs incurred to attend conventions and to secure off-take agreements.

Amortization	$1,710	Furniture and fixtures at the Reno office were fully depreciated in 2016 resulting in lower amortization charges in 2017 when compared to 2016.

Insurance	$3,998	Insurance rates for general liability were lowered by our insurance provider for the current period when compared to 2016.

Professional fees	$12,760	The favorable variance is due to 2016 costs reflecting expenditures on the development of the Nyngan Scandium Project definitive feasibility study. No such costs were incurred in 2017.

Foreign exchange	$77,987

The Company held considerably more Australian and Canadian dollars throughout the nine months ended September 30, 2017 than in the comparable period of 2016. Both of these currencies increased in value relative to U.S. currency in 2017 resulting in a foreign exchange gain.

Exploration	$701,616

During the first 9 months of 2016 the Company was incurring costs for the Nyngan Scandium Project development and the preparation of a DFS on that project. In the comparative period of 2017 only development costs were being incurred.

Cash flow discussion for the nine-month period ended September 30, 2017 compared to September 30, 2016

The cash outflow for operating activities was $(1,038,170), a decrease of $694,374 (September 30, 2016 – $1,732,544), due to lower activity levels as described in the variance analysis.

Cash outflows for investing activities were $3,157 lower due to the purchase of computer equipment in Q1 2016 (September 30, 2017 - $Nil) (September 30, 2016 – $3,157).

Cash inflows from financing activities reflect the exercise of stock options as well as a private placement resulting in an increase of $1,277,401 when compared to the nine month period ended September 30, 2016 (September 30, 2016 – ($Nil).

Financial Position

Cash

The Company’s cash position increased during the nine-month period by $239,230 to $854,464 (December 31, 2016 - $615,234) due to a private placement and the exercise of Company stock options.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $19,683 to $31,544 due to value added tax in Australia that was paid in 2016 (December 31, 2016 - $51,227).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $813 to $2,105 (December 2016 - $2,918) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities, accounts payable with related parties and financing received in advance

Current liabilities have increased by $16,175 to $57,528 (December 2016 – $41,353) due to increased use of consultants and delayed payment to certain staff in Australia.

Capital Stock

Capital stock increased by $1,496,303 to $92,638,638 due to a private placement in the nine month period ended September 30, 2017 and the exercise of Company stock options (December 31, 2016 -$91,142,335).

Additional paid-in capital increased by $1,006,882, to $7,851,553 (December 31, 2016 - $6,844,671) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At September 30, 2017, the Company had a working capital of $828,480 including cash of $854,464 as compared to a working capital of $625,108 including cash of $615,234 at December 31, 2016.

At September 30, 2017, the Company had a total of 22,365,500 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$3,919,165 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 291,970,239 issued and outstanding common shares and 23,585,000 stock options currently outstanding at a weighted average exercise price of CAD$0.18.

Off-balance sheet arrangements

At September 30, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2016, the Company expensed $334,129 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2017, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2016, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2017, the Company owed $22,056 to various directors and officers of the Company. (December 31, 2016 - $13,704)

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10-K of the Company, filed with the SEC on February 27, 2015 and the Form 10 of the Company filed on May 24, 2011)

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2017, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer