Form 10-K
period 2017-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2018-02-28
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,470,041 as at June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 292,170,239 common shares as at February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

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

Sulphide	A class of minerals characterized by the linkage of sulphur with a metal (such as Pyrite (FeS2)).

Tpd/Tpa	Tonnes per day/tonnes per annum.

Tonnes	A metric ton which is equivalent to approximately 2,204 pounds.

Sediments	The debris resulting from the weathering and breakup of rocks that have been deposited by or carried by runoff, streams and rivers, or left over from glacial erosion or sometimes from wind action.

Vein	A geological feature comprised of minerals (usually dominated by quartz) that are found filling openings in rocks created by faults or replacing rocks on either side of faults or fractures.

ITEM 1.	BUSINESS

General

We were incorporated on July 17, 2006 under the laws of British Columbia, Canada under the name Golden Predator Mines Inc. We were incorporated as a wholly owned subsidiary of Energy Metals Corp. for the purpose of holding precious metals and certain specialty metals assets. In order to focus on specialty metals, during February 2009 we transferred most of our precious mineral assets to our then wholly-owned subsidiary Golden Predator Corp., and on March 6, 2009 we completed a spin-out of Golden Predator Corp. to our shareholders. Effective March 12, 2009, we changed our name to EMC Metals Corp. In order to reflect a new emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp (“SCY” or ‘the Company’).

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

Our focus of operations is the development of the Nyngan scandium project located in New South Wales, Australia (the “Nyngan Scandium Project”). We also hold a scandium mineral property located nearby Nyngan known as the “Honeybugle Scandium property” and a reservation on an exploration license in Finland, known as the “Kiviniemi Scandium property”.

Our plan of operation for the remainder of 2018 is to obtain offtake sales agreements with counterparties for Nyngan Scandium Project product and seek additional funding for project construction and corporate working capital. We plan to conduct exploration activities at the Kiviniemi Scandium property once an exploration license is obtained and also continue to test and develop unique scandium recovery and finishing techniques, including the processing of intermediate scandium aluminum products.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2017, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

In accordance with the terms of the 2014 Loan, the outstanding principal and interest were converted in 2015 into a 20% ownership interest in EMC Metals Australia Pty Ltd (“EMC Australia”), with SCY holding an 80% ownership interest. EMC Australia holds our interests in the Nyngan Scandium Project and Honeybugle Scandium property. As a result, from Q3 2015 until October 2017, EMC Australia was operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company met certain development milestones. The Company completed the development milestones during May 2017 and triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

In June of 2017. the Company entered into a share exchange agreement with SIL for the purchase of SIL’s 20% interest in EMC Australia in exchange for 57,371,565 common shares of SCY as well as an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017. Under the terms of the share purchase agreement, SIL was granted the right to nominate two individuals to the board of the Company for so long as SIL held at least 15% of SCY’s issued and outstanding shares, and one director for so long as they held at least 5% but less than 15% of SCY’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction.

Business Operations

Company Summary

We are a mineral exploration and development company that is primarily focused on the development of scandium mineral resources, but also have considered interest in rare earth minerals, and other specialty metals, including nickel, cobalt, boron, manganese, tantalum, titanium and zirconium. We have not commenced development of any of our projects, and as a result we are an exploration stage company.

We have established a 16.9 million tonne measured and indicated resource on the Nyngan property (grading 235ppm at a 100ppm cut-off) and we have also established a 1.43 million tonne mineral reserve (combined proven and probable) on the Nyngan Scandium Project, based on economics presented in our 2016 feasibility study.

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, over which we own 100% of the mineral rights, including exploration licenses and a mining lease grant on the portion of the property that corresponds to the feasibility study development. In April 2014, we also acquired an exploration license referred to as the Honeybugle Scandium property, a prospective scandium exploration property located 24 kilometers from the Nyngan Scandium Project. During June 2017, we were granted a reservation on an exploration license for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland.

Corporate Objectives and Strategy

Our corporate focus is to produce and sell scandium (Sc) and scandium-based products. None of our current properties has advanced to the development or production stage and we are currently an exploration stage company. We have completed an independently prepared definitive feasibility study (“DFS”) of the Nyngan Scandium Project. Subject to successfully financing of construction costs, we intend to develop the Nyngan Scandium Project for production, with a view to supplying anticipated future demand for scandium oxide and scandium-content materials. For further information on the Nyngan Scandium Project, please refer to “Item 2. Properties - Description of Mineral Projects – Nyngan Scandium Project” and “Item 1A. Risk Factors”.

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

There is no reliable pricing data on global scandium oxide trading. The U.S. Geological Survey (“USGS”) in its latest report (February 2018) documents the 2017 price of scandium oxide (99.99% grade) at US$4,600/kg, indicating no change from the 2016 price estimate. Small quantities of scandium oxide are currently offered on the internet by traders for prices at this level, although product of slightly lower grade is commonly available at considerably lower prices. Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% reserved for science and new technical applications. Scandium oxide grades of 95-99% are generally considered suitable for aluminum alloy applications.

Scandium oxide is typically traded in small quantities, between private parties, and pricing is not transparent to other buyers or sellers as there is no clearing facility as is more common with commercially traded metals and commodities. Prices do vary, based on purity and quantity supplied. Small sale quantities tend to command premium prices, and large quantities (over one tonne) are simply not available to establish appropriate commercial pricing.

Scandium can also be effectively purchased in the form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is tailored for use in aluminum alloy production containing scandium. The 2017 USGS report indicates the 2017 price for Al-Sc 2% master alloy at US$350/kg. This 2017 price estimate represents a slightly higher estimate than the 2015 USGS average. USGS estimated prices for Al-Sc 2% master alloy over the last five years show significant year-by-year volatility, ranging from a low of US$ 220/kg (2012) to a high of US$386/kg (2014).

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

Employees

As at January 1, 2018, we have 6 full and part time employees and 4 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are certain material risks and uncertainties that are specific to our industry and properties that could materially adversely affect our business, financial condition and results of operations.

Risks Associated with the Nyngan Scandium Project

There are technical challenges to scandium production that may render the Nyngan Scandium Project not economic. The economics of scandium recovery are known to be challenging. There are very few facilities producing scandium and the existing scandium producers are secretive in their techniques for recovery. In addition, the recovery of scandium product from laterite resources, such as are found on the Nyngan property, has not been demonstrated at an operating facility. The Nyngan processing facility design, if constructed, will be the first of its kind for scandium production. These factors increase the possibility that we will encounter unknown or unanticipated production and processing risks. Should we encounter any of these risks, they could increase the cost of production thereby reducing margins on the Nyngan Scandium Project or rendering it uneconomic.

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

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of a mining project. The development of any of our properties, including the Nyngan Scandium Project, will require the acquisition and sustained possession of numerous local and national government approvals and permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until such permits are received. If we cannot obtain all necessary permits, the Nyngan Scandium Project cannot be developed, and our investment in the project will likely be lost. While the critical permits for the Nyngan Scandium Project have been received, other permits remain outstanding at this time and continuing compliance with the terms of the permits is required. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

Mineral Resource Estimates on our properties are subject to uncertainty and may not reflect what may be economically extracted. Resource estimates included for scandium on our Nyngan property are estimates only and no assurances can be given that the estimated levels of scandium minerals will actually be produced or that we will receive the metal prices assumed in determining our resources. Such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling and exploration results and industry practices. Estimates made at any given time may change significantly when new information becomes available or when parameters that were used for such estimates change. By their nature resource estimates are imprecise and depend, to a certain extent, upon statistical inferences which may ultimately prove unreliable. Furthermore, market price fluctuations in scandium, as well as increased capital or production costs or reduced recovery rates, may limit our ability to establish reserves at some future point on Nyngan, or on any of our properties. The extent to which more Nyngan project resources may ultimately be reclassified as proven or probable reserves is dependent upon the demonstration of their profitable recovery. The evaluation of reserves or resources is always influenced by economic and technological factors, which may change over time. Accordingly, further current resource estimates on our material properties may never be converted into reserves, or be economically extracted, and we may have to write off such properties or incur a loss on sale of our interest on such properties, which will likely reduce the value of our shares.

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

Figure 2: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

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

Following the award of Mining Lease 1763 (ML 1763) an additional EL (EL 8448) was granted so as to provide better security at the project. Figure 2 provides details of the location of EL 8448 and the location of Mining Lease 1763, which overlays the exploration license area.

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

Metallurgy Development

The Company has invested in and developed methodology for extracting scandium from the Nyngan property resource since 2010. A portion of the work done over this period has been superseded by work that followed, but subsequent test programs universally benefitted from prior efforts. In summary, the programs have been as follows:

•

2010 – The Company inherited work done on Nyngan from the previous property owner, and applied that work to a quick flowsheet and capital estimate done for management by Roberts & Schaefer of Salt Lake City, Utah;

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
•

2014 - The Company published a preliminary economic assessment (“PEA”) entitled NI 43- 101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, authored by Larpro Pty Ltd, utilizing both Hazen and SGS-Lakefield test work results; and

•	2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia”.
•

2016 – The Company published an independently prepared definitive feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” was independently compiled pursuant to the requirements of NI 43-101 and incorporated the results of current and previous test work.

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independent definitive feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study” or “DFS”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

The EPCM contract ("the EPCM Contract") appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium is the principal engineering firm involved with the DFS. Lycopodium's continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

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

Lycopodium has been awarded the majority of the services in this EPCM Contract scope, including project management, engineering design and management, procurement services, contracting services, construction management and commissioning. SCY has specified that Knight Piesold Consulting (Brisbane, QLD, Australia) will perform water, earthworks, and tailings systems engineering and design. Knight Piesold were the engineers on these components of the DFS as well.

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

The EIS is a self-contained set of documents used to seek a Development Consent. It is however, supported in many ways by the recently completed DFS.

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

During May 2017, EMC Australia received notice of approval for its Mining Lease application. The Mining Lease (“ML”) overlays select areas previously covered by two Exploration Licenses. The ML represents the final major development approval required from the NSW Government to begin construction on the project. The ML is awarded after all environmental work has been completed and reviewed, all social implications of project development have been considered, and the NSW Environmental Minister has issued a Development Consent, which was received earlier, in November 2016. The ML grant reflects the further review that the State resource value has been considered and approved for extraction based on mine development plans. The ML is issued for a period of 21 years, and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

Patent Application Filings

On February 17, 2015, the Company announced the filing of five patent applications with the US Patent Office that correspond to novel flowsheet designs for the recovery of scandium from laterite resource material. All five of these patents are directly applicable to our Nyngan Scandium Project, although one of the five patents pertains to downstream product design.

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

•	The designs are incorporated as part of the DFS; and
•	The master alloy patent application uniquely integrates planned flowsheet design and downstream product development, either by SCY or with future customers.

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

These patent claims are the result of several years of metallurgical test work with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company’s Chief Technology Officer, using Nyngan property resource material. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others without the Company’s consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

Downstream Scandium Products

In February, 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

During the 2015-2017 timeframe, we continued our own internal laboratory-scale investigations into the production of aluminum-scandium master alloys, furthering our understanding of commercial processes, and achievable recoveries. We advanced our abilities to make a standard-grade 2% scandium master alloy product typical of commercially available products offered today.

On March 2, 2017, we announced the signing of a Memorandum of Understanding ("MOU") with Weston Aluminium Pty Ltd ("Weston") of Chatswood, NSW, Australia. The MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

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

Offtake Agreements and Letters Of Intent

The Company is in the process of obtaining sales agreements for scandium products produced from our Nyngan Scandium Project. Our focus is on the use of scandium as an alloying ingredient in aluminum based products. Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum based materials. This means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete. Our scandium products for sale include both scandium oxide and scandium master alloy materials.

ALCERECO

In 2015, the Company entered into a memorandum of understanding (“MOU”) with ALCERECO Inc. of Kingston, Ontario (“ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for scandium aluminum alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies prices, delivery volumes and timeframes for commencement of delivery of scandium oxide product. The offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by ALCERECO, and there is no requirement for payment in lieu of purchase.

The MOU represented keen mutual interest in foundry-based test work on aluminum alloys containing scandium, based on understandings that ALCERECO’s team had gained from prior work with Alcan Aluminum, and based on SCY’s twin goals of understanding and identifying quality applications for scandium, and also understanding the scandium value proposition with customers.

During December 2017, the Company revised and renewed the scandium product offtake agreement with ALCERECO. The revised agreement extends the deadline for initial production and shipments from the Nyngan Scandium Project from December 1, 2017, to as late as December 1, 2020. The defined sale product was changed to an aluminum scandium 2% master alloy from scandium oxide in the prior agreement. The revised sales agreement covers approximately the same scandium oxide volume as the prior agreement, representing 55% of Nyngan’s initial twelve month forecast production, and approximately 20% of nameplate capacity, as established by the Definitive Feasibility Study. The revised offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by ALCERECO, and there is no requirement for payment in lieu of purchase.

The Company has sponsored research work as contemplated by the MOU with ALCERECO and with two other unrelated entities in separate locations. This work develops and documents the improvement in strength characteristics scandium can deliver to aluminum alloys without degrading other key properties. The team has run multiple alloy mix programs where scandium loading is varied, in order to look at response to scandium additions on a cost/benefit basis. This work has been done in the context of industries and applications where these particular alloys are popular today.

These programs are focused on 3 Series, 5 Series and 7 Series Al-Sc alloys, and have served to make independent data and volume samples available for sales efforts.

The results of our research work is positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions above 0.1%, and dramatic strengthening improvements with additions of 0.35%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that altering the combinations of scandium loads and alloy hardening process techniques has significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications.

Letters of Intent

During January 2018 the Company announced signing Letter Of Intent (“LOI”) agreements with three unrelated partnering entities. In each agreement we contribute either scandium master alloy product, or aluminum-scandium alloy product for trial testing by the partners in their downstream manufacturing applications. In each LOI, the parties have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing.

These three formal LOIs, with distinct industry segment leaders, represent a key marketing program demonstrating precisely how scandium will perform in specific products, and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts, benefits, and costing implications of introducing scandium into their traditional aluminum feedstocks.

The counterparties in these three LOI’s are specifically:

Gränges AB (“Gränges”), based in Stockholm, Sweden. Gränges, a public company, traded on the NASDAQ Stockholm Stock Exchange (GRNG:OMX), and a large global player in the rolled aluminum products business, with production assets in Europe, USA, and China, and a worldwide customer base, majority concentrated in the USA. Gränges is focused on advanced aluminum materials, and holds a leading global position in rolled products for brazed heat exchangers, which it estimates at 20%. The brazed heat exchanger market has traditionally been centered in automotive applications, but is increasingly also now being applied to stationary heat exchanger (HVAC) solutions as well.

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based alloys, customized to individual process, unique pieces and heavy castings for special applications. The cast aluminium alloys segment represents roughly 30% of the global aluminium alloy market today.

AML Technologies ("AML"), an Adelaide, Australia based start-up company with proprietary technology for applying aluminium alloys to additive layer manufacturing processes, also commonly referred to as 3D printing. AML Technologies is commercializing a 3D printing metal additive manufacturing process, designed to operate at a speed that will enable manufacture of medium to relatively large engineered metal parts and structures at low cost.

These LOI agreements are part of a developing strategy by the Company to pick innovative, research-capable partners, willing to test scandium in their applications. We are selecting and approaching these specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make valuable contributions to their specific products, and we have the alloy samples to make a fast start on that validation. The scandium market for aluminum alloys needs to be built, and that construction should be seen as underway in the most direct sense. The Company plans to do more of these programs, application-specific, in pursuit of sales contracts with quality customers across numerous industry segments, predominantly existing aluminum alloy consumers.

Nyngan Scandium Project - Planned Activities for 2018-2019

The following steps are planned for Nyngan during the 2018 and 2019 Calendar years:

•	Pursue additional offtake agreements in support of planned future scandium sales,
•	Seek project financing to fund the construction of the Nyngan Scandium Project in 2018,
•	Commence site construction in the latter half of 2018, with anticipated construction completion over 12 months, and
•	Initiate project commissioning in mid-2019, with product available for sale by the end of 2019.

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

Figure 4. Location of Honeybugle Scandium property

Honeybugle Drill Results

On May 7, 2014 the Company announced completion of an initial program of 30 air core (AC) drill holes on the property, specifically at the Seaford anomaly, targeting scandium (Sc). Results on 13 of these holes are shown in detail in the table below. These holes suggest the potential for scandium mineralization on the property similar to our Nyngan Scandium Project.

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

The Company does not consider the Kiviniemi Scandium property to be a material property at this time. No NI 43-101 resources or reserves are known to exist on the property. The property is classified as the Finland property for purposes of financial statement segment information.

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

The Company applied for a reservation on the property in early 2017, which was granted in June 2017, after the public comment period ended. The reserved exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. This reservation grants us a first position right to apply for an exploration license on the property (protected through 2018). The Company filed the exploration application in January 2018, for review and anticipated grant by mid-2018.

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

Geology of Resource Target

The host rock is very iron-rich, garnet-bearing fayalite ferro(monzo) diorite. The main minerals in the deposit include: plagioclase, potassium feldspar, ferrohedenbergite (clinopyroxene), ferrohastingsite (amphibole), almandine garnet and fayalite. The principal scandium carrier minerals are ferrohastingsite (59%) and ferrohedenbergite (40%).

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

Kiviniemi Scandium Property - GTK Resource Potential Estimate
Estimated
Potential	Sc Cut Off	Average Grade Estimate (ppm)
Tonnage (Mt)	Grade (ppm)	Scandium	Yttrium	Zirconium

12.6	60	170.1	80.5	1745
12.5	100	170.9	80.3	1744
11.1	150	173.3	80.2	1830

SOURCE: Publication, GTK, "3D Modeling and Mineral Resource Estimation
of the Kiviniemi Scandium Deposit, Eastern Finland". Authors, Janne Hokka
& Tapio Halkoaho

The Company believes the standards and controls employed by GTK are reliable and consistent with proper industry practice. However the potential quantity and grade is conceptual in nature and there has been insufficient exploration to define a mineral resource and it is uncertain whether further exploration will result in a mineral resource. The company considers the above estimates as historical in nature, and such estimates do not use the categories prescribed by NI 43-101. A qualified person (as defined in NI 43-101) has not done sufficient work to classify the historical estimate as a current mineral resource. The Company is not treating the historical estimate as a current mineral resource.

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

Kiviniemi Summary

The Kiviniemi property represents a medium grade scandium resource target that has remained unrecognized and overlooked by exploration work, largely due to the absence of the more commonly sought-after minerals in the region, specifically copper, nickel and cobalt. We believe that Kiviniemi is Europe’s largest underdeveloped primary scandium resource.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2017
First quarter	0.475	0.255
Second quarter	0.455	0.300
Third quarter	0.425	0.270
Fourth quarter	0.350	0.220
Fiscal Year ended December 31, 2016
First quarter	0.190	0.100
Second quarter	0.205	0.150
Third quarter	0.180	0.135
Fourth quarter	0.295	0.135

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

	High	Low
January 2018	1.2535	1.2403
December 2017	1.2886	1.2545
November 2017	1.2888	1.2638
October 2017	1.2893	1.2472
September 2017	1.2480	1.2128
August 2017	1.2755	1.2482

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2016 and 2017.

	Year Ended December 31
	(Canadian $ per U.S. $)
	2016	2016
Rate at end of Period	1.2771	1.3427
Low	1.2128	1.2562
High	1.3743	1.4661

As of January 31, 2018, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2017 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of outstanding	outstanding options,	compensation plans
Plan Category	options, warrants and	warrants and rights	(excluding securities
	rights		reflected in column
		(b)	(a))
(a)
(c)
Equity compensation plans approved by security holders	23,585,000	C$0.18	11,937,080
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	23,585,000	C$0.18	11,937,080

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

The Company is a specialty metals and alloys company focusing on scandium and other specialty metals.

The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

The Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan Scandium Project and Honeybugle Scandium property located in New South Wales, Australia and the Kiviniemi scandium prospect in Finland, all of which are 100% owned by SCY. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

In fiscal 2017, the Company exchanged a 20% interest in its Australian subsidiary which holds the Nyngan Scandium Project and Honeybugle Scandium property for 58,830,645 common shares of the Company. Accordingly, the Company now holds 100% interest in its Australian subsidiary as at period end.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2017

Liquidity and Capital Resources

At December 31, 2017, we had working capital of $323,231 including cash of $343,434 and current liabilities of $66,189 as compared to working capital of $625,108 including cash of $615,234 at December 31, 2016. The decrease in working capital is due to costs incurred in completing the Nyngan Scandium Project DFS and ongoing operating costs during 2017.

At December 31, 2017, we had a total of 23,585,000 (2016 – 21,820,000) stock options exercisable between C$0.10 and C$0.60 (2016 – between C$0.07 and C$0.20) which has the potential upon exercise to generate a total of C$4,307,800 (2016 – C$2,465,660) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

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

The Company will need additional funding to develop the Nyngan project into a mine in the last half of 2018, and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2017

The net loss for the quarter increased by $365,269 to $563,452 from a loss of $198,183 in the prior year, mainly as a result of a research and development refund received for the Nyngan project in Q4 of 2016 No such refund was received in Q4 of 2017. Details of the individual items contributing to the increased loss are as follows:

Q4 2017 vs. Q4 2016 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Exploration	($503,947)

During the fourth quarter of 2016 the Company received A$629,000 (approximately US$474,000) Research & Development ("R&D") Tax Incentive refund, net of costs to prepare and file. The R&D Tax Incentive refund was offset against exploration costs in 2016.

General and administrative	($72,079)	As the Company continued to seek financing and offtake agreements, increased costs were incurred for this expense category.

Q4 2017 vs. Q4 2016 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Consulting	($25,466)	In Q4 2017, the Company hired consultants to market the company’s scandium products in Australia and Europe. No such costs were incurred in Q4 2016.
Stock based compensation	($22,714)	The increase in stock option compensation (unfavourable variance) is due primarily to the issuance of 250,000 options in Q4 of 2017. There were no stock options issued in Q4 of 2016.
Salaries	($19,281)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.
Travel	($11,285)	Higher travel costs in Q4 2017 as compared to Q4 2016 are due to costs incurred to secure potential off-take agreements.
Professional fees	($14,730)	The unfavorable variance is due to legal fees associated with the completion of the exchange transaction with SIL for the company’s buy back of the 20% interest in EMC-A.
Foreign exchange	($2,520)	Quarter to quarter the impact of exchange rates was basically the same.
Cost allocable to non-controlling interest in a subsidiary	$67,756

Non-controlling interest costs were allocated in 2016. With the conversion of SIL’s 20% interest in EMC-A taking place at the beginning of Q4, no costs were allocable to SIL during Q4 2017, resulting in a favourable variance.

Write-off of mineral property interests	$238,670	It was decided in Q4 of 2016 to write-off the Tordal property in Norway. There were no write-offs in Q4 of 2017.

Results of Operations for the Year ended December 31, 2017

The net loss for the year increased by $682,162 to $2,790,590 from $2,108,428 in the prior year, mainly because of increased stock-based compensation, general and administrative costs and salaries and benefits. Details of the individual items contributing to the decreased net loss are as follows:

2017 Vs. 2016 - Variance Analysis (US$)
Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Stock-based compensation	($814,396)

The increase in stock option compensation (unfavourable variance) is due primarily to a higher Company stock price on the date options were granted during 2017 as compared with grant dates during 2016. Stock price and stock price volatility are key factors in computing the compensation expense.

General and administrative	($114,898)	The higher G&A costs in 2017 when compared to 2016 are due to increased spending on marketing and investor relations costs.
Salaries and benefits	($107,164)	The Company hired a Vice President Project and Market Development late in Q2 2016 and increased his responsibilities and salary in 2017.
Consultants	($80,028)	In 2017, the Company hired consultants to market the Company’s scandium products in Australia and Europe. No such costs were incurred in 2016.
Costs allocable to non-controlling interest in a subsidiary	($50,647)

20% of the losses incurred in the Nyngan Scandium Project to October 6, 2017, are allocated to the minority partner interest, effectively reducing the Company loss for the year. Lower Nyngan operating costs in 2017 than in 2016, resulted in a smaller allocation of losses this year as well as the fact that not all the year’s losses were allocable to the minority interest partner.

Travel and entertainment	($30,900)	Higher travel costs in 2017 as compared to 2016 are due to costs incurred to attend conventions and to secure off-take agreements.
Professional fees	$1,970	The favorable variance is due to 2016 costs reflecting expenditures on the development of the Nyngan Scandium Project definitive feasibility study. No such costs were incurred in 2017.
Amortization	$1,879	Furniture and fixtures at the Reno office were fully depreciated in 2016 resulting in lower amortization charges in 2017 when compared to 2016.
Insurance	$4,156	Insurance rates for general liability were lowered by our insurance provider for 2017 when compared to 2016.
Foreign exchange	$76,467

The Company held considerably more Australian and Canadian dollars throughout 2017 than in 2016. Both of these currencies increased in value relative to U.S. currency in 2017 resulting in a foreign exchange gain.

2017 vs. 2016 - Variance Analysis (US$)

Item	Variance
	Favourable /
	(Unfavourable)	Explanation
Exploration	$197,669	During 2016 the Company was continuing to incur costs for the Nyngan Scandium Project development on that project. In 2017 smaller expenditures were being made.
Write-off of mineral property interests	$238,670	It was decided in 2016 to write-off the Tordal property in Norway. There were no write-offs in 2017.

Cash flow discussion for the year ended December 31, 2017 compared to December 31, 2016

The cash outflow from operating activities decreased by $82,085 to $1,549,200 (2016 – $1,631,285) due to lower costs exploration costs as the Company decreased exploration activities while attempting to gain off-take agreements and financings.

No capital investments were made in 2017 and, accordingly, cash flows from investing activities decreased by $3,157 to ($Nil) (2016 – $3,157).

Cash inflows from financing activities increased by $1,277,400 to $1,277,400 (2016 - $Nil) as a result of share issues and option exercises in 2017.

Summary of quarterly results (US$)

		2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(563,452)	(409,069)	(490,303)	(1,327,766)	(198,183)	(333,031)	(496,118)	(1,081,096)
Basic and diluted
Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)

Financial Position

Cash

The decrease in cash of $271,800 to $343,434 (2016 - $615,234) results from the on-going operating costs partially offset by common share issues and stock option exercises.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $971 to $1,947 at December 31, 2017 (2016 - $2,918) is due to the amortization of computer hardware items.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2017 (2016 - $704,053).

Accounts Payable, Accounts payable with related parties and Accrued Liabilities

Accounts payable, accounts payable with related parties and accrued liabilities have increased by $24,836 to $66,189 at December 31, 2017 (2016 – $41,353) due to additional consultants in Europe and Australia.

Capital Stock

Capital stock increased by $15,326,534 to $106,468,869 (2016 - $91,142,335) largely due to conversion of the minority interest in EMC-A into shares of the Company. Also, private placements of $1,082,250 and stock option exercises of $257,800 contributed to the increase.

Additional paid-in capital decreased by $2,227,187 to $4,617,484 (2016 - $6,844,671) as a result of the share exchange transaction that took place in Q4 of 2017 and also stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2017 fiscal period.

Off-balance sheet arrangements

At December 31, 2017, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Additional Information and Accounting Pronouncements

Outstanding share data

At February 23, 2018 we had 292,170,239 issued and outstanding common shares and 29,885,000 outstanding stock options at a weighted average exercise price of C$0.18. No warrants are outstanding at February 23, 2018.

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

Recent Accounting Pronouncements

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company has determined this guidance will have no impact on its financial statements.

Accounting Standards Update 2016-02-Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has determined this guidance will have no impact on its financial statements.

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

For the fiscal years ended December 31, 2017 and 2016 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2017.

Changes in Internal Control.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.                        OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2018 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2018, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2017 and 2016 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)
3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(1)	2008 Stock Option Plan
10.2(3)	2015 Stock Option Plan
10.3(1)	Management Contract with George Putnam dated May 1, 2010
10.4(4)	Management Contract with Edward Dickinson dated August 13, 2011
10.5(5)	Loan Agreement dated June 24, 2014
10.6(6)	Share Exchange Agreement dated June 30, 2017
21.1(7)	List of Subsidiaries
23.1(7)	Consent of Davidson & Company LLP
23.2(7)	Consent of Stuart Hutchin
23.3(7)	Consent of Dean Basile
23.4(7)	Consent of Geoffrey Duckworth
31.1(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

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
(6) Previously filed as an exhibit to the Form 8-K filed July 26, 2017 and incorporated herein by reference.
(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:     /s/ George Putnam
           George Putnam
           President and Principal Executive Officer

Date:       February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	February 27, 2018
George Putnam

/s/ William Harris	Chairman and Director	February 27, 2018
William Harris

/s/ James Rothwell	Director	February 27, 2018
James Rothwell

/s/ Willem Duyvesteyn	Director	February 27, 2018
Willem Duyvesteyn

/s/ Warren Davis	Director	February 27, 2018
Warren Davis

/s/ Barry Davies	Director	February 27, 2018
Barry Davies

/s/ Peter Evensen	Director	February 27, 2018
Peter Evensen

/s/ R.Christian Evensen	Director	February 27, 2018
R. Christian Evensen

/s/ Andrew Greig	Director	February 27, 2018
Andrew Greig

	Principal Accounting Officer and	February 27, 2018
/s/ Edward Dickinson	Principal Financial Officer
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in equity for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017,and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

“DAVIDSON & COMPANY LLP”

We have served as the Company’s auditor since 2006.

Vancouver, Canada	Chartered Professional Accountants

February 27, 2018

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2017	December 31, 2016

ASSETS
Current
Cash	$343,434	$615,234
Prepaid expenses and receivables	45,986	51,227
Total Current Assets	389,420	666,461
Equipment (Note 3)	1,947	2,918
Mineral property interests (Note 4)	704,053	704,053
Total Assets	$1,095,420	$1,373,432

LIABILITIES AND EQUITY
Current
Accounts payable and accrued liabilities	$34,153	$27,649
Accounts payable with related parties (Note 5)	32,036	13,704

Total Liabilities	66,189	41,353

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 291,970,239 (2016 – 225,047,200))	106,468,869	91,142,335
Treasury stock (Note 7) (1,033,333 common shares) (2016 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	4,617,484	6,844,671
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(107,939,528)	(93,446,610)
Total Stockholders’ Equity	1,029,231	2,422,802
Non-controlling Interest in a Subsidiary (Note 11)	-	(1,090,723)
Total Equity	1,029,231	1,332,079
Total Liabilities and Equity	$1,095,420	$1,373,432

Nature and continuance of operations (Note 1)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(Expressed in US Dollars)

	December 31,	December 31,
Years ended	2017	2016

EXPENSES
Amortization (Note 3)	$971	$2,850
Consulting (Note 5)	182,028	102,000
Exploration	312,185	509,854
General and administrative	300,234	185,336
Insurance	29,068	33,224
Professional fees	97,977	96,007
Salaries and benefits	623,525	516,361
Stock-based compensation (Note 6)	1,283,830	469,434
Travel and entertainment	85,888	54,988

	(2,915,706)	(1,970,054)

Foreign exchange gain (loss)	51,628	(23,839)
Write-off of mineral property (Note 4)	-	(238,670)

	51,628	(262,509)

Loss and comprehensive loss for the year	(2,864,078)	(2,232,563)

Loss attributable to non-controlling interest in a subsidiary	73,488	124,135

Loss and comprehensive loss for the year attributable to Scandium International Mining Corp.	$(2,790,590)	$(2,108,428)

Basic and diluted loss per common share attributable to Scandium International Mining Corp.	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	230,206,639	225,047,200

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended	December 31,	December 31,
	2017	2016

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(2,864,078)	$(2,232,563)
Items not affecting cash:
Amortization	971	2,850
Stock-based compensation	1,283,830	469,434
Write-off of mineral property	-	238,670

Changes in non-cash working capital items:
Decrease in prepaids and receivables	5,241	56,302
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	24,836	(165,978)
	(1,549,200)	(1,631,285)
CASH FLOWS USED IN INVESTING ACTIVITIES
Equipment purchase	-	(3,157)
	-	(3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,082,250	-
Options exercised for common shares	195,150	-
	1,277,400	-

Change in cash during the year	(271,800)	(1,634,442)
Cash, beginning of year	615,234	2,249,676

Cash, end of year	$343,434	$615,234

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars)

					Accumulated		Total	Non-controlling
			Additional Paid	Treasury Stock	Other		Stockholders’	Interest in a
	Number of		in Capital		Comprehensive	Deficit	Equity	Subsidiary
	Shares	Capital Stock			Loss				Total Equity

Balance, December 31, 2015	225,047,200	$91,142,335	$6,375,237	$(1,264,194)	$(853,400)	$(91,338,182)	$4,061,796	$(966,588)	$3,095,208
Stock-based compensation	-	-	469,434	-	-	-	469,434	-	469,434
Loss for the year	-	-	-	-	-	(2,108,428)	(2,108,428)	(124,135)	(2,232,563)
Balance, December 31, 2016	225,047,200	91,142,335	6,844,671	(1,264,194)	(853,400)	(93,446,610)	2,422,802	(1,090,723)	1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,052	(218,902)	-	-	-	195,150	-	195,150
Minority interest acquisition	58,830,645	13,830,232	(3,292,115)	-	-	(11,702,328)	(1,164,211)	1,164,211	-
Stock-based compensation	-	-	1,283,830	-	-	-	1,283,830	-	1,283,830
Loss for the year	-	-	-	-	-	(2,790,590)	(2,790,590)	(73,488)	(2,864,078)
Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$(107,939,528)	$1,029,231	$-	$1,029,231

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

In fiscal 2015, the Company settled a $2,500,000 promissory note payable in exchange for a 20% interest in its Australian subsidiary which holds the Nyngan and Honeybugle properties. In fiscal 2017, this 20% interest was converted into common shares of the Company (Note 11).

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital in order to advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. In the event that additional financial support is not received, or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, and EMC Metals Australia Pty Ltd.(“EMC-A”).” During the year, Wolfram Jack Mining Corp. and The Technology Store, Inc. were wound-up and no longer are included in these consolidated financial statements. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC-A, until the date the 20% interest was disposed by the Company (Note 11). In October 2017, the Company reacquired the remaining 20% minority interest in EMC-A through the issuance of common shares (Note 11). All significant intercompany accounts and transactions have been eliminated on consolidation.

b)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

The Company considers itself to be an exploration stage company and will consider the transition to development stage after it receives funding to begin mine construction, and board approval.

c)	Equipment

Equipment is recorded at cost less accumulated amortization, calculated as follows:

Computer equipment	30% straight line
Office equipment	20% straight line

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

d)	Mineral interests and exploration and development costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral interest is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral interests are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows or fair value in use related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2017 and 2016 there were no warrants outstanding and 23,585,000 options (2016 – 21,820,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

i)	Foreign exchange

The Company's and subsidiaries’ functional currency is the US Dollar (“USD”). Any monetary assets and liabilities that are in a currency other than the USD are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into USD are included in current results of operations. Fixed assets and mineral properties have been translated at historical rates, the rate on the date of the transaction.

j)	Stock-based compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period. Any grants to non-employees are measured at the fair value of the services provided, or at the fair value of the options granted, whichever is more reliable. The Black-Scholes option valuation model is used to calculate fair value.

k)	Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, and accounts payable with related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks, one in Chicago, Illinois, United States of America, one in Vancouver, British Columbia, Canada and one in Melbourne, Victoria, Australia.

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

l)	Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2017 and 2016, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$343,434	$343,434	$—	$—

Total	$343,434	$343,434	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable to related parties approximate their fair value due to their short-term nature.

The fair values of cash are determined through market, observable and corroborated sources.

n)	Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company has determined that this guidance will have no impact on its financial statements.

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

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for annual periods beginning after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company has determined that this guidance will have no impact on its financial statements.

3.	EQUIPMENT

2017
				December 31, 2017
	December 31, 2016	Additions		Net Book Value
	Net Book Value	(disposals)	Amortization
Computer equipment	$2,918	$-	$(971)	$1,947
	$2,918	$-	$(971)	$1,947

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

2016
	December 31, 2015			December 31,
	Net Book Value	Additions		2016 Net Book
		(disposals)	Amortization	Value
Computer equipment	$1,017	$3,157	$(1,256)	$2,918
Office equipment	1,594	-	(1,594)	-
	$2,611	$3,157	$(2,850)	$2,918

4.	MINERAL PROPERTY INTERESTS

Scandium and
December 31, 2017	other

Acquisition costs

Balance, December 31, 2016	$704,053
Additions	-
Balance December 31, 2017	$704,053

Scandium and
December 31, 2016	other

Acquisition costs

Balance, December 31, 2015	$942,723
Write-off of Tordal property	(238,670)
Balance December 31, 2016	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% (2016 – 80%) (Note 11) interest in the Nyngan property in New South Wales, Australia. A definitive feasibility study was completed on the property in fiscal 2016. During December 2017, the Company revised and renewed a scandium product offtake agreement for delivery of scandium based product upon availability from mine production.

Royalties attached to the Nyngan property include, a 0.7% royalty on gross mineral sales on the property, a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

The Company holds a 100% (2016 – 80%) (Note 11) interest in the Honeybugle property.

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Kiviniemi Scandium Property Finland

In June 2017, the Company was granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. This reservation grants a first position right to apply for an exploration license on the property (protected through calendar 2018). The Company filed the exploration application in January 2018, for review and anticipated grant by mid-2018. As of December 31, 2017, no funds have been capitalized for this property

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

Tørdal property, Norway

In December 2016, it was decided to write-off the Company’s interest, $238,670, in the Tordal property.

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2016, the Company expensed $366,923 for stock options issued to Company directors.

During each of the years ended December 31, 2017 and December 31, 2016 the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2017, the Company owed $32,036 (2016 - $13,704) to officers of the Company.

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On October 6, 2017, the Company issued 58,830,645 common shares for conversion of the minority interest in its Australian properties at a fair value of $13,830,232 (Note 11).

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

Stock option transactions are summarized as follows:

		Stock Options
		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2015	17,610,000	$0.12
Granted	5,260,000	0.14
Expired	(1,050,000)	0.24

Outstanding, December 31, 2016	21,820,000	0.11
Granted	5,600,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, December 31, 2017	23,585,000	$0.18

Number currently exercisable	22,495,500	$0.18

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at December 31, 2017, incentive stock options were outstanding as follows:

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

Number of Options (exerciseable)	Number of Options (outstanding)	Exercise Price in Canadian $	Expiary Date
Options
1,000,000	1,000,000	0.100	May 9, 2018
3,375,000	3,375,000	0.120	July 25, 2019
200,000	200,000	0.100	December 30, 2019
3,450,000	3,450,000	0.140	April 17, 2020
250,000	250,000	0.600	May 11, 2020
400,000	400,000	0.115	August 28, 2020
4,300,000	4,300,000	0.010	November 5, 2020
4,785,500	4,860,000	0.130	February 8, 2021
320,000	400,000	0.200	June 14, 2021
4,365,000	5,100,000	0.370	February 21, 2022
50,000	250,000	0.300	October 6, 2022

22,495,500	23,585,000

As at December 31, 2017 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $1,467,123 (2016 - $922,412).

Stock-based compensation

During the year ended December 31, 2017, the Company recognized stock-based compensation of $1,283,830 (December 31, 2016 - $469,434) in the statement of loss and comprehensive loss as a result of incentive stock options granted and vested in the current period. There was a corresponding entry to additional paid in capital. There were 5,600,000 stock options granted during the year ended December 31, 2017 (December 31, 2016 – 5,260,000).

The weighted average fair value of the options granted in the year was C$0.32 (2016 - C$0.12) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of options granted are as follows:

	2017	2016

Risk-free interest rate	1.13%	1.13%
Expected life	5 years	5 years
Volatility	141.12%	141.12%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7.	TREASURY STOCK

	Number	Amount
Treasury shares, December 31, 2017, 2016 and 2015	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2017	Australia	United States	Total

Equipment	$-	$1,947	$1,947
Mineral property interests	704,053	-	704,053
	$704,053	$1,947	$706,000

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

December 31, 2016	Australia	United States	Total
Equipment	$-	$2,918	$2,918
Mineral property interests	704,053	-	704,053
	$704,053	$2,918	$706,971

9.	DEFERRED INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2017	2016

Loss before income taxes	$(2,864,078)	$(2,232,563)

Expected income tax (recovery)	(726,000)	(548,000)
Change in statutory, foreign tax, and other	(20,000)	(439,000)
Permanent difference	312,000	90,000
Adjustment to prior years provision versus statutory tax returns	(453,000)	-
Change in unrecognized deductible temporary differences	887,000	897,000
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows;

	2017	2016
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,708,000	$1,527,000
Property and equipment	69,000	63,000
Share issue costs	8,000	13,000
Marketable securities	19,000	19,000
Allowable capital losses	1,913,000	1,786,000
Non-capital losses available for future periods	4,111,000	3,533,000
	7,828,000	6,941,000
Unrecognized deferred tax assets	(7,828,000)	(6,941,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2017	Expiry Date	2016	Expiry Date
		Range		Range
Temporary Differences
Exploration and evaluation assets	$6,536,000	No expiry date	$5,848,000	No expiry date
Property and equipment	264,000	No expiry date	244,000	No expiry date
Share issue costs	37,000	2036 to 2039	48,000	2036 to 2039
Marketable securities	145,000	No expiry date	145,000	No expiry date
Allowable capital losses	7,359,000	No expiry date	6,870,000	No expiry date
Non-capital losses available for future periods	15,709,000	2018 to 2037	13,509,000	2018 to 2036

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

On October 10, 2017, the Company closed a share exchange transaction to acquire 100% ownership of EMC-A in a non-cash transaction. The Company issued 58,830,645 shares of the Company’s common shares at a fair value of $13,830,232 to increase the Company ownership of EMC-A from 80% to 100% (see Note 11 for additional details).

There were no major non-cash transactions in the year ended December 31, 2016.

There were no amounts paid for taxes and interest in the years ended December 31, 2017 and December 31, 2016.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Expressed in US Dollars)

11.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015 the Company’s $2,500,000 promissory note payable converted into a 20% ownership interest in EMC-A, with the Company holding an 80% ownership interest. EMC-A held interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC-A was operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL held a carried interest in the Nyngan Scandium Project and was not required to contribute cash for the operation of EMC-A until the Company met two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones were met, SIL was to fully participate on project costs thereafter.

Completion of the development milestones by the Company, as described above, activated a second one-time, limited period option for SIL to elect to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at the then prevailing market prices, rather than continue with ownership at the project level. SIL elected to exercise the conversion option as described.

On October 10, 2017, the Company announced that it had closed the share exchange transaction to acquire SIL’s entire 20% ownership of EMC-A. The Company issued 57,371,565 shares of the Company’s common shares at a fair value of $13,487,223 to acquire SIL’s shares of EMC-A and increase the Company ownership of EMC-A from 80% to 100%.

The Company also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by the Company in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result an adjustment payment of 1,459,080 common shares at a fair value of $343,009 was made.

SIL also was granted the right to nominate two directors to the Company Board.

12.	SUBSEQUENT EVENT

On January 19, 2018, the Company issued 6,500,000 stock options at C$0.225 with a 5 year life and various vesting terms.

On January 30, 2018, a director of the Company exercised 200,000 stock options at a price of C$0.10 for proceeds of $16,070.