Form 10-Q
period 2018-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2018-05-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 14, 2018, the registrant’s outstanding common stock consisted of 304,771,294 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2018	December 31, 2017

ASSETS

Current
Cash	$702,873	$343,434
Prepaid expenses and receivables	104,937	45,986

Total Current Assets	807,810	389,420

Equipment (Note 3)	1,789	1,947
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,513,652	$1,095,420

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$44,145	$34,153
Accounts payable with related parties (Note 5)	22,362	32,036

Total Liabilities	66,507	66,189

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 297,899,406 (2017 – 291,970,239))	107,299,731	106,468,869
Treasury stock (Note 7) (1,033,333 common shares) (2017 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,534,149	4,617,484
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(109,269,141)	(107,939,528)

Total Equity	1,447,145	1,029,231

Total Liabilities and Equity	$1,513,652	$1,095,420

Nature and continuance of operations (Note 1)
Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	March 31, 2018	March 31, 2017
3 month period ended

EXPENSES
Amortization (Note 3)	$158	$275
Consulting	68,179	26,400
Exploration (recovery)	(16,794)	14,525
General and administrative	100,382	58,422
Insurance	7,345	7,191
Professional fees	54,401	2,645
Salaries and benefits	158,895	151,643
Stock-based compensation (Note 6)	920,558	1,075,968
Travel and entertainment	26,019	21,677

	(1,319,143)	(1,358,746)

Foreign exchange gain (loss)	(10,470)	20,462

Loss and comprehensive loss for the period	(1,329,613)	(1,338,284)

Costs allocable to non-controlling interest in a subsidiary	-	10,518

Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(1,329,613)	$(1,327,766)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$0.01	$0.01

Weighted average number of common shares outstanding	292,740,146	226,296,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,329,613)	$(1,338,284)
Items not affecting cash:
Amortization	158	275
Stock-based compensation	920,558	1,075,968

Changes in non-cash working capital items:
Decrease (increase) in prepaids and receivables	(58,951)	15,216
Decrease (increase)in accounts payable, accrued liabilities and accounts
payable with related parties	318	(2,338)
	(467,530)	(249,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	810,898	261,375
Options exercised for common shares	16,071	170,591
	826,969	431,966

Change in cash during the period	359,439	182,803
Cash, beginning of period	343,434	615,234

Cash, end of period	$702,873	$798,037

	2018	2017
Cash paid during the 3 month period for interest	$-	$-
Cash paid during the 3 month period for taxes	$-	$-
There were no significant non-cash investing and financing activities during the periods ended March 31, 2018 and 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2016	225,047,200	$91,142,335	$6,844,671	$(1,264,194)	$(853,400)	$(93,446,610)	$2,422,802	$(1,090,723)	$1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,052	(218,902)	-	-	-	195,150	-	195,150
Minority interest acquisition	58,830,645	13,830,232	(3,292,115)	-	-	(11,702,328)	(1,164,211)	1,164,211	-
Stock-based compensation	-	-	1,283,830	-	-	-	1,283,830	-	1,283,830
Loss for the year	-	-	-	-	-	(2,790,590)	(2,790,590)	(73,488)	(2,864,078)
Balance, December 31, 2017	291,970,239	106,468,869	4,617,484	(1,264,194)	(853,400)	(107,939,528)	1,029,231	-	1,029,231
Private placement	5,729,167	810,898	-	-	-	-	810,898	-	810,898
Options exercised	200,000	19,964	(3,893)	-	-	-	16,071	-	16,071
Stock-based compensation	-	-	920,558	-	-	-	920,558	-	920,558
Loss for the period	-	-	-	-	-	(1,329,613)	(1,329,613)	-	(1,329,613)
Balance, March 31, 2018	297,899,406	$107,299,731	$5,534,149	$(1,264,194)	$(853,400)	$(109,269,141)	$1,447,145	$-	$1,447,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2018. Operating results for the three-month period ended March 31, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, and EMC Metals Australia Pty Ltd.(EMC-A”). Non-controlling interest represents the minority stockholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC-A, until the date the 20% interest was disposed of by the Company in August 2015 (Note 9). In October 2017, the Company reacquired the remaining 20% minority interest in EMC-A through the issuance of common shares (Note 9). All significant intercompany accounts and transactions have been eliminated on consolidation.

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
March 31, 2018
(Expressed in US Dollars) (Unaudited)

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$702,873	$702,873	$—	$—

Total	$702,873	$702,873	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company has adopted this policy with no material effect to the condensed consolidated financial statements.

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for annual periods beginning after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company has adopted this policy with no material effect to the condensed consolidated financial statements.

3.	EQUIPMENT

	December 31,	Additions
	2017 Net Book	(disposals)		March 31, 2018
	Value	(write-offs)	Amortization	Net Book Value
Computer equipment	$1,947	$-	$(158)	$1,789

	December 31,	Additions		December 31,

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Expressed in US Dollars) (Unaudited)

	2016 Net Book	(disposals)		2017 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$2,918	$-	$(971)	$1,947

4.	MINERAL PROPERTY INTERESTS

Scandium and
March 31, 2018	other
Acquisition costs
Balance, December 31, 2017 and March 31, 2018	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% (Note 9) interest in the Nyngan property in New South Wales, Australia (NSW). A definitive feasibility study was completed on the property in fiscal 2016. During December 2017 the Company revised and renewed a scandium product offtake agreement for delivery of scandium-based product upon availability from mine production.

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

Honeybugle property, Australia

The Company holds a 100% interest in the Honeybugle property (Note 9).

Kiviniemi Scandium Property Finland

In June 2017, the Company was granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. This reservation grants a first position right to apply for an exploration license on the property (protected through 2018). The Company filed the exploration application in January 2018, for review and anticipated grant by mid-2018. As of March 31, 2018, no funds have been capitalized for this property.

5.	RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2018, the Company paid a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2017, the Company paid a consulting fee of $25,500 to one of its directors.

As at March 31, 2018, the Company owed $22,362 to various directors and officers of the Company. (December 31, 2017 - $32,036)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 2, 2018, the Company issued 5,729,167 common shares at a value of C$0.18 per common share for total proceeds of C$1,031,250 ($810,898).

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2016	21,820,000	$0.11
Granted	5,600,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, December 31, 2017	23,585,000	0.18
Granted	6,500,000	0.225
Exercised	(200,000)	0.10

Outstanding, March 31, 2018	29,885,000	$0.19

Number currently exercisable	28,075,000	$0.19

As at March 31, 2018, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	800,000	800,000	0.100	May 9, 2018 *
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	250,000	250,000	0.600	May 11, 2020
	3,450,000	3,450,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,860,000	4,860,000	0.130	February 8, 2021
	400,000	320,000	0.200	June 14, 2021
	5,100,000	4,610,000	0.370	February 21, 2022
	250,000	50,000	0.300	October 6, 2022
	6,500,000	5,460,000	0.225	January 19, 2023

	29,885,000	28,075,000

* All of these options have been exercised subsequent to March 31, 2018 for gross proceeds of $63,422 (C$80,000).

As at March 31, 2018 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $949,590 (December 31, 2017 - $1,467,123).

Stock-based compensation

During the 3-month period ended March 31, 2018, the Company recognized stock-based compensation of $920,558 (March 31, 2017 - $1,075,968) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 6,500,000 stock options granted during the 3-month period ended March 31, 2018 (March 31, 2017 – 5,100,000).

The weighted average fair value of the options granted in the quarter was C$0.192 (2017 - C$0.33) .

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2018	2017

Risk-free interest rate	1.96%	1.48%
Expected life	5 years	5 years
Volatility	127.81%	137.16%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, March 31, 2018 and December 31 2017	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Norway and Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2018	Australia	United States	Total
Equipment	$-	$1,789	$1,789
Mineral property interests	704,053	-	704,053
	$704,053	$1,789	$705,842

December 31, 2017	Australia	United States	Total
Equipment	$-	$1,947	$1,947
Mineral property interests	704,053	-	704,053
	$704,053	$1,947	$706,000

9.	EMC METALS AUSTRALIA PTY LTD

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
March 31, 2018
(Expressed in US Dollars) (Unaudited)

On October 10, 2017, the Company announced that it had closed the share exchange transaction to acquire SIL’s entire 20% ownership of EMC-A. The Company issued 57,371,565 shares of the Company’s common shares at a fair value of $13,487,223 to acquire SIL’s shares of EMC-A and increase the Company ownership of EMC-A from 80% to 100%.

9.	EMC METALS AUSTRALIA PTY LTD (cont’d…)

The Company also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by the Company in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result an adjustment payment of 1,459,080 common shares at a fair value of $343,009 was made.

SIL also was granted the right to nominate two directors to the Company Board.

10.	SUBSEQUENT EVENTS

On May 8, 2018, the Company completed a private placement of 6,071,900 common shares priced at C$0.18 per shares for total proceeds of C$1,092,492.

Also subsequent to March 31, 2018, 800,000 stock options were exercised at a price of C$0.10 per share for total proceeds of C$80,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2017 and March 31, 2018 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2017 and the three-month period ended March 31, 2018. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 10, 2018 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

During the first quarter of 2018, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

Figure 1: Location of Nyngan Project

Figure 2: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

N
Mitchell Highway
Barrier Highway
NYNGAN
Gilgai Road
Tottenham Road
Legend
Mining Lease No 1763 (1992)
Exploration Licence No 8316 (1992)
Exploration Licence No 6096 (1992)
Exploration Licence No 8448 (1992)
Localities
Bogan River
Major Roads
2.5 0 2.5 5 7.5 10 km

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

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery. The Feasibility Study consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project, including important test work results completed since the Preliminary Economic Assessment (“PEA”) was generated in 2014. The entire body of work demonstrates a viable, conventional process flow sheet utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

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

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales, Australia, Department of Planning and Environment, (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s subsidiary, EMC Australia, to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on Friday, April 29, 2016.

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

EIS, Development Consent, Mining Lease:

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

  Water Supply Works and Use Approval and Water Access License,
  State and local approval for construction of the intersection of the Site Access Road and Gilgai Road,
  An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
  A high voltage connection agreement with Essential Energy.

The Company intends to continue to follow and support the progress of governmental agency reviews.

Downstream Scandium Products

In February, 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the Commonwealth Scientific and Industrial Research Organisation (“CSIRO”). The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

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

Nyngan Scandium Project - Planned Activities for 2018-2019

The following steps are planned for Nyngan during the 2018 and 2019 Calendar years:

  Pursue additional offtake agreements in support of planned future scandium sales,
  Seek project financing to fund the construction of the Nyngan Scandium Project in 2018,
  Commence site construction in early2019, with anticipated construction completion over 12 months, and
  Initiate project commissioning in late2019, with product available for sale in early in 2020.

Other Properties Review

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area, we call the Honeybugle Scandium Property, is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW.

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

Highlights

  Kiviniemi property previously identified for scandium and explored by GTK,
  Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential,
  Early resource upgrade work done for GTK promising, confirmed by SCY,
  Property is all-weather accessible, close to infrastructure, and
  Finland location is mining-friendly and ideally suited to EU customer markets.

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

Other Developments – First Quarter 2018

Stock Option Grants: On January 19, 2018, the Company granted a total of 6,500,000 stock options at an exercise price of C$0.225 per share, exercisable until January 19, 2023, to directors, officers, employees and consultants of the Company.

Master Alloy Pilot Scale Program, New Patent Applications: On March 5, 2018 the Company announced the initiation of a pilot scale program at the Alcereco Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous work on the manufacture of aluminum-scandium 2% master alloy (MA). The pilot scale program is intended to confirm the previous bench-scale test work, and to provide necessary process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The Company also announced that it has filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys. The pilot program began in March 2018 and is expected to be complete in Q2 2018.

Highlights:

  SCY successfully made Al-Sc 2% master alloy at bench scale in Australia in 2017,
  Process recoveries reached 90% on the bench scale process test work,
  Pilot scale master alloy manufacturing process test work initiated now,
  Novel product variants have been invented, to introduce scandium directly into aluminum, bypassing the MA product step, with higher process recoveries, and
  US patent applications have been filed to protect novel processes and inventions.

The Company initiated work to understand master alloy manufacture from scandium oxide in early 2017, at Nagrom Brisbane Labs, in QLD, Australia. Dr. Nigel Rickets (VP Development for SCY) conducted laboratory test work at Nagrom to confirm that metallurgical grade (2%) Al-Sc master alloy could be manufactured, that process steps and reagents were understood, and that commercially acceptable scandium recoveries to MA product were possible. These goals were achieved by Q4 2017. No work was done at this stage on recovery/recycle of scandium process losses to the waste product (dross) formed in the process, although we have identified several potential paths to readily achieve this recovery.

Separately from the conventional MA process investigations, additional work at Nagrom explored novel methods of packaging scandium oxide into a product form that could be added directly into molten aluminum, bypassing the master alloy step for the ultimate manufacture of finished aluminum alloys containing scandium. This work was also successful, generating high recoveries of scandium into final aluminum alloys.

The pilot scale program now being conducted at Alcereco will increase the scale of the processes and perform further confirmatory test work results to the work done in 2017. The pilot program will consist of 5 separate trials on the two product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The total mass of master alloy and product variants produced in the program is planned at 20kg. The program will also include subsequent efficacy testing against commercially purchased master alloy in the manufacture of aluminum alloys.

The 2018 program will also include test work on scandium recovery from dross produced in the manufacture of the master alloys. This data will allow the company to further reduce MA conversion costs.

Patent applications have been filed with the US Patent Office on both master alloy process techniques and separately on novel product inventions for direct scandium additions.

The Company intends to explore customer interest in the direct addition scandium product, and it believes that the product may well be preferred by smaller batch aluminum alloy manufacturers, or by certain manufacturers who mix their own custom alloys to suit their specific product applications.

Letters of Intent

During April and May 2018, we announced signing Letter Of Intent (“LOI”) agreements with two unrelated partnering entities as part of our strategy to pick innovative, research-capable partners, willing to test scandium in their applications. In each agreement we contribute either scandium master alloy product, or aluminum-scandium alloy product for trial testing by the partners in their downstream manufacturing applications. In each LOI, the parties have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing.

The counterparties in these two LOI’s are specifically:

Grainger & Worrall Ltd. (“GW”), based in Shropshire, UK. GW is a privately held manufacturer of precision sand cast parts, and engineering services, using both aluminum and steel alloys, servicing a significant global customer base. GW specializes in low to intermediate volume cast parts for commercial automotive, motorsports/racing, defense, marine, and aerospace applications. A number of the world’s most renowned automotive marques rely on GW for their high-performance drivetrain and structural castings. Aluminum-scandium alloys should be specifically suited to high-heat applications, aligning well with GW’s specialized focus on automotive engine and powertrain applications.

Eck Industries Inc. (“ECK”), based in Manitowoc, Wisconsin, USA, is a privately held manufacturer of precision sand cast parts, and engineering services, using both aluminum and steel alloys, servicing a significant, global customer base. Customer segments include commercial aircraft parts, automotive and trucking cast parts, military drivetrain casings, marine propulsion system castings, and military aerospace components. Eck Industries is known in the casting industry as an innovator. They employ over seven different molding techniques and work with multiple aluminum alloy types: Scandium additions could potentially play a valuable role in any of the alloy types.

Private Placements: On March 21, 2018, the Company completed a private placement of 5,729,167 common shares to three individuals for total gross proceeds of C$1,031,250. The securities were sold to two accredited investors pursuant to Rule 506 of Regulation D and to one non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended. No broker fees were paid in connection with the private placement.

On May 4, 2018, the Company completed a private placement of 6,071,888 shares of common stock at a price of C$0.18 per share for total proceeds of C$1,092,940. The securities were sold to one accredited investors pursuant to Rule 506 of Regulation D and to a non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended. No broker fees were paid in connection with the private placement.

Operating results - Revenues and Expenses

The Company’s results reflect slightly higher operating costs of $1,847. Excluding non-cash costs, expenditures were up $146,856 due to the increased consulting, general administration and professional fees when compared to Q1 2017.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2018	2017				2016
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales Net Income (Loss) attributable to Scandium Mining Corp. Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	- (1,329,613) (0.01)	- (563,452) (0.00)	- (409,069) (0.00)	- (490,303) (0.00)	- (1,327,766) (0.01)	- (198,183) (0.00)	- (333,031) (0.00)	- (496,118) (0.00)

Results of Operations for the three months ended March 31, 2018

The net loss for the quarter was $1,329,613, an increase of $1,847 from $1,327,766 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2018 vs. Q1 2017 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Professional fees	$(51,756)	Q1 2018 costs include legal fees pertaining to
closing of the Exchange Agreement with SIL
and conversion of SIL’s 20% interest in EMC-A
to shares of SCY. Also, the audit fee for the
2017 financial statements is included in Q1 2018
while the audit fee associated with the 2016 fee
was not recorded until Q2 2017.

Q1 2018 vs. Q1 2017 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

General and administrative	$(41,960)	The increase in general and administrative costs
in the current quarter is due to hiring of an agent
to promote SCY in Europe, higher TSX listing
fees due to the greater number of shares
		outstanding, and higher filing fees.

Consulting	$(41,779)	The Company hired new consultants for
marketing scandium in Australia and Canada in
the later half of 2017. Q1 2017 does not include
these costs hence the lower charges in the same
		period one year ago.

Foreign exchange	($30,932)	The Company held larger amounts in Canadian and Australian dollars during Q1 2018 when both of these currencies weakened against the US dollar.

Costs allocable to non-controlling interest	$(10,518)	20% of the losses incurred in the Nyngan
Scandium Project were allocated to the minority
partner interest in Q1 2017. With the
conversion of the minority interest into
Company shares in late 2017, this offset no
		longer exists.

Salaries and benefits	$(7,252)	The higher cost in 2018 is due to the increase in payy of one of our employees in Australia subsequent to Q1 2017.

Travel and entertainment	$(4,342)	Higher travel costs in Q1 2018 as compared to Q1 2017 are associated with increased activity in marketing scandium in Europe and Asia.

Insurance	$(154)	A slightly higher insurance premium for the Company when compared to one year ago results in this minor negative variance.

Amortization	$117	The fixed asset portfolio is close to being fully depreciated and the lower costs in 2018 reflect this.

Exploration	$31,319	During Q1 2018 EMC-A received an R&D
credit of AUD$90,902 which has been offset
against exploration expenditures. Without this
credit, exploration costs were US$42,012 in the
current quarter compared to US$14,525 in the
		comparative quarter one year ago due to

Q1 2018 vs. Q1 2017 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$155,410
increased expenditures on Al-SC alloy testing.

The computation of stock-based compensation
expense is dependent upon the number of
options issued, the share price on the date of
grant and historic variability of stock price.
While more options were granted in Q1 2018
than in Q1 2017, the lower cost in the current
quarter is due to the fact that the options were
granted at a C$0.145 lower price resulting in a
		lower stock-based compensation cost.

Cash flow discussion for the three-month period ended March 31, 2018 compared to March 31, 2017

The cash outflow for operating activities was $467,530, an increase of $218,367 (March 31, 2017 – $249,163), due to higher operating costs as described in the variance analysis in addition to an increase in accounts receivable during the period.

Cash inflows from financing activities of 826,969 reflect greater private placements of $549,523 partially offset by lower exercise of stock options of $163,520, resulting in an increase of $395,003 when compared to Q1 2017 of $431,966.

Financial Position

Cash

The Company’s cash position increased during the three-month period by $359,439 to $702,873 (December 31, 2017 - $343,434) due to a private placement of $810,898.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable increased by $58,951 to $104,937 due to an R&D credit receivable from the Australian government (December 31, 2017 - $45,986).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $158 to $1,789 (December 2017 - $1,947) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased slightly by $318 to $66,507 (December 31, 2017 – $66,189).

Capital Stock

Capital stock increased by $830,862 to $107,299,731 due to a private placement incurring in the quarter and the exercise of Company stock options (December 31, 2017 - $106,468,869).

Additional paid-in capital increased by $916,665, to $5,534,149 (December 31, 2017 - $4,617,484) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At March 31, 2018, the Company had a working capital of $741,303 including cash of $702,873 as compared to a working capital of $323,231 including cash of $343,434 at December 31, 2017.

At March 31, 2018, the Company had a total of 28,075,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$5,259,000 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 304,771,294 issued and outstanding common shares and 29,085,000 stock options currently outstanding at a weighted average exercise price of CAD$0.19.

Off-balance sheet arrangements

At March 31, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2018, the Company paid a consulting fee of $25,500 for one of its directors. During the 3-month period ended March 31, 2017, the Company paid a consulting fee of $25,500 for one of its directors.

As at March 31, 2018, the Company owed $22,362 to various directors and officers of the Company. (December 31, 2017 - $32,036)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material current, pending, or threatened litigation with respect to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Date: May 14, 2018
SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer