Form 10-Q
period 2018-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2018-08-09
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
As of August 9, 2018, the registrant’s outstanding common stock consisted of 304,771,294 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2018

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2018	December 31, 2017

ASSETS

Current
Cash	$1,201,417	$343,434
Prepaid expenses and receivables	37,053	45,986

Total Current Assets	1,238,470	389,420

Equipment (Note 3)	1,631	1,947
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,944,154	$1,095,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$101,737	$34,153
Accounts payable with related parties (Note 5)	30,032	32,036

Total Liabilities	131,769	66,189

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 304,771,294 (2017 – 291,970,239)	108,242,456	106,468,869
Treasury stock (Note 7) (1,033,333 common shares) (2017 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,583,062	4,617,484
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(109,895,539)	(107,939,528)

Total Equity	1,812,385	1,029,231

Total Liabilities and Equity	$1,944,154	$1,095,420

Nature and continuance of operations (Note 1)
Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months	Three months	Six months ended	Six months ended
	ended June 30,	ended June 30,	June 30, 2018	June 30, 2017
	2018	2017

EXPENSES
Amortization (Note 3)	$158	$380	$316	$655
Consulting	67,632	47,067	135,811	73,467
Exploration	162,305	129,814	145,511	144,339
General and administrative	93,621	62,442	194,003	120,864
Insurance	7,449	7,136	14,794	14,327
Professional fees	21,111	38,397	75,512	41,042
Salaries and benefits	155,003	155,184	313,898	306,827
Stock-based compensation (Note 6)	64,487	81,939	985,045	1,157,907
Travel and entertainment	17,547	21,480	43,566	43,157

	(589,313)	(543,839)	(1,908,456)	(1,902,585)

Foreign exchange gain (loss)	(37,085)	16,714	(47,555)	37,176

Loss and comprehensive loss for the period	(626,398)	(527,125)	(1,956,011)	(1,865,409)

Costs allocable to non-controlling interest in a subsidiary	-	36,822	-	47,340
Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.	$(626,398)	$(490,303)	$(1,956,011)	$(1,818,069)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	302,290,280	229,425,162	297,541,595	227,869,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

6-month period ended	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,956,011)	$(1,865,409)
Items not affecting cash:
Amortization	316	655
Stock-based compensation	985,045	1,157,907

Changes in non-cash working capital items:
Decrease in prepaids and receivables	8,933	17,714
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	65,580	(4,349)
	(896,137)	(693,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,675,300	261,375
Options exercised for common shares	78,820	192,768
Financing received in advance	-	752,320
	1,754,120	1,206,463

Change in cash during the period	857,983	512,981
Cash, beginning of period	343,434	615,234

Cash, end of period	$1,201,417	$1,128,215

	2018	2017
Cash paid during the 6 month period for interest	$-	$-
Cash paid during the 6 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the six-month periods ended June 30, 2018 and 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	Interest in a
	Shares	Capital Stock	Capital		Loss			Subsidiary	Total Equity

Balance, December 31, 2016	225,047,200	$91,142,335	$6,844,671	$(1,264,194)	$(853,400)	$(93,446,610)	$2,422,802	$(1,090,723)	$1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,052	(218,902)	-	-	-	195,150	-	195,150
Minority interest acquisition	58,830,645	13,830,232	(3,292,115)	-	-	(11,702,328)	(1,164,211)	1,164,211	-
Stock-based compensation	-	-	1,283,830	-	-	-	1,283,830	-	1,283,830
Loss for the year	-	-	-	-	-	(2,790,590)	(2,790,590)	(73,488)	(2,864,078)
Balance, December 31, 2017	291,970,239	106,468,869	4,617,484	(1,264,194)	(853,400)	(107,939,528)	1,029,231	-	1,029,231
Private placement	11,801,055	1,675,300	-	-	-	-	1,675,300	-	1,675,300
Options exercised	1,000,000	98,287	(19,467)	-	-	-	78,820	-	78,820
Stock-based compensation	-	-	985,045	-	-	-	985,045	-	985,045
Loss for the period	-	-	-	-	-	(1,956,011)	(1,956,011)	-	(1,956,011)
Balance, June 30, 2018	304,771,294	$108,242,456	$5,583,062	$(1,264,194)	$(853,400)	$(109,895,539)	$1,812,385	$-	$1,812,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2018. Operating results for the six-month period ended June 30, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, and EMC Metals Australia Pty Ltd. (EMC-A”). Non-controlling interest represents the minority stockholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC-A, until the date the 20% interest was disposed of by the Company in August 2015 (Note 9). In October 2017, the Company reacquired the remaining 20% minority interest in EMC-A through the issuance of common shares (Note 9). All significant intercompany accounts and transactions have been eliminated on consolidation.

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
June 30, 2018
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,201,417	$1,201,417	$—	$—

Total	$1,201,417	$1,201,417	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2018-07 – Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This accounting pronouncements deals with simplification of share-based accounting in efforts to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt this policy with no expected material effect to the condensed consolidated financial statements.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

	December 31,	Additions
	2017 Net Book	(disposals)		June 30, 2017 Net
	Value	(write-offs)	Amortization	Book Value
Office equipment	$1,947	$-	$(316)	$1,631

	December 31,	Additions		December 31,
	2016 Net Book	(disposals)		2016 Net Book
	Value	(write-offs)	Amortization	Value
Office equipment	2,918	-	(971)	1,947

4.	MINERAL PROPERTY INTERESTS

Scandium and
June 30, 2018	other
Acquisition costs
Balance December 31, 2017 and June 30, 2018	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% (Note 9) interest in the Nyngan property in New South Wales, Australia (“NSW”). A definitive feasibility study was completed on the property in fiscal 2016. During December 2017, the Company revised and renewed a scandium product offtake agreement for delivery of scandium-based product upon availability from mine production.

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

Honeybugle property, Australia

The Company holds a 10% interest in its Australian subsidiary which holds title to the Honeybugle properties (Note 9).

Kiviniemi Scandium Property Finland

In June 2017, the Company was granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. This reservation grants a first position right to apply for an exploration license on the property (protected through 2018). The Company filed the exploration application in January 2018, for review and anticipated grant by mid-2018. As of June 30, 2018, no funds have been capitalized for this property.

5.	RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2018, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2017, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2018, the Company owed $30,032 to various directors and officers of the Company. (December 31, 2017 - $32,036)

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On May 4, 2018, the Company issued 6,071,888 common shares at a value of C$0.18 per common share for total proceeds of C$1,092,940 ($864,402).

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2016	21,820,000	$0.11
Granted	5,600,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, December 31, 2017	23,585,000	0.18
Granted	6,500,000	0.225
Exercised	(1,000,000)	0.10

Outstanding, June 30, 2018	29,085,000	$0.195

Number currently exercisable	27,405,000	$0.19

As at June 30, 2018, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	250,000	250,000	0.600	May 11, 2020
	3,450,000	3,450,000	0.140	April 17, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,860,000	4,860,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	5,100,000	4,610,000	0.370	February 21, 2022
	250,000	100,000	0.300	October 6, 2022
	6,500,000	5,460,000	0.225	January 19, 2023

	29,085,000	27,405,000

As at June 30, 2018 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $358,407 (December 31, 2017 - $1,467,123).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the 6-month period ended June 30, 2018, the Company recognized stock-based compensation of $985,045 (June 30, 2017 - $1,157,907) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 6,500,000 stock options granted during the 6-month period ended June 30, 2018 (June 30, 2017 – 5,350,000).

The weighted average fair value of the options granted in the period was C$0.192 (2017 - C$0.32) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2018	2017

Risk-free interest rate	1.96%	1.48%
Expected life	5 years	5 years
Volatility	127.81%	137.16%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, June 30, 2018 and December 31, 2017	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2018	Australia	United States	Total
Equipment	$-	$1,631	$1,631
Mineral property interests	704,053	-	704,053
	$704,053	$1,631	$705,684

December 31, 2017	Australia	United States	Total
Equipment	$-	$1,947	$1,947
Mineral property interests	704,053	-	704,053
	$704,053	$1,947	$706,000

9.	EMC METALS AUSTRALIA PTY LTD

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Expressed in US Dollars) (Unaudited)

9.	EMC METALS AUSTRALIA PTY LTD (cont’d….)

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

In July 2018, 360,000 unvested stock options were cancelled after the resignation of one of our officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2018 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2017, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 (the “Annual Statements”).

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

The information contained within this report is current as of August 9, 2018 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

In June of 2017, the Company entered into a share exchange agreement with SIL for the purchase of SIL’s 20% interest in EMC Australia in exchange for 57,371,565 common shares of SCY as well as an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017. Under the terms of the share purchase agreement, on closing SIL was granted the right to nominate two individuals to the board of the Company for so long as held at SIL held at least 15% of Scandium’s issued and outstanding shares, and one director for so long as they held at least 5% but less than 15% of Scandium’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction.

During the second quarter of 2018, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

Nyngan Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometers northwest of Sydney, NSW, Australia and approximately 20 kilometres due west of the town of Nyngan, a rural town of approximately 2,900 people. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing.

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

The EPCM contract appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium is the principal engineering firm involved with the DFS. Lycopodium's continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

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

EIS Highlights:

•	The EIS finds residual environmental impacts represent negligible risk.
•	The proposed development design achieves sustainable environmental outcomes.
•	The EIS finds net-positive social and economic outcomes for the community.
•	Nine independent environmental consulting groups conducted analysis over five years and contributed report findings to the EIS.
•	The Nyngan Project development is estimated to contribute A$12.4M to the local and regional economies, and A$39M to the State and Federal economies, annually
•	The EIS is fully aligned with the DFS and with a NSW Mining License Application for the Nyngan Project.

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

Downstream Scandium Products

In February 2011, we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the Commonwealth Scientific and Industrial Research Organisation (“CSIRO”). The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

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

Master Alloy Pilot Scale Program, New Patent Applications: On March 5, 2018, the Company announced the initiation of a pilot scale program (the “Pilot Program”) at the ALCERECO Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous work on the manufacture of aluminum-scandium 2% master alloy (“MA”). The Pilot Program is intended to confirm the previous bench-scale test work, and to provide necessary process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The Company also announced that it has filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys. The Pilot Program began in March 2018 and is expected to be completed in late 2018.

Highlights:

•	SCY successfully made Al-Sc 2% master alloy at bench scale in Australia in 2017,
•	Process recoveries reached 90% on the bench scale process test work,
•	Pilot scale master alloy manufacturing process test work initiated now,
•	Novel product variants have been invented, to introduce scandium directly into aluminum, bypassing the MA product step, with higher process recoveries, and
•	US patent applications have been filed to protect novel processes and inventions.

The Company initiated work to understand master alloy manufacture from scandium oxide in early 2017, at Nagrom Brisbane Labs, in QLD, Australia. We conducted laboratory test work at Nagrom to confirm that metallurgical grade (2%) Al-Sc master alloy could be manufactured, that process steps and reagents were understood, and that commercially acceptable scandium recoveries to MA product were possible. These goals were achieved by Q4 2017. No work was done at this stage on recovery/recycle of scandium process losses to the waste product (dross) formed in the process, although we have identified several potential paths to readily achieve this recovery.

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

The Pilot Program now being conducted will increase the scale of the processes and perform further confirmatory test work results to the work done in 2017. The Pilot Program will consist of five separate trials on the two product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The total mass of master alloy and product variants produced in the program is planned at 20kg. The program will also include subsequent efficacy testing against commercially purchased master alloy in the manufacture of aluminum alloys.

The Pilot Program will also include test work on scandium recovery from dross produced in the manufacture of the master alloys. This data will allow the company to further reduce MA conversion costs.

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

Letters of Intent

During the first half of 2018, the Company announced signing Letter Of Intent (“LOI”) agreements with five unrelated partnering entities. In each agreement we contribute either scandium master alloy product, or aluminum-scandium alloy product for trial testing by the partners in their downstream manufacturing applications. In each LOI, the parties have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing.

These formal LOIs, with distinct industry segment leaders, represent a key marketing program demonstrating precisely how scandium will perform in specific products, and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts, benefits, and costing implications of introducing scandium into their traditional aluminum feedstocks.

The counterparties in these LOI’s are specifically:

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

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based alloys, customized to individual process, unique pieces and heavy castings for special applications. The cast aluminum alloys segment represents roughly 30% of the global aluminum alloy market today.

AML Technologies (“AML”), an Adelaide, Australia based start-up company with proprietary technology for applying aluminium alloys to additive layer manufacturing processes, also commonly referred to as 3D printing. AML Technologies is commercializing a 3D printing metal additive manufacturing process, designed to operate at a speed that will enable manufacture of medium to relatively large engineered metal parts and structures at low cost.

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

Marketing Strategy

The LOI agreements are part of a marketing strategy by the Company to pick innovative, research-capable partners, willing to test scandium in their applications. The marketing strategy includes similar agreements with other research capable partners, but who do not wish to be publically named. We are selecting and approaching specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make valuable contributions to their specific products, and we have the alloy samples to make a fast start on that validation. The Company plans to do more of these programs, application-specific, in pursuit of sales contracts with quality customers across numerous industry segments, predominantly existing aluminum alloy consumers.

Nyngan Scandium Project - Planned Activities for 2018-2019

The following steps are planned for Nyngan during the 2018 and 2019 Calendar years:

•	Pursue additional offtake agreements in support of planned future scandium sales,
•	Seek project financing to fund the construction of the Nyngan Scandium Project, in late 2018,
•	Commence site construction in early 2019, with anticipated construction completion over 12 months, and
•	Initiate project commissioning in late 2019, with product available for sale in early 2020.

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

Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017, the Company announced that its wholly-owned subsidiary company, Scandium International Mining Corp., Norway AS, has been granted a reservation on an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The Geological Survey of Finland (“GTK”) conducted airborne survey work on the area in 1986, conducted exploration drilling on the property in 2008-2010, and published those program results on their public GTK website in 2016.

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

We intend to first secure our exploration license, then plan a limited drill program to augment the existing GTK data and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

Other Developments – Second Quarter 2018

Private Placements: On May 4, 2018, the Company completed a private placement of 6,071,900 shares of common stock at a price of C$0.18 per share for total proceeds of C$1,092,942. The securities were sold to one accredited investor pursuant to Rule 506 of Regulation D and to a non-US person pursuant to Regulation S under the United States Securities Act of 1933, as amended. No broker fees were paid in connection with the private placement.

Operating results - Revenues and Expenses

The Company’s results reflect slightly higher operating costs of $1,847. Excluding non-cash costs, expenditures were up $146,856 due to the increased consulting, general administration and professional fees when compared to Q1 2017.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2018		2017				2016
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(626,398)	(1,329,613)	(563,452)	(409,069)	(490,303)	(1,327,766)	(198,183)	(333,031)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended June 30, 2018

The net loss for the quarter was $626,398, an increase of $136,095 from $490,303 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q2 2018 vs. Q2 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)
Foreign exchange	$(53,799)	The Company held larger amounts in Canadian and Australian dollars during Q2 2018 when both of these currencies weakened against the US dollar.

Costs allocable to non-controlling interest	$(36,822)

20% of the losses incurred in the Nyngan Scandium Project were allocated to the minority partner interest in Q1 2017. With the conversion of the minority interest into Company shares in late 2017, there is no longer an allocation of losses.

Exploration	$(32,491)	Exploration costs were higher in the current quarter compared to the comparative quarter one year ago due to increased expenditures on Al-SC alloy testing.

Q2 2018 vs. Q2 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)
General and administrative	($31,179)	The increase in general and administrative costs in the current quarter is due to increase in costs for scandium marketing, and higher filing fees.

Consulting	$(20,565)

The Company hired new consultants for marketing scandium in Australia and Canada in the latter half of 2017. Q2 2017 does not include these costs hence the lower charges in the same period one year ago.

Insurance	$(313)	Slightly higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.

Salaries and benefits	$181	The lower cost in 2018 is due favourable exchange on fees paid outside the USA when compared to Q2 2017.

Amortization	$222	The fixed asset portfolio is close to being fully depreciated and the lower costs in 2018 reflect this.

Travel and entertainment	$3,933	Higher travel costs in Q2 2017 as compared to Q2 2018 are associated with marketing scandium in Europe and Asia.

Professional fees	$17,286	The lower costs in Q2 2018 are attributable to reduced legal fees in the Company’s activities when compared to Q1 2017.

Stock-based compensation	$17,452

The computation of stock-based compensation expense is dependent upon the number of options issued, the share price on the date of grant and historic variability of stock price. The lower share price for stock options issued on 2018 has resulted in lower expenses when compared to Q2 of 2017 when stock options expensed were based on higher share prices.

Results of Operations for the six months ended June 30, 2018

The net loss for the six-month period was $1,956,011, an increase of $137,942 from $1,818,069 in the same six-month period of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Six months ended June 30, 2018 vs. six months ended June 30, 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)
Foreign exchange	$(84,731)	The Company held larger amounts in Canadian and Australian dollars during 2018 when both of these currencies weakened against the US dollar.

General and administrative	$(73,139)	The increase in general and administrative costs is due to increase in costs to market scandium, and increased TSX filing fees due to the increased number of shares outstanding and higher filing fees.

Consulting	$(62,344)	The Company hired new consultants for marketing scandium in Australia and Canada in the latter half of 2017. 2017 does not include these costs hence the lower charges in the same period one year ago.

Costs allocable to non-controlling interest	$(47,340)

20% of the losses incurred in the Nyngan Scandium Project were allocated to the minority partner interest in 2017. With the conversion of the minority interest into Company shares in late 2017, there is no longer an allocation of losses.

Professional fees	$(34,470)

2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY. Also, the audit fee for the 2017 financial statements is included in Q1 2018 while the audit fee associated with the 2016 fee was not recorded until Q2 2017.

Salaries and benefits	$(7,071)	The higher cost in 2018 is due to the increase in pay of one of our employees in Australia subsequent to Q1 2017.

Exploration	$(1,172)	Exploration costs were higher in the current period compared to the comparative period one year ago due to increased expenditures on Al-SC alloy testing.

Insurance	$(467)	Slightly higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.

Travel and entertainment	$(409)	Travel costs remained relatively the same when 2018 is compared to 2017

Six months ended June 30, 2018 vs. six months ended June 30, 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)
Amortization	$339	The fixed asset portfolio is close to being fully depreciated and the lower costs in 2018 reflect this.

Stock-based compensation	$172,862

The computation of stock-based compensation expense is dependent upon the number of options issued, the share price on the date of grant and historic variability of stock price. The lower share price for stock options issued on 2018 has resulted in lower expenses when compared to 2017 when stock options expensed were based on higher share prices.

Cash flow discussion for the six-month period ended June 30, 2018 compared to June 30, 2017

The cash outflow for operating activities was $896,137, an increase of $202,655 (June 30, 2017 – $693,482), due to higher operating costs as described in the variance analysis in addition to an increase in accounts receivable during the period.

Cash inflows from financing activities of $1,754,120 reflect greater private placements of $661,605 partially offset by lower exercise of stock options of $113,948, resulting in an increase of $547,657 when compared to the six-month period ending June 30, 2017 of $1,206.463.

Financial Position

Cash

The Company’s cash position increased during the six-month period by $857,983 to $1,201,417 (December 31, 2017 - $343,434) due to private placements.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $8,933 to $37,053 due to goods and services tax credits received (December 31, 2017 - $45,986).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $316 to $1,631 (December 2017 - $1,947) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $65,580 to $131,769 due to increased costs associated with aluminum alloy testing (December 31, 2017 – $66,189).

Capital Stock

Capital stock increased by $1,773,587 to $108,242,456 due to private placements in the six-month period and the exercise of Company stock options (December 31, 2017 - $106,468,869).

Additional paid-in capital increased by $965,578, to $5,583,062 (December 31, 2017 - $4,617,484) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2018, the Company had a working capital of $1,106,701 including cash of $1,201,417 as compared to a working capital of $323,231 including cash of $343,434 at December 31, 2017.

At June 30, 2018, the Company had a total of 27,405,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$5,210,000 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 304,771,294 issued and outstanding common shares and 28,725,000 stock options currently outstanding at a weighted average exercise price of CAD$0.19.

Off-balance sheet arrangements

At June 30, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2018, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2017, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2018, the Company owed $30,032 to various directors and officers of the Company. (December 31, 2017 - $32,036)

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

Recent Accounting Pronouncements

Accounting Standards Update 2018-07 – Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This accounting pronouncement deals with the simplification of share-based accounting in efforts to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted this policy with no material effect to the condensed consolidated financial statements.

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for annual periods beginning after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

Accounting Standards Update 2016-02 – Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2018, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer