Form 10-Q
period 2018-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2018-11-14
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 14, 2018, the registrant’s outstanding common stock consisted of 304,781,294 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2018

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2018	December 31, 2017

ASSETS

Current
Cash	$725,488	$343,434
Prepaid expenses and receivables	18,111	45,986

Total Current Assets	743,599	389,420

Equipment (Note 3)	13,284	1,947
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,460,936	$1,095,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$16,728	$34,153
Accounts payable with related parties (Note 5)	23,207	32,036

Total Liabilities	39,935	66,189

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 304,781,294 (2017 – 291,970,239)	108,244,311	106,468,869
Treasury stock (Note 7) (1,033,333 common shares) (2017 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,651,604	4,617,484
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(110,357,320)	(107,939,528)

Total Equity	1,421,001	1,029,231

Total Liabilities and Equity	$1,460,936	$1,095,420

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

		Three months		Three months		Nine months	Nine months
		ended September		ended September		ended September	ended September
		30, 2018		30, 2017		30, 2018	30, 2017

EXPENSES
Amortization (Note 3)		$158		$158		474	$813
Consulting		84,831		57,595		220,642	131,062
Exploration		104,869		60,630		250,380	204,969
General and administrative		66,431		73,536		260,434	194,400
Insurance		7,520		7,272		22,314	21,599
Professional fees		6,474		30,773		81,986	71,815
Salaries and benefits		116,098		159,981		429,996	466,808
Stock-based compensation (Note 6)		69,411		67,877		1,054,456	1,225,784
Travel and entertainment		16,202		19,788		59,768	62,945

		(471,994)		(477,610)		(2,380,450)	(2,380,195)

Foreign exchange gain (loss)		10,213		42,393		(37,342)	79,569

Loss and comprehensive loss for the period		(461,781)		(435,217)		(2,417,792)	(2,300,626)

Costs allocable to non-controlling interest in a subsidiary		-		26,148		-	73,488
Loss and comprehensive loss for the period attributable to Scandium International Mining Corp.		$(461,781)		$(409,069)		$(2,417,792)	$(2,227,138)

Basic and diluted loss and comprehensive loss per common share attributable to Scandium International Mining Corp.	$	(0.00)	$	(0.00)	$	(0.01)	$0.01)

Weighted average number of common shares outstanding		304,773,142		231,871,315		299,976,402	229,218,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,417,792)	$(2,300,626)
Items not affecting cash:
Amortization	474	813
Stock-based compensation	1,054,456	1,225,784

Changes in non-cash working capital items:
Decrease in prepaids and receivables	27,875	19,683
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	(26,254)	16,175
	(1,361,241)	(1,038,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(11,811)	-
	(11,811)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,675,300	1,082,250
Options exercised for common shares	79,806	195,151
	1,755,106	1,277,401

Change in cash during the period	382,054	239,230
Cash, beginning of period	343,434	615,234

Cash, end of period	$725,488	$854,464

	2018	2017
Cash paid during the 9 month period for interest	$-	$-
Cash paid during the 9 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the nine-month periods ended September 30, 2018 and 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated		Total	Non-
			Additional	Treasury	Other		Stockholders’	controlling
			Paid in Capital	Stock	Comprehensive	Deficit	Equity	Interest in a
	Number of Shares	Capital Stock			Loss			Subsidiary	Total Equity

Balance, December 31, 2016	225,047,200	$91,142,335	$6,844,671	$(1,264,194)	$(853,400)	$(93,446,610)	$2,422,802	$(1,090,723)	$1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,052	(218,902)	-	-	-	195,150	-	195,150
Minority interest acquisition	58,830,645	13,830,232	(3,292,115)	-	-	(11,702,328)	(1,164,211)	1,164,211	-
Stock-based compensation	-	-	1,283,830	-	-	-	1,283,830	-	1,283,830
Loss for the year	-	-	-	-	-	(2,790,590)	(2,790,590)	(73,488)	(2,864,078)
Balance, December 31, 2017	291,970,239	106,468,869	4,617,484	(1,264,194)	(853,400)	(107,939,528)	1,029,231	-	1,029,231
Private placement	11,801,055	1,675,300	-	-	-	-	1,675,300	-	1,675,300
Options exercised	1,010,000	100,142	(20,336)	-	-	-	79,806	-	79,806
Stock-based compensation	-	-	1,054,456	-	-	-	1,054,456	-	1,054,456
Loss for the period	-	-	-	-	-	(2,417,792)	(2,417,792)	-	(2,417,792)
Balance, September 30, 2018	304,781,294	$108,244,311	$5,651,604	$(1,264,194)	$(853,400)	$(110,357,320)	$1,421,001	$-	$1,421,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2018. Operating results for the nine-month period ended September 30, 2018 may not necessarily be indicative of the results for the year ending December 31, 2018.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, SCY Exploration Finland Oy, and EMC Metals Australia Pty Ltd. (EMC-A”). Non-controlling interest represents the minority stockholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC-A, until October 2017 (Note 9). All significant intercompany accounts and transactions have been eliminated on consolidation.

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
September 30, 2018
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$725,488	$725,488	$—	$—

Total	$725,488	$725,488	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2018-13 – Fair Value Measurement (Topic 840) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2018-07 – Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This accounting pronouncement deals with simplification of share-based accounting in efforts to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt this policy with no expected material effect to the condensed consolidated financial statements.

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
September 30, 2018
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

3.	EQUIPMENT

	December 31,	Additions		September 30,
	2017 Net Book	(disposals)		2018 Net Book
	Value	(write-offs)	Amortization	Value
Office equipment	$1,947	$11,811	$(474)	$13,284

	December 31,	Additions		December 31,
	2016 Net Book	(disposals)		2017 Net Book
	Value	(write-offs)	Amortization	Value
Office equipment	2,918	-	(971)	1,947

4.	MINERAL PROPERTY INTERESTS

Scandium and
September 30, 2018	other
Acquisition costs
Balance December 31, 2017 and September 30, 2018	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of September 30, 2018, no funds have been capitalized for this property.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Expressed in US Dollars) (Unaudited)

5.	RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2018, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2017, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2018, the Company owed $23,207 to various directors and officers of the Company. (December 31, 2017 - $32,036)

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2016	21,820,000	$0.11
Granted	5,600,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, December 31, 2017	23,585,000	0.18
Granted	6,850,000	0.223
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, September 30, 2018	29,065,000	$0.194

Number currently exercisable	28,130,000	$0.192

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at September 30, 2018, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	4,980,000	4,795,000	0.370	February 21, 2022
	250,000	100,000	0.300	October 6, 2022
	6,260,000	5,660,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023

	29,065,000	28,130,000

As at September 30, 2018 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $2,320,242 (December 31, 2017 - $1,467,123).

Stock-based compensation

During the 9-month period ended September 30, 2018, the Company recognized stock-based compensation of $1,054,456 (September 30, 2017 - $1,225,784) in the statement of operations and comprehensive loss as a result of incentive stock options granted, vested and extended in the current period. There were 6,850,000 stock options granted during the 9-month period ended September 30, 2018 (September 30, 2017 – 5,350,000).

The weighted average fair value of the options granted in the period was C$0.19 (September 30, 2017 - C$0.32) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

	2018	2017

Risk-free interest rate	1.96%	1.48%
Expected life	5 years	5 years
Volatility	127.81%	137.16%
Forfeiture rate	0.00%	N/A
Dividend rate	0.00%	N/A

7.	TREASURY STOCK

	Number	Amount
Treasury shares, September 30, 2018 and December 31, 2017	1,033,333	$1,264,194
	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Expressed in US Dollars) (Unaudited)

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2018	Australia	United States	Total
Equipment	$-	$13,284	$13,284
Mineral property interests	704,053	-	704,053
	$704,053	$13,284	$717,337

December 31, 2017	Australia	United States	Total
Equipment	$-	$1,947	$1,947
Mineral property interests	704,053	-	704,053
	$704,053	$1,947	$706,000

9.	EMC METALS AUSTRALIA PTY LTD

On August 24, 2015, the Company’s $2,500,000 promissory note payable was converted into a 20% ownership interest in EMC-A, with the Company holding an 80% ownership interest. EMC-A held interests in the Nyngan Scandium Project and Honeybugle Scandium property. Upon conversion of the promissory note payable, EMC-A was operated as a joint venture between Scandium Investments LLC (“SIL”) and the Company. SIL held a carried interest in the Nyngan Scandium Project and was not required to contribute cash for the operation of EMC-A until the Company met two development milestones: (1) filing a feasibility study on SEDAR, and (2) receiving a mining license on either joint venture property. At such time as the two development milestones were met, SIL was to fully participate on project costs thereafter.

Completion of the development milestones by the Company, as described above, activated an option for SIL to convert the fair market value of its 20% joint venture interest in the Nyngan Scandium Project and Honeybugle Scandium property into an equivalent value of the Company’s common shares, at the then prevailing market prices, rather than continue with ownership at the project level. SIL elected to exercise the conversion option as described.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2018 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2018, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 (the “Annual Statements”).

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of November 14, 2018 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing the markets, production and sales of scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

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

During the third quarter of 2018, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

The Feasibility Study was developed and compiled to an accuracy level of +15%/-5%, by a globally recognized engineering firm that has considerable expertise in laterite deposits and process facilities, as well as in smaller mining and processing projects, and has excellent familiarity with the Nyngan Scandium Project location and environment.

Nyngan Scandium Project Highlights

•	Capital cost estimate for the Project is US$87.1 million,
•	Annual scandium oxide product volume averages 37,690 kg per year, over 20 years,
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
•	Operating cost estimate for the Project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8%, as based on customer requirements,
•	Project resource was increased by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
•	Project Reserve totalling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

On October 19, 2017, we announced that Lycopodium was instructed to initiate critical path engineering for the Nyngan Scandium Project. Lycopodium will commence work immediately on select critical path components for the project, including design and specification engineering on the high-pressure autoclave unit, associated flash and splash vessels and several specialized high-pressure input pumps. This engineering work will enable final supplier selection, firm component pricing and delivery dates for these key process components. This work has now been completed and awaits final investment decision (FID ).

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

Downstream Scandium Products

In February 2011, we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the Commonwealth Scientific and Industrial Research Organisation (“CSIRO”). The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide, sourced from third parties, as the scandium feedstock, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals. The application has been modified several times and remains in the application stage at this time.

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

Offtake Agreements and Letters Of Intent

The Company is in the process of obtaining sales agreements for scandium products produced from our Nyngan Scandium Project. Our focus is on the use of scandium as an alloying ingredient in aluminum based products. Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum-based materials. This means lighter structures, lower manufacturing costs and improved performance in product areas that aluminum alloys do not currently compete. Our scandium products for sale include both scandium oxide and scandium master alloy materials.

ALCERECO

In 2015, the Company entered into a memorandum of understanding (“MOU”) with ALCERECO Inc. of Kingston, Ontario (“ALCERECO”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver products developed for scandium aluminum alloy markets, Scandium International and ALCERECO also signed an offtake agreement governing sales terms of scandium oxide product (scandia) produced from the Nyngan Scandium Project. The offtake agreement specifies prices, delivery volumes and timeframes for commencement of delivery of scandium oxide product. The offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by ALCERECO, and there is no requirement for payment in lieu of purchase.

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

The results of our research work are positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions above 0.1%, and dramatic strengthening improvements with additions of 0.35%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that altering the combinations of scandium loads and alloy hardening process techniques has significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications.

Letters of Intent

During 2018 (three fiscal quarters), the Company announced signing Letter Of Intent (“LOI”) agreements with seven unrelated partnering entities. In each agreement we have agreed to contribute either scandium master alloy product, or aluminum-scandium alloy product for trial testing by the partners in their downstream manufacturing applications. In each LOI, the parties have agreed to disclose to us the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing.

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

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based, customized to individual process, unique pieces and heavy castings for special applications. The cast aluminum alloys segment represents roughly 30% of the global aluminum alloy market today.

AML Technologies (“AML”), an Adelaide, Australia based start-up company with proprietary technology for applying aluminum alloys to additive layer manufacturing processes, also commonly referred to as 3D printing. AML Technologies is commercializing a 3D printing process designed to operate at a speed that will enable manufacture of medium to relatively large engineered metal parts and structures at low cost.

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

Impression Technologies Ltd. ("ITL"), based in Coventry, UK, is a privately held technology company, developing and licensing its advanced aluminum sheet forming technology, Hot Form Quench ("HFQ®"), to automotive, aerospace, rail and electronics industries, globally. ITL also manufactures custom parts for customers with its patented HFQ® technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that can't otherwise be similarly formed today.

PAB Coventry Ltd. (“PAB”), located in Coventry, UK, is a privately held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the upper market segment of the British automotive industry for decades.

Marketing Strategy

The LOI agreements are part of a marketing strategy by the Company to pick innovative, research-capable partners, willing to test scandium in their applications. The marketing strategy includes similar agreements with other research capable partners, but who do not wish to be publically named. We are selecting and approaching specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make value-added contributions to their specific products, and we have the alloy samples to make a fast start on that validation. The Company plans to do more of these programs, application-specific, in pursuit of sales contracts with quality customers across numerous industry segments, predominantly existing aluminum alloy consumers.

Nyngan Scandium Project - Planned Activities for 2018-2019

The following steps are planned for Nyngan during the 2018 and 2019 calendar years:

•	Pursue additional LOI Agreements with potential future customers for scandium products who pledge to utilize scandium product samples in their production facilities,
•	Pursue additional offtake agreements in support of planned future scandium sales,
•	Seek project financing in mid-2019 to fund the construction of the Nyngan Scandium Project,
•	Commence site construction in the second half of 2019, post financing, with anticipated construction completion over 12 months, and
•	Initiate project commissioning in mid-2020, with product available for sale in 2020.

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

•	Highlights of initial drilling program results include the following: The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11),
•	EHAC 11 also generated two additional high-grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
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

The Company applied for a reservation on the property in early 2017, which was granted in June 2017, after the public comment period ended. The reserved exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. This reservation granted a first position right to apply for an exploration license on the property (protected through 2018). The Company filed the exploration application in January 2018, and was granted the exploration license during August 2018. The license is subject to work requirements.

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

Other Developments – Third Quarter 2018

Not applicable.

Operating results - Revenues and Expenses

The Company’s results reflect higher expenditures of $52,712. Excluding non-cash costs, expenditures were up $51,178 due to increased consulting and exploration costs when compared to Q3 2017.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

		2018				2017		2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(461,781)	(626,398)	(1,329,613)	(563,452)	(409,069)	(490,303)	(1,327,766)	(198,183)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended September 30, 2018

The net loss for the quarter was $461,781, an increase of $52,712 from $409,069 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q3 2018 vs. Q3 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Exploration	$(44,239)	Exploration costs were higher in the current quarter compared to the comparative quarter one year ago due to increased expenditures on Al-SC alloy testing and licensing costs for the Kivinemi project.

Consulting	$(27,236)	The Company hired new consultants for marketing scandium in North America in Q3 2018 to replace a staff member who resigned at the end of Q2 2018.

Q3 2018 vs. Q3 2017 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Costs allocable to non-controlling interest	$(26,148)

20% of the losses incurred in the Nyngan Scandium Project were allocated to the minority partner interest in Q3 2017. With the conversion of the minority interest into Company shares in late 2017, there is no longer an allocation of losses.

Stock-based compensation	$(1,534)	In Q3 2018 options were granted to a new consultant that were immediately expensed. No such expensing occurred in Q3 2017.

Insurance	$(248)	Slightly higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.

Travel and entertainment	$3,586	Higher travel costs in Q3 2017 as compared to Q3 2018 are associated with marketing scandium in Europe and Asia.

General and administrative	$7,105	The decrease in general and administrative costs in the current quarter is due to lower costs for scandium marketing, and lower filing fees.

Professional fees	$24,299	The lower costs in Q3 2018 are attributable to reduced legal fees in the Company’s activities when compared to Q3 2017.

Foreign exchange	$32,180	The Company held larger amounts in Canadian and Australian dollars during Q3 2018 when both of these currencies strengthened against the US dollar.

Salaries and benefits	$43,883	The lower cost in Q3 2018 is due to the resignation of one employee. This individual was replaced by a consultant.

Results of Operations for the nine months ended September 30, 2018

The net loss for the nine-month period was $2,417,792, an increase of $190,654 from $2,227,138 in the same nine-month period of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Nine months ended September 30, 2018 vs. nine months ended September 30, 2017 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Consulting	$(89,580)	The Company hired new consultants for marketing scandium in Australia and Canada in the latter half of 2017. The first six months of 2017 does not include these costs hence the lower charges in the same period one year ago.

Costs allocable to non-controlling interest	$(73,488)	20% of the losses incurred in the Nyngan Scandium Project were allocated to the minority partner interest in 2017. With the conversion of the minority interest into Company shares in late 2017, there is no longer an allocation of losses.

General and administrative	$(66,034)	The increase in general and administrative costs is due to increase in costs to market scandium, and increased TSX filing fees due to the increased number of shares outstanding.

Exploration	$(45,411)	Exploration costs were higher in the current period compared to the comparative period one year ago due to increased expenditures on Al-SC alloy testing and licensing costs for the Kivinemi project.

Professional fees	$(10,171)	2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY.

Insurance	$(715)	Slightly higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.

Travel and entertainment	$3,177	Travel costs were slightly lower when 2018 is compared to 2017 due to the resignation of one marketing individual that was not replace until late in Q3 2018.

Salaries and benefits	$36,812	The lower cost in 2018 is due to the resignation of one employee. This individual was replaced by a consultant.

Foreign exchange	$116,911	The Company held larger amounts in Canadian and Australian dollars during 2018 when both of these currencies strengthened against the US dollar.

Nine months ended September 30, 2018 vs. nine months ended September 30, 2017 -
Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Amortization	$339	The fixed asset portfolio is close to being fully depreciated and the lower costs in 2018 reflect this. However, the addition of new computer hardware in the Sparks, Nevada office during the current quarter will see this cost increase in future periods.

Stock-based compensation	$171,328	The computation of stock-based compensation expense is dependent upon the number of options issued, the share price on the date of grant and historic variability of stock price. The lower share price for stock options issued on 2018 has resulted in lower expenses when compared to 2017 when stock options expensed were based on higher share prices.

Cash flow discussion for the nine-month period ended September 30, 2018 compared to September 30, 2017

The cash outflow for operating activities was $1,361,241, an increase of $323,070 (September 30, 2017 – $1,038,171), due to higher operating costs as described in the variance analysis in addition to a decrease in accounts payable during the period.

The cash outflows from investing activities was $11,811, an increase of $11,811 (September 30, 2017 - $Nil) due to the purchase of computer hardware during the period.

Cash inflows from financing activities of $1,755,106 reflect greater private placements of $593,050 partially offset by lower exercise of stock options of $115,344, resulting in an increase of $477,705 when compared to the nine-month period ending September 30, 2017 of $1,277,401.

Financial Position

Cash

The Company’s cash position increased during the nine-month period by $382,054 to $725,488 (December 31, 2017 - $343,434) due to private placements and stock option exercises totaling $1,755,106, which has been partially offset by ongoing operating costs.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $27,875 to $18,111 due to goods and services tax credits received (December 31, 2017 - $45,986).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The increase of $11,337 to $13,284 (December 2017 - $1,947) is due to the purchase of new server hardware in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $26,254 to $39,935 due to increased costs associated with aluminum alloy testing (December 31, 2017 – $66,189).

Capital Stock

Capital stock increased by $1,775,442 to $108,244,311 due to private placements in the nine-month period and the exercise of Company stock options (December 31, 2017 - $106,468,869).

Additional paid-in capital increased by $1,034,120, to $5,651,604 (December 31, 2017 - $4,617,484) as a result of expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At September 30, 2018, the Company had a working capital of $703,664 including cash of $725,488 as compared to a working capital of $323,231 including cash of $343,434 at December 31, 2017.

At September 30, 2018, the Company had a total of 28,130,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$5,387,000 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost cutting measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 304,781,294 issued and outstanding common shares and 29,065,000 stock options currently outstanding at a weighted average exercise price of CAD$0.19.

Off-balance sheet arrangements

At September 30, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2017, the Company expensed $841,930 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2018, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2017, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2018, the Company owed $23,207 to various directors and officers of the Company. (December 31, 2017 - $32,036)

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

Recent Accounting Pronouncements

Accounting Standards Update 2018-13 – Fair Value Measurement (Topic 840) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2018, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer