Form 10-K
period 2018-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2019-03-05
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,076,270 as at June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 304,781,294 common shares as at February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

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

Fractures	Breaks in a rock, usually due to intensive folding or faulting.

Grade	The concentration of a valuable mineral within an Ore.

Hydrothermal	Hot fluids, usually water, which may or may not carry metals and other compounds in solution to the site of mineral deposition or wall rock alteration.

Igneous	A rock formed by the cooling of molten silicate material.

Intrusion	A general term for a body of igneous rock formed below the surface of the earth.

Kg	Kilogram which is equivalent to approximately 2.20 pounds.

Km	Kilometer which is equivalent to approximately 0.62 miles.

Mineralization	A term used to describe the presence of minerals of possible economic value. Also used to describe the process by which concentration of economic minerals occurs.

Net Smelter Returns Royalty	A share of the net revenues generated from the sale of metal produced by a mine.

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

Sulphide	A class of minerals characterized by the linkage of sulphur with a metal (such as Pyrite (FeS2)).

Tpd/Tpa	Tonnes per day/tonnes per annum.

Tonne	A metric ton which is equivalent to approximately 2,204 pounds.

Sediments	The debris resulting from the weathering and breakup of rocks that have been deposited by or carried by runoff, streams and rivers, or left over from glacial erosion or sometimes from wind action.

Vein	A geological feature comprised of minerals (usually dominated by quartz) that are found filling openings in rocks created by faults or replacing rocks on either side of faults or fractures.

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

Our plan of operation for the remainder of 2019 is to obtain offtake sales agreements with counterparties for Nyngan Scandium Project product and seek additional funding for project construction and corporate working capital. We plan to conduct exploration activities at the Kiviniemi Scandium property and also continue to test and develop unique scandium recovery and finishing techniques, including the processing of intermediate scandium aluminum products.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2018, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

Transactions with Scandium Investments LLC

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

Business Operations

Company Summary

We are a mineral exploration and development company that is primarily focused on the development of scandium mineral resources, and scandium end-use markets, through identification of value-added applications for scandium in aluminum alloys and end products. The Company has also considered exploration and development interest in rare earth minerals, and other specialty metals, including nickel, cobalt, boron, manganese, tantalum, titanium and zirconium. We have not commenced development of any of our scandium projects, and as a result we are an exploration stage company.

We have established a 16.9 million tonne measured and indicated resource on the Nyngan property (grading 235ppm at a 100ppm cut-off) and we have also established a 1.43 million tonne mineral reserve (combined proven and probable) on the Nyngan Scandium Project, based on economics presented in our 2016 feasibility study.

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, over which we own 100% of the mineral rights, including exploration licenses and a mining lease grant on the portion of the property that corresponds to the feasibility study development. In April 2014, we also acquired an exploration license referred to as the Honeybugle Scandium property, a prospective scandium exploration property located 24 kilometers from the Nyngan Scandium Project. During August 2018, we were granted an exploration license for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland.

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

Global Scandium Production and Market

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions, and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as scandium oxide (Sc2O3), more properly known as scandia.

Global annual production estimates of scandium range from 10 tonnes to 15 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced. There are five known, primary production sources globally today: stockpiles from the former Zhovti Voty uranium mine in Ukraine, the rare earth mine at Bayan Obo in China, apatite mines on the Kola Peninsula in Russia, by-product production from titanium dioxide (TiO2) pigment refiners in China, and recent start-up production of scandium oxide concentrates from the Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.)

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

Principal uses for scandium are in high-strength aluminum alloys, high-intensity metal halide lamps, electronics, and laser research. Recently developed applications include welding wire and fuel cells which are expected to be in future demand. Approximately 15 different commercial aluminum-scandium alloys have been developed, and some of them are used for aerospace applications. In Europe and the U.S., scandium-containing alloys have been evaluated for use in structural parts in commercial airplanes and high stress parts in automobile engines and brake systems. Military and aerospace applications are known to be of interest, although with less specificity. The combination of high strength, weldability and ductility makes aluminum-scandium alloys potentially attractive replacements for existing aluminum alloys in a number of applications where improved alloy properties can add value to final products.

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

In regard to our plan to produce scandium, there are a limited number of scandium producers presently. If we are successful at becoming a producer of scandium, our ability to be competitive will require that we establish a reliable supply of scandium to the market, delivered at purity levels demanded by various applications, and that our operating costs generate margins at prices that will be set by customers and competitors in a market yet to mature.

Governmental Regulations and Environmental Laws

The development of any of our properties, and specifically the Nyngan Scandium Project, will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors”.

Employees

As at January 1, 2019, we have 5 full and part time employees and 5 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of a mining project. The development of any of our properties, including the Nyngan Scandium Project, will require the acquisition and sustained possession of numerous local and national government approvals and permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until such permits are received. If we cannot obtain or retain all necessary permits, the Nyngan Scandium Project cannot be developed, and our investment in the project will potentially be lost. While the critical permits for the Nyngan Scandium Project have been received, other permits remain outstanding at this time and continuing compliance with the terms of the permits is required. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

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

Our operations are subject to losses due to exchange rate fluctuation. We maintain accounts in Canadian, Australian, Euro and U.S. currency. Our equity financings have to date been priced in Canadian dollars. All of our material projects and non-cash assets are located outside of both Canada and the USA, however, and require regular currency conversions to local currencies where such projects and assets are located. Our operations are accordingly subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

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

N
Mitchell Highway
Barrier Highway
Gilgai Road
NYNGAN
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
  2011 – The Company employed Hazen Research, Inc., of Golden, Colorado, USA (“Hazen”) to test acid baking techniques and solvent extraction (“SX”) processes with Nyngan resource material. The Company also employed SGS-Lakefield (Ontario) to test pressure acid leach techniques on Nyngan resource, as a replacement for or an enhancement to acid bake techniques done earlier in the year by Hazen;
  2012 – The Company engaged SNC-Lavalin to do an economic study for management, utilizing an acid bake flowsheet and SX work from the Hazen test program;
  2014 – The Company published a preliminary economic assessment (“PEA”) entitled NI 43- 101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, authored by Larpro Pty Ltd, utilizing both Hazen and SGS-Lakefield test work results; and
  2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia”.
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

The Feasibility Study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0% -99.8%, generating an after-tax cumulative cash flow over a 20 year project life of US$629 million, with an NPV10% of US$177 million. The average process plant feed grade over the 20 year project life is 409ppm of scandium.

The Feasibility Study has been developed and compiled to an accuracy level of +15%/-5%, by a globally recognized engineering firm that has considerable expertise in laterite deposits and process facilities, as well as in smaller mining and processing projects, and has excellent familiarity with the Nyngan Scandium Project location and environment.

Nyngan Scandium Project Highlights

  Capital cost estimate for the project is US$87.1 million,
  Annual scandium oxide product volume averages 37,690 kg, over 20 years,
  Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
  Operating cost estimate for the project is US$557/kg scandium oxide,
  Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
  Project Constant Dollar IRR is 33.1%,
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

On October 19, 2017, we announced that Lycopodium has been instructed to initiate critical path engineering for the Nyngan Scandium Project. Lycopodium commenced work on select critical path components for the project, including design and specification engineering on the high-pressure autoclave unit, associated flash and splash vessels and several specialized high-pressure input pumps. The engineering work was completed during 2018 and will enable final supplier selection, firm component pricing and delivery dates for these key process components.

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

During May 2017, EMC Australia received notice of approval for its Mining Lease application. The Mining Lease (“ML”) overlays select areas previously covered by two Exploration Licenses. The ML represents the final major development approval required from the NSW Government to begin construction on the project. The final signed ML Grant was received in October 2017, issued for a period of 21 years, and based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

On January 2, 2019, the Company announced receipt of notification that the New South Wales Department of Planning and Environment is reviewing the granting of Mine Lease 1763 related to the Nyngan Scandium Project. The Company does not expect the outcome of this review to affect its ability to bring the Nyngan Scandium Project into production.

This current formal Department review is in response to an objection by a landowner who holds freehold surface ownership over a portion of the total 874 hectare mine lease area. The landowner objection claims the property is “Agricultural Land”, with meaning as defined in the relevant law.

The landowner filed a formal objection with the Department in mid-2016. That formal objection notice was improperly handled, and was only physically located and verified as compliant in mid-2018. The landowner made the Department aware of the existence of an unrecorded objection in mid-2017, and the Company was subsequently advised that the objection was investigated by the Department directly with the landowner prior to final award of the signed ML grant in late 2017.

The NSW Department of Planning and Environment has recently sought and received independent consultant input that the landowner objection should qualify as “Agricultural Land”, as defined in the relevant law. The Company has rights of comment on that finding, which have been exercised, in a formal comment package delivered to the Department on February 1, 2019. With receipt and consideration of comment documents from the parties, and further Department input, the Department Secretary will make a new determination on the validity of the affected portion of the ML.

If the Department Secretary’s decision upholds the landowner objection, the Company believes that outcome will not delay or prevent the development of the Nyngan Scandium Project., as is generally characterized in the 2016 feasibility study.

Patent Application Filings

On February 17, 2015, the Company announced the filing of patent applications with the US Patent Office related to novel flowsheet designs for the recovery of scandium from laterite resource material. These filings have been supplemented by additional patent applications and the Company has now filed a total of eight additional applications in this area. All of these patents are directly applicable to our Nyngan Scandium Project, and future project expansions.

To date three patent applications have been granted:

(i)	May 2018 - USP 9,982,325 – “Systems and Methodologies for Direct Acid Leaching of Scandium-bearing Ores”,
(ii)	May 2018 -USP 9,982,326 – “Solvent Extraction of Scandium from Leach Solutions” and,
(iii)	January 2019 – (# not yet assigned) – “Method and Recovery of Scandium Values from Leach Solutions”.

Patent Applications Discussion:

  These patent applications cover novel, unique flowsheet designs, applicable to scandium extraction, from scandiferous laterite resources;
  The patented designs are largely supported by test work done with Nyngan Scandium Project resource material and known design parameters;
  The patents cover HPAL system material flows, solvent extraction (SX), ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium; and
  Most of the designs are incorporated as part of the DFS.

These patent applications, filed with the US Patent Office, protect the Company’s position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review by the US Patent Office takes further time, but the dates of filing these patents define the basis of IP ownership claims, as is generally afforded U.S. patent-holders.

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project, as well as its Honeybugle project.

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

Downstream Scandium Products

In February 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials, prepared by the CSIRO. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US Patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

During the 2015-2017 timeframe, we continued our own internal laboratory-scale investigations into the production of aluminum-scandium master alloys, furthering our understanding of commercial processes, and achievable recoveries. We advanced our abilities to make a standard-grade 2% scandium master alloy product typical of commercially available products offered today.

On March 2, 2017, we announced the signing of a Memorandum of Understanding ("MOU") with Weston Aluminium Pty Ltd. ("Weston") of Chatswood, NSW, Australia. The MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

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

On March 5, 2018 the Company announced that it has initiated a pilot scale program at the ALCERECO Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous work on the manufacture of aluminum-scandium 2% master alloy (MA). The pilot scale program is intended to confirm the previous bench-scale test work, and to provide necessary process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The pilot program consisted of 5 separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The total mass of master alloy and product variants produced in the program totalled approximately 20kg. The pilot program, as defined for 2018, was completed in December of 2018. Additional pilot scale work to pursue further refinements and specific process optimization has been planned for Q1/Q2 of 2019.

On March 5, 2018 the Company also announced that it has filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys.

Focus on Aluminum Alloy Applications for Scandium Products

The Company is in the process of obtaining sales agreements for scandium products produced from our Nyngan Scandium Project. Our focus is on the use of scandium as an alloying ingredient in aluminum-based products. The specific scandium product forms we intend to sell from the Nyngan project include both scandium oxide (Sc2O3) and aluminum-scandium master alloys (Al-Sc 2%).

Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum-based materials. This means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete.

Aluminum Alloy Research Partner – Alcereco

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

The Company has sponsored research work as contemplated by the MOU with ALCERECO, and with other unrelated entities in separate locations. This work develops and documents the improvement in strength characteristics scandium can deliver to aluminum alloys without degrading other key properties. The team has run multiple alloy mix programs where scandium loading is varied, in order to look at response to scandium additions on a cost/benefit basis. This work has been done in the context of industries and applications where these particular alloys are popular today.

These programs are focused on 1000 series, 3000 Series, 5000 Series and 7000 Series Al-Sc alloys, and have served to make independent data and volume samples available for sales efforts.

The results of our research work is positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions at and above 0.1%, and dramatic strengthening improvements with additions of 0.35%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that altering the combinations of scandium loads and alloy hardening process techniques has significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications. These findings are considered commercially sensitive, and the data is not intended for public disclosure at this time, although the findings and data are being shared with select potential customers under specific non-disclosure agreement protections, as is deemed relevant to their specific areas of commercial interest,

Letters of Intent with Potential Customers

During 2018, the Company announced signing letter of intent (“LOI”) agreements with eight unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties to the LOI agreements have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing. All samples committed by the Company for 2018 delivery, through this LOI program, have been delivered and received, and all but one of the recipients has initiated testing and reporting activity. The one remaining recipient has test work planned for Q1 2019. The Company plans to continue this LOI program of introducing scandium for trial testing by partners through agreements with more potential customers in 2019.

These formal LOI agreements, with distinct industry segment leaders, represent a key marketing program demonstrating precisely how scandium will perform in specific products, and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts, benefits, and costing implications of introducing scandium into their traditional aluminum feedstocks.

The partnering entities in these LOI agreements are set out below:

Austal Ltd. (“Austal”), headquartered in Henderson, Western Australia, (Australia). Austel is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs, and is today a recognized world leader in the design and construction of large aluminum commercial and defense vessels.

Impression Technologies Ltd. ("ITL"), based in Coventry, UK. ITL is a privately held technology company, developing and licensing its advanced aluminum forming technology, Hot Form Quench ("HFQ®"), to automotive, aerospace, rail and electronics industries, globally. ITL manufactures custom parts for customers with its patented HFQ technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that can't otherwise be similarly formed today.

PAB Coventry Ltd. (“PAB”), based in Coventry, UK. PAB is a privately held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the upper market segment of the British automotive industry for decades.

Eck Industries Inc. ("Eck"), based in Manitowoc, Wisconsin, USA. Eck is a privately held manufacturer of precision sand cast parts, and engineering services. Eck Industries operates a 210,000 sq. ft. facility with over 250 employees, and 110 customers. Customer segments include commercial aircraft parts, automotive and trucking cast parts, military drivetrain casings, marine propulsion system castings, and military aerospace components.

Grainger & Worrall Ltd. ("GW"), based in Shropshire, UK. GW is a privately held manufacturer of precision sand cast parts, and engineering services. GW is a well-recognized precision air-set sand cast parts manufacturer in the UK, specializing in low to intermediate volume cast parts for commercial automotive, motorsports/racing, defense, marine, and aerospace applications.

Gränges AB (“Gränges”), based in Stockholm, Sweden. Gränges is a public company, traded on the NASDAQ Stockholm Stock Exchange (GRNG:OMX), and a large global player in the rolled aluminum products business, with production assets in Europe, USA, and China, and a worldwide customer base, majority concentrated in the USA. Gränges is focused on advanced aluminum materials, and holds a leading global position in rolled products for brazed heat exchangers, which it estimates at 20%.

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based alloys.

AML Technologies ("AML"), an Adelaide, Australia based start-up company with proprietary technology for applying aluminium alloys to additive layer manufacturing processes, also commonly referred to as 3D printing.

These LOI agreements are part of a developing strategy by the Company to engage with innovative, research-capable partners, willing to test scandium in their applications. The Company also has similar agreements with other research capable partners who do not wish to be publicly named at this time. We are selecting and approaching these specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make valuable contributions to their specific products, and we have the alloy samples to enable an expedient uptake on that validation. The scandium market for aluminum alloys needs to be built, and that construction should be seen as underway in the most direct sense. The Company plans to conduct further application-specific programs, in pursuit of sales contracts with quality customers across numerous industry segments, predominantly existing aluminum alloy consumers.

Nyngan Scandium Project - Planned Activities for 2019-2020

The following steps are planned for Nyngan during the 2019 and 2020 Calendar years:

  Complete master alloy pilot trials and optimization work in Q1/Q2 2019
  Pursue additional offtake agreements in support of planned future scandium sales,
  Seek project construction financing for the Nyngan Scandium Project in 2019,
  Commence site construction in the latter half of 2019, with anticipated construction completion over 14 months, and
  Initiate project commissioning in late 2020, with product available for sale by the start of 2021.

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

The detail results of 13 holes in the initial drill program are as follows:

Table 7. Results of 13-Hole Initial Drill Program

Honeybugle 30 Hole Drill Program - April 2014 Target - Scandium
DrillHole Number	Honeybugle Drill Area	Hole Type	From (meter depth)	To (meter depth)	Intercept Length (meters)	Total Scandium Grade (ppm)
EHAC 1	Seaford	Explore (AC) including	21 27	42 36	21 9	218 262

EHAC 2	Seaford	Explore (AC) including	0 0	12 9	12 9	300 333

EHAC 3	Seaford	Explore (AC) including	3 6	12 9	9 3	295 352

EHAC 5	Seaford	Explore (AC) including	0 12	15 15	15 3	244 333

EHAC 6	Seaford	Explore (AC) including including	0 0 18	24 9 24	24 9 6	185 214 214

EHAC 7	Seaford	Explore (AC) including including	9 15 42	51 42 51	42 27 9	225 220 252

EHAC 9	Seaford	Explore (AC) including	6 9	27 24	21 15	272 350

EHAC 10	Seaford	Explore (AC)	0	18	18	251
EHAC 11	Seaford	Explore (AC) including including	0 9 21	30 15 24	30 6 3	369 461 572

EHAC 12	Seaford	Explore (AC)	0	21	21	177
EHAC 26	Seaford Seaford	Explore (AC) including	0 3	21 18	21 15	309 343

EHAC 28	Seaford Seaford	Explore (AC) including	0 3	18 15	18 12	344 363

EHAC 29	Seaford	Explore (AC) including	3 9	21 18	18 9	316 396

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

During 2018 we performed site work at the Honeybugle Scandium property to meet the annual expenditure commitment to maintain the exploration license. Work performed during 2018 does not change the previous conclusions, as described above.

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

Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017 the Company announced that its wholly-owned subsidiary company, Scandium International Mining Corp., Norway AS, was granted a reservation on an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration license was subsequently granted during August 2018. We are in the process of moving all our exploration rights to SCY Exploration Finland Oy, a wholly owned Finnish subsidiary.

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

The Company applied for a reservation on the property in early 2017, which was granted in June 2017, after the public comment period ended. The reserved exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. This reservation granted us a first position right to apply for an exploration license on the property (protected through 2018). The Company filed the exploration application in January 2018, and was granted the exploration license during August 2018. We are in the process of moving all our exploration rights to SCY Exploration Finland Oy, a wholly owned Finnish subsidiary. The exploration license requires us to report our exploration activities annually to Finland government agencies and to demonstrate in the annual reports that exploration work has been effective and systematic.

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

The Company believes the standards and controls employed by GTK are reliable and consistent with proper industry practice. However, the potential quantity and grade is conceptual in nature and there has been insufficient exploration to define a mineral resource and it is uncertain whether further exploration will result in a mineral resource. The Company considers the above estimates as historical in nature, and such estimates do not use the categories prescribed by NI 43-101. A qualified person (as defined in NI 43-101) has not done sufficient work to classify the historical estimate as a current mineral resource. The Company is not treating the historical estimate as a current mineral resource.

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

We plan a limited drill program to augment the existing GTK data, and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2018
First quarter	0.240	0.165

Year	High (C$)	Low (C$)
Second quarter	0.190	0.125
Third quarter	0.280	0.145
Fourth quarter	0.285	0.200
Fiscal Year ended December 31, 2017
First quarter	0.475	0.255
Second quarter	0.455	0.300
Third quarter	0.425	0.270
Fourth quarter	0.350	0.220

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

	High	Low
January 2019	1.3600	1.3221
December 2018	1.3642	1.3191
November 2018	1.3302	1.3088
October 2018	1.3142	1.2803
September 2018	1.3188	1.2905
August 2018	1.3152	1.2917

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2017 and 2018.

	Year Ended December 31
	(Canadian $ per U.S. $)
	2017	2018
Rate at end of Period	1.2771	1.3610
Low	1.2128	1.2288
High	1.3743	1.3642

As of February 28, 2019, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2018 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	29,065,000	C$0.194	16,652,194
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	29,065,000	C$0.194	16,652,194

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2018.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2018

Liquidity and Capital Resources

At December 31, 2018, we had working capital of $177,122 including cash of $284,757 and current liabilities of $146,586 as compared to working capital of $323,231 including cash of $343,434 at December 31, 2017.

At December 31, 2018, we had a total of 29,065,000 (2017 – 23,585,000) stock options exercisable between C$0.10 and C$0.60 (2017 – between C$0.10 and C$0.60) which have the potential upon exercise to generate a total of C$5,635,350 (2017 – C$4,307,800) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

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

The Company will need additional funding to develop the Nyngan project into a mine in the last half of 2019 and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2018

The net loss for the quarter decreased by $20,136 to $543,316 from a loss of $563,452 in the prior year mainly as a result of lower exploration, salaries and stock-based compensation. Details of the individual items contributing to the decreased loss are as follows:

Q4 2018 vs. Q4 2017 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Salaries and benefits	$42,563	The Vice President Project and Market Development resigned from the Company during July 2018 which has resulted in this favourable variance when compared to Q4 2017.
Stock based compensation	$33,838	The decrease in stock option compensation (favourable variance) is due primarily to the issuance of 250,000 options in Q4 of 2017. There were no stock options issued in Q4 of 2018.
Exploration	$26,281	During the Q4 of 2018, there was reduced spending on testing of new alloys as compared to Q4 of 2017.
Professional fees	$11,761	The lower costs in Q4 2018 are attributable to reduced legal fees in the Company’s activities when compared to Q4 2017.
Travel	$5,866	Higher travel costs in Q4 2017 as compared to Q4 2018 are associated with marketing scandium in Europe and Asia.
Foreign exchange	$1,489	When comparing Q4 2018 versus Q4 2017 the exposure costs for foreign exchange were relatively the same.
Insurance	($267)	Slightly higher insurance premiums in 2018 resulted in this minor negative variance.
Amortization	($418)

In Q3 2018, the Company replaced computer equipment in its Sparks office resulting in higher amortization costs. Prior to this addition the fixed assets had been fully depreciated in the second half of 2018.

Consulting	($45,311)

In mid-2018 a senior management position was vacated and replaced with consultants. In addition, a consultant was hired during late 2017 to assist with North American marketing. These factors contributed to the negative variance.

General and administrative	($55,666)	The higher general and administrative costs in 2018 when compared to 2017 are due to a significant increase in the property tax levy for the Nyngan project.

Results of Operations for the Year ended December 31, 2018

The net loss for the year increased by $170,518 to $2,961,108 from $2,790,590 in the prior year, mainly because of increased foreign exchange losses, general and administrative costs and consulting fees.

Details of the individual items contributing to the decreased net loss are as follows:

2018 vs. 2017 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Consulting	($134,891)

In mid-2018 a senior management position was vacated and replaced with a consultant. In addition, a consultant was hired in late 2017 to assist with North American marketing. These factors contributed to the negative variance.

General and administrative	($121,700)

The higher general and administrative costs in 2018 when compared to 2017 are due to increased spending on marketing and investor relations as well as a significant increase in property taxes on the Company’s Nyngan property

Foreign exchange loss	($115,422)

The Company maintains a significant portion of its cash in Canadian and Australian currencies. American dollar made strong gains when compared to the Canadian and Australian dollars in Q4 2018. The opposite occurred in 2017, contributing to this unfavorable variance.

Costs allocable to non-controlling interest in a subsidiary	($73,488)

20% of the losses incurred in the Nyngan Scandium Project to October 6, 2017, are allocated to the minority partner interest, effectively reducing the Company loss for the year. With the conversion of the minority interest into Company shares in late 2017, there is no longer an allocation of losses.

Exploration	($19,130)	In 2018 the Company expended $322,883 on exploration an increase of 3.4% over 2017. The slightly higher cost is due to continued aluminum alloy testing.
Insurance	($982)	Slightly higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.
Amortization	($79)

In Q3 2018, the Company replaced computer equipment in its Sparks office resulting in higher amortization costs. Prior to this addition the fixed assets had been fully depreciated in the second half of 2018.

Professional fees	$1,590	The favorable variance is due to lower legal fees when compared to 2017.
Travel and entertainment	$9,043	This favourable variance reflects the fact that in 2018 trips to Australia for Nyngan project site activities were less frequent than in 2017.

2018 vs. 2017 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Salaries and benefits	$79,375	A senior staff position was vacated in mid-2018 and the position was not replaced with a staff person. This accounts for the favorable variance when compared to 2017.
Stock-based compensation	$205,166

The computation of stock-based compensation expense is dependent upon the number of options issued, the share price on the date of grant and historic variability of stock price. The lower share price for stock options issued on 2018 has resulted in lower expenses when compared to 2017 when stock options expensed were based on higher share prices.

Cash flow discussion for the year ended December 31, 2018 compared to December 31, 2017

The cash outflow from operating activities increased by $244,762 to $1,793,962 (2017 – $1,549,200) due to higher consulting and general and admin costs which were partially offset by lower salary costs.

Cash flows used in investing activities increased by $19,821 to $19,821 (2017 – $Nil) due to the replacement of computer servers at the Sparks office and the purchase of a reclamation bond on the Kiviniemi property.

Cash inflows from financing activities of $1,755,106 reflect greater private placements of $593,050 partially offset by lower exercise of stock options of $115,344, resulting in an increase of $477,706 when compared to the year ending December 31, 2017 of $1,277,400.

Summary of quarterly results (US$)

	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(543,316)	(461,781)	(626,398)	(1,329,613)	(563,452)	(409,069)	(490,303)	(1,327,766)
Basic and
diluted
Net Income	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)
(Loss) per
share

Financial Position

Cash

The decrease in cash of $58,677 to $284,757 (2017 - $343,434) results from increased operating costs which is partially offset by higher common share issuances.

Prepaid expenses and receivables

Prepaid expenses and receivables have decreased by $7,035 to $38,951 (2017 - $45,986) due to lower value added tax receivables in both Australia and Canada.

Reclamation bond

A reclamation bond of $11,444 has been purchased for the Kiviniemi property. (2017 - $Nil)

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The increase of $7,327 to $9,274 at December 31, 2018 (2017 - $Nil) is due to replacement of computer servers at the Sparks office.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2018 (2017 - $704,053).

Accounts Payable, Accounts payable with related parties and Accrued Liabilities

Accounts payable, accounts payable with related parties and accrued liabilities have increased by $80,397 to $146,586 at December 31, 2018 (2017 – $66,189) due to late 2018 invoices received for alloy testing and property taxes on the Nyngan property.

Capital Stock

Capital stock increased by $1,775,442 to $108,244,311 (2017 - $106,468,869) due to private placements of $1,675,300 and stock option exercises of $79,806.

Additional paid-in capital decreased by $1,058,328 to $5,675,812 (2017 - $4,617,474) as a result of stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2018 fiscal period.

Off-balance sheet arrangements

At December 31, 2018, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Additional Information and Accounting Pronouncements

Outstanding share data

At February 28, 2019 we had 304,781,294 issued and outstanding common shares and 29,065,000 outstanding stock options at a weighted average exercise price of C$0.194. No warrants are outstanding at February 28, 2019.

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

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted the FASB 842-10-50-1 election with no expected material effect to the consolidated financial statements.

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

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted this policy with no material effect to the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2018 and 2017 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2018.

Changes in Internal Control.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2019 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2019, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2018 and 2017 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1

Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)

3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)

10.1(3)	2015 Stock Option Plan
10.2(1)	Management Contract with George Putnam dated May 1, 2010
10.3(4)	Management Contract with Edward Dickinson dated August 13, 2011
10.4(5)	Loan Agreement dated June 24, 2014
10.5(6)	Share Exchange Agreement dated June 30, 2017
21.1(7)	List of Subsidiaries
23.1(7)	Consent of Davidson & Company LLP
23.2(7)	Consent of Stuart Hutchin
23.3(7)	Consent of Dean Basile
23.4(7)	Consent of Geoffrey Duckworth
31.1(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

(1) Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
(2) Previously filed as exhibits to the Form 10-K filed February 27, 2015 and incorporated herein by reference.
(3) Previously filed as Schedule “A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Form 10-K/A filed May 1, 2014 and incorporated herein by reference.
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

Date: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	March 1, 2019
George Putnam

/s/ William Harris	Chairman and Director	March 1, 2019
William Harris

/s/ James Rothwell	Director	March 1, 2019
James Rothwell

/s/ Willem Duyvesteyn	Director	March 1, 2019
Willem Duyvesteyn

/s/ Warren Davis	Director	March 1, 2019
Warren Davis

/s/ Barry Davies	Director	March 1, 2019
Barry Davies

/s/ Peter Evensen	Director	March 1, 2019
Peter Evensen

/s/ R.Christian Evensen	Director	March 1, 2019
R. Christian Evensen

/s/ Andrew Greig	Director	March 1, 2019
Andrew Greig

	Principal Accounting Officer and	March 1, 2019
/s/ Edward Dickinson	Principal Financial Officer
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, cash flows and changes in equity for the years ended December 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

February 27, 2019

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2018	December 31, 2017

ASSETS

Current
Cash	$284,757	$343,434
Prepaid expenses and receivables	38,951	45,986

Total Current Assets	323,708	389,420

Reclamation bond (Note 4)	11,444	-
Equipment (Note 3)	9,274	1,947
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,048,479	$1,095,420

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$146,586	$34,153
Accounts payable with related parties (Note 5)	-	32,036

Total Liabilities	146,586	66,189

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 304,781,294 (2017 – 291,970,239))	108,244,311	106,468,869
Treasury stock (Note 7) (1,033,333 common shares) (2017 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,675,812	4,617,484
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(110,900,636)	(107,939,528)

Total Stockholders’ Equity	901,893	1,029,231

Total Liabilities and Equity	$1,048,479	$1,095,420

Nature and continuance of operations (Note 1)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(Expressed in US Dollars)

	December 31,	December 31,
Years ended:	2018	2017

EXPENSES
Amortization (Note 3)	$1,050	$971
Consulting (Note 5)	316,919	182,028
Exploration	331,315	312,185
General and administrative	421,934	300,234
Insurance	30,050	29,068
Professional fees	96,387	97,977
Salaries and benefits	544,150	623,525
Stock-based compensation (Note 6)	1,078,664	1,283,830
Travel and entertainment	76,845	85,888

	(2,897,314)	(2,915,706)

Foreign exchange gain (loss)	(63,794)	51,628

Loss and comprehensive loss for the year	(2,961,108)	(2,864,078)

Loss attributable to non-controlling interest in a subsidiary	-	73,488
Loss and comprehensive loss for the year attributable to Scandium International Mining Corp.	$(2,961,108)	$(2,790,590)

Basic and diluted loss per common share attributable to Scandium International Mining Corp.	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	301,187,498	230,206,639

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended:	December 31,	December 31,
	2018	2017

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(2,961,108)	$(2,864,078)
Items not affecting cash:
Amortization	1,050	971
Stock-based compensation	1,078,664	1,283,830
Changes in non-cash working capital items:
Decrease in prepaids and receivables	7,035	5,241
Increase in accounts payable, accrued liabilities and accounts payable
with related parties	80,397	24,836
	(1,793,962)	(1,549,200)
CASH FLOWS USED IN INVESTING ACTIVITIES
Reclamation bond	(11,444)	-
Equipment purchase	(8,377)	-
	(19,821)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	1,675,300	1,082,250
Options exercised for common shares	79,806	195,150
	1,755,106	1,277,400

Change in cash during the year	(58,677)	(271,800)
Cash, beginning of year	343,434	615,234

Cash, end of year	$284,757	$343,434

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars)

								Non-
					Accumulated		Total	controlling
			Additional	Treasury	Other		Stockholders’	Interest
	Number of		Paid in	Stock	Comprehensive	Deficit	Equity	in a	Total
	Shares	Capital Stock	Capital		Loss			Subsidiary	Equity

Balance, December 31, 2016	225,047,200	$91,142,335	$6,844,671	$(1,264,194)	$(853,400)	$(93,446,610)	$2,422,802	$(1,090,723)	$1,332,079
Private placement	4,807,394	1,082,250	-	-	-	-	1,082,250	-	1,082,250
Options exercised	3,285,000	414,052	(218,902)	-	-	-	195,150	-	195,150
Minority interest acquisition	58,830,645	13,830,232	(3,292,115)	-	-	(11,702,328)	(1,164,211)	1,164,211	-
Stock-based compensation	-	-	1,283,830	-	-	-	1,283,830	-	1,283,830
Loss for the year	-	-	-	-	-	(2,790,590)	(2,790,590)	(73,488)	(2,864,078)
Balance, December 31, 2017	291,970,239	106,468,869	4,617,484	(1,264,194)	(853,400)	(107,939,528)	1,029,231	-	1,029,231
Private placement	11,801,055	1,675,300	-	-	-	-	1,675,300	-	1,675,300
Options exercised	1,010,000	100,142	(20,336)	-	-	-	79,806	-	79,806
Stock-based compensation	-	-	1,078,664	-	-	-	1,078,664	-	1,078,664
Loss for the year	-	-	-	-	-	(2,961,108)	(2,961,108)	-	(2,961,108)
Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893	$-	$901,893

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, SCY Exploration Finland Oy and EMC Metals Australia Pty Ltd.(“EMC-A”).” During fiscal 2017, Wolfram Jack Mining Corp. and The Technology Store, Inc. were wound up and no longer are included in these consolidated financial statements. Non-controlling interest represents the minority shareholders’ 20% proportionate share of the net assets and results of the Company’s majority-owned Australian subsidiary, EMC-A, until the date the 20% interest was disposed by the Company (Note 11). In October 2017, the Company reacquired the remaining 20% minority interest in EMC-A through the issuance of common shares (Note 11). All significant intercompany accounts and transactions have been eliminated on consolidation.

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
December 31, 2018
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

h)    Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2018 and 2017 there were no warrants outstanding and 29,065,000 options (2017 – 23,585,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

l)    Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2018 and 2017, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$284,757	$284,757	$—	$—

Total	$284,757	$284,757	$—	$—

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

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted the FASB 842-10-50-1 election with no expected material effect to the consolidated financial statements.

Accounting Standards Update 2018-07 – Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This accounting pronouncement deals with simplification of share-based accounting in efforts to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt this policy with no expected material effect to the consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Accounting Standards Update 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This accounting pronouncement deals with a change in any of the terms or conditions of a share-based payment award. The standard goes into effect for all interim and annual statements beginning after December 15, 2017. The Company has adopted this policy with no material effect to the consolidated financial statements.

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted this policy which will have no material effect to the consolidated financial statements.

Accounting Standards Update 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting pronouncement, which goes into effect for annual periods beginning after December 12, 2017, is far reaching and covers several presentation areas dealing with measurement, impairment, assumptions used in estimating fair value and several other areas. The Company has adopted this policy with no material effect to the consolidated financial statements.

3.	EQUIPMENT

2018

	December 31,			December 31,
	2017 Net Book	Additions		2018 Net Book
	Value	(disposals)	Amortization	Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

2017

	December 31,			December 31,
	2016 Net Book	Additions		2017 Net Book
	Value	(disposals)	Amortization	Value
Computer equipment	$2,918	$-	$(971)	$1,947

4.	MINERAL PROPERTY INTERESTS

Scandium and
other
Acquisition costs
Balance, December 31, 2018, 2017 and 2016	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% (Note 11) interest in the Nyngan property in New South Wales, Australia (“NSW”). A definitive feasibility study was completed on the property in fiscal 2016. During December 2017, the Company revised and renewed a scandium product offtake agreement for delivery of scandium-based product upon availability from mine production.

Royalties attached to the Nyngan property include a 0.7% royalty on gross mineral sales on the property, a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable for 12 years after production commences, subject to terms in the settlement agreement. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

The Company holds a 100% interest in its Honeybugle properties.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of September 30, 2018, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2017, the Company expensed $841,930 for stock options issued to Company directors.

During each of the years ended December 31, 2018 and December 31, 2017 the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2018, the Company owed $Nil (2017 - $32,036) to officers of the Company.

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On May 4, 2018, the Company issued 6,071,888 common shares at a value of C$0.18 per common share for total proceeds of C$1,092,940 ($864,402).

On March 21, 2018, the Company issued 5,729,167 common shares at a value of C$0.18 per common share for total proceeds of C$1,031,250 ($810,898).

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

Stock option transactions are summarized as follows:

	Stock Options
		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2016	21,820,000	$0.11
Granted	5,600,000	0.38
Exercised	(3,285,000)	0.08
Expired	(550,000)	0.07

Outstanding, December 31, 2017	23,585,000	0.18
Granted	6,850,000	0.22
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	$0.194

Number currently exercisable	28,130,000	$0.192

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at December 31, 2018, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in
	(outstanding)	(exercisable)	Canadian $	Expiry Date

Options
	3,375,000	3,375,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	4,980,000	4,795,000	0.370	February 21, 2022
	250,000	100,000	0.300	October 6, 2022
	6,260,000	5,660,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023

	29,065,000	28,130,000

As at December 31, 2018 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $1,084,994 (2017 - $1,467,123).

Stock-based compensation

During the year ended December 31, 2018, the Company recognized stock-based compensation of $1,078,664 (December 31, 2017 - $1,283,830) in the statement of loss and comprehensive loss as a result of incentive stock options granted and vested in the current period. There was a corresponding entry to additional paid in capital. There were 6,850,000 stock options granted during the year ended December 31, 2018 (December 31, 2017 – 5,600,000).

The weighted average fair value of the options granted in the year was C$0.19 (2017 - C$0.32) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of options granted are as follows:

	2018	2017

Risk-free interest rate	1.96%	1.13%
Expected life	5 years	5 years
Volatility	127.81%	141.12%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2018, 2017 and 2016	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,724	$9,724
Mineral property interests	704,053	-	704,053

	$704,053	$9,724	$713,777

December 31, 2017	Australia	United States	Total

Equipment	$-	$1,947	$1,947
Mineral property interests	704,053	-	704,053

	$704,053	$1,947	$706,000

9.	DEFERRED INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2018	2017

Loss before income taxes	$(2,961,108)	$(2,864,078)

Expected income tax (recovery)	(768,000)	(726,000)
Change in statutory, foreign exchange rates, and other	2,000,000	(20,000)
Permanent difference	289,000	312,000
Adjustment to prior years provision versus statutory tax returns	-	(453,000)
Change in unrecognized deductible temporary differences	(1,521,000)	887,000
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows;

	2018	2017
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,372,000	$1,708,000
Property and equipment	51,000	69,000
Share issue costs	3,000	8,000
Marketable securities	14,000	19,000
Allowable capital losses	1,404,000	1,913,000
Non-capital losses available for future periods	3,463,000	4,111,000
	6,307,000	7,828,000
Unrecognized deferred tax assets	(6,307,000)	(7,828,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2018	Expiry Date	2017	Expiry Date
		Range		Range
Temporary Differences
Exploration and evaluation assets	$5,231,000	No expiry date	$6,536,000	No expiry date
Property and equipment	196,000	No expiry date	264,000	No expiry date
Share issue costs	10,000	2036 to 2039	37,000	2036 to 2039
Marketable securities	106,000	No expiry date	145,000	No expiry date
Allowable capital losses	5,399,000	No expiry date	7,359,000	No expiry date
Non-capital losses available for future periods	13,195,000	2019 to 2038	15,709,000	2018 to 2037

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Expressed in US Dollars)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no major non-cash transactions in the year ended December 31, 2018.

On October 10, 2017, the Company closed a share exchange transaction to acquire 100% ownership of EMC-A in a non-cash transaction. The Company issued 58,830,645 shares of the Company’s common shares at a fair value of $13,830,232 to increase the Company ownership of EMC-A from 80% to 100% and payout of a 20% portion of a royalty (see Note 11 for additional details).

There were no amounts paid for taxes and interest in the years ended December 31, 2018 and December 31, 2017.

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

On October 10, 2017, the Company announced that it had closed the share exchange transaction to acquire SIL’s entire 20% ownership of EMC-A. The Company issued 58,830,645 shares of the Company’s common shares at a fair value of $13,830,232 to acquire SIL’s shares of EMC-A and increase the Company ownership of EMC-A from 80% to 100%.

The Company also provided for a pay-out of a 20% portion of a 0.7% revenue-based royalty on Nyngan/Honeybugle that was entered into by the Company in 2015. This royalty was excluded from SIL’s share in the project interests, at the time, and as a result an adjustment payment of 1,459,080 common shares at a fair value of $343,009 was made.

SIL also was granted the right to nominate two directors to the Company’s Board.

12.	SUBSEQUENT EVENT

On January 2, 2019, the Company announced receipt of notification that the New South Wales Department of Planning and Environment is reviewing the granting of the mine lease for the Nyngan Scandium Project. The Company does not expect the outcome of this review to affect its ability to bring the Nyngan Scandium Project into production.