Form 10-Q
period 2019-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2019-05-15
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
As of May 9, 2019, the registrant’s outstanding common stock consisted of 311,782,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2019	December 31, 2018

ASSETS

Current
Cash	$774,322	$284,757
Prepaid expenses and receivables	30,458	38,951

Total Current Assets	804,780	323,708

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	8,697	9,274
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,528,974	$1,048,479

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$35,178	$146,586
Accounts payable with related parties (Note 5)	15,390	-

Total Liabilities	50,568	146,586

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 311,782,595 (2018 – 304,781,294))	109,241,572	108,244,311
Treasury stock (Note 7) (1,033,333 common shares) (2018 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,587,830	5,675,812
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(111,233,402)	(110,900,636)

Total Equity	1,478,406	901,893

Total Liabilities and Equity	$1,528,974	$1,048,479

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	March 31, 2019	March 31, 2018
3 month period ended

EXPENSES
Amortization (Note 3)	$577	$158
Consulting	95,618	68,179
Exploration (recovery)	(26,184)	(16,794)
General and administrative	94,492	100,382
Insurance	7,584	7,345
Professional fees	29,204	54,401
Salaries and benefits	114,109	158,895
Stock-based compensation (Note 6)	13,116	920,558
Travel and entertainment	13,731	26,019

	(342,247)	(1,319,143)

Foreign exchange gain (loss)	9,481	(10,470)

Loss and comprehensive loss for the period	$(332,766)	$(1,329,613)

Basic and diluted loss per common share	$0.00	$0.01

Weighted average number of common shares outstanding – basic and diluted	305,571,161	292,740,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(332,766)	$(1,329,613)
Items not affecting cash:
Amortization	577	158
Stock-based compensation	13,116	920,558

Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses and receivables	8,493	(58,951)
(Decrease) increase in accounts payable, accrued liabilities and accounts	(96,018)	318
payable with related parties
	(406,598)	(467,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	799,483	810,898
Options exercised for common shares	96,680	16,071
	896,163	826,969

Change in cash during the period	489,565	359,439
Cash, beginning of period	284,757	343,434

Cash, end of period	$774,322	$702,873

	2019	2018
Cash paid during the 3 month period for interest	$-	$-
Cash paid during the 3 month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2019 and 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars) (Unaudited)

					Accumulated
			Additional Paid		Other		Total
	Number of		in Capital	Treasury Stock	Comprehensive	Deficit	Stockholders’
	Shares	Capital Stock			Loss		Equity

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893
Private placement	5,926,301	799,483	-	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	-	13,116
Loss for the period	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$(111,233,402)	$1,478,406

					Accumulated
			Additional Paid		Other		Total
	Number of		in Capital	Treasury Stock	Comprehensive	Deficit	Stockholders’
	Shares	Capital Stock			Loss		Equity

Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$(107,939,528)	$1,029,528
Private placement	5,729,167	810,898	-	-	-	-	810,898
Options exercised	200,000	19,964	(3,893)	-	-	-	16,071
Stock-based compensation	-	-	920,558	-	-	-	920,558
Loss for the period	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2018	297,899,406	$107,299,731	$5,534,149	$(1,264,194)	$(853,400)	$(109,269,141)	$1,447,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and with our Annual Report on Form 10-K filed with the SEC on March 4, 2019. Operating results for the three- month period ended March 31, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.

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
March 31, 2019
(Expressed in US Dollars) (Unaudited)

2.	BASIS OF PRESENTATION (cont’d…)

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $6,966 during the quarter ended March 31, 2019 and $6,699 during the quarter ended March 31, 2018.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$774,322	$774,322	$—	$—

Total	$774,322	$774,322	$—	$—

The carrying value of receivables, accounts payable and accrued liabilities, and accounts payable with related parties approximate their fair value due to their short-term nature.

The fair value of cash is determined through market, observable and corroborated sources.

    Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted the election to recognize short-term leases through profit or loss, with no material effect to the consolidated financial statements.

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

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted this policy which had no material effect to the consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Expressed in US Dollars) (Unaudited)

3.	EQUIPMENT

	December 31,	Additions
	2018 Net Book	(disposals)		March 31, 2019
	Value	(write-offs)	Amortization	Net Book Value
Computer equipment	$9,274	$-	$(577)	$8,697

	December 31,	Additions		December 31,
	2017 Net Book	(disposals)		2018 Net Book
	Value	(write-offs)	Amortization	Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

4.	MINERAL PROPERTY INTERESTS

Scandium and
March 31, 2019	other

Balance, March 31, 2019, December 31, 2018	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% interest in the Nyngan property in New South Wales, Australia (NSW). A definitive feasibility study was completed on the property in fiscal 2016. During December 2017 the Company revised and renewed a scandium product offtake agreement for delivery of scandium-based product upon availability from mine production.

In April 2019, the Company received notice from the New South Wales Department of Planning and Environment (the “Department”) that, due to a procedural issue within the Department, the Company’s Mine Lease Grant, (“ML 1763”), pertaining to the Nyngan Scandium Project, previously issued by the Department, is invalid. The Company is seeking resolution to the status of ML 1763 and maintains its lease application in good standing.

Royalties attached to the Nyngan property include, a 0.7% royalty on gross mineral sales on the property, a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable for 12 years after production commences. Another revenue royalty is payable to private interests of 0.2%, subject to a $370,000 cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently 4% on revenue.

Honeybugle property, Australia

The Company holds a 100% interest in the Honeybugle property.

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of March 31, 2019, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

5.	RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2019, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2018, the Company expensed $695,405 for stock- based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2019, the Company paid a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2018, the Company paid a consulting fee of $25,500 to one of its directors.

As at March 31, 2019, the Company owed $15,390 to various directors and officers of the Company. (December 31, 2018 - $Nil)

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

Private placements

On March 21, 2019, the Company issued 5,926,301 common shares at a value of C$0.18 per common share for total proceeds of C$1,066,734 ($799,483).

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

Stock option transactions are summarized as follows:

	Stock Options

		Weighted average
	Number	exercise price in Canadian $

Outstanding, December 31, 2017	23,585,000	$0.18
Granted	6,850,000	0.225
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	0.194
Exercised	(1,075,000)	0.12

Outstanding, March 31, 2019	27,990,000	$0.197

Number currently exercisable	27,610,000	$0.196

As at March 31, 2019, incentive stock options were outstanding as follows:

	Number of	Number of	Exercise
	Options	Options	Price in	Expiry Date
	Outstanding	Exercisable	Canadian $

Options
	2,300,000	2,300,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	4,980,000	4,980,000	0.370	February 21, 2022
	250,000	150,000	0.300	October 6, 2022
	6,260,000	5,980,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30,2023

	27,990,000	27,610,000

As at March 31, 2019 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $594,500 (December 31, 2018 - $1,084,994).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…) Stock-based compensation

During the 3-month period ended March 31, 2019, the Company recognized stock-based compensation of $13,116 (March 31, 2018 - $920,558) in the statement of operations and comprehensive loss. There were no stock options granted during the 3-month period ended March 31, 2019 (March 31, 2018 – 6,500,000).

The weighted average fair value of the options granted in the quarter was C$ Nil (2018 - C$0.192) .

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 3-month period ended March 31 are as follows:

	2019	2018

Risk-free interest rate	N/A	1.96%
Expected life	N/A	5 years
Volatility	N/A	127.81%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2019 and December 31 2018	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2019	Australia	United States	Total

Equipment	$-	$8,697	$8,697
Mineral property interests	704,053	-	704,053

	$704,053	$8,697	$712,750

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,274	$9,274
Mineral property interests	704,053	-	704,053

	$704,053	$9,274	$713,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2018 and March 31, 2019 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2018 and the three-month period ended March 31, 2019. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 9, 2019 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

In June of 2017, the Company entered into a share exchange agreement with SIL for the purchase of SIL’s 20% interest in EMC Australia in exchange for 57,371,565 common shares of SCY as well as an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017. Under the terms of the share purchase agreement, on closing SIL was granted the right to nominate two individuals to the board of the Company for so long as SIL held at least 15% of Scandium’s issued and outstanding shares, and one director for so long as SIL held at least 5% but less than 15% of Scandium’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction.

During the first quarter of 2019, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery and consolidates a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project. The entire body of work demonstrates a viable, conventional process flow sheet utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

The level of accuracy established in the Feasibility Study substantially reduces the uncertainty levels inherent in earlier studies. The greater confidence intervals around the Feasibility Study were achieved by reliance on significant project engineering work, a capital and operating cost estimate supported by detailed requirements and vendor pricing, plus one offtake agreement and an independent marketing assessment, both supportive of the marketing assumptions on the business.

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommended the Nyngan Scandium Project owners seek finance and proceed to construction. Recommendations were made therein for additional immediate work, notably to win additional offtake agreements with customers, complete some optimizing flow sheet studies, and to initiate as early as possible detailed engineering required on certain long-lead capital items.

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

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (“HPAL”), counter-current decant circuits, solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addressed all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

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

On October 19, 2017, we announced that Lycopodium has been instructed to initiate critical path engineering for the Nyngan Scandium Project. Lycopodium commenced work on select critical path components for the project, including design and specification engineering on the high-pressure autoclave unit, associated flash and splash vessels and several specialized high-pressure input pumps. The engineering work was completed in 2018 and will enable final supplier selection, firm component pricing and delivery dates for these key process components.

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales Department of Planning and Environment (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s subsidiary, EMC Australia, to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on April 29, 2016.

EIS Highlights:

  The EIS finds residual environmental impacts represent negligible risk.
  The proposed development design achieves sustainable environmental outcomes.
  The EIS finds net-positive social and economic outcomes for the community.
  Nine independent environmental consulting groups conducted analysis over five years, and contributed report findings to the EIS.
  The Nyngan Project development is estimated to contribute A$12.4M to the local and regional economies, and A$39M to the State and Federal economies, annually.
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

The EIS is a self-contained set of documents used to seek a Development Consent. It is however, supported in many ways by the feasibility study.

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

On January 2, 2019, the Company announced receipt of notification that the Department is reviewing the granting of Mine Lease 1763 related to the Nyngan Scandium Project. The Company does not expect the outcome of this ML review to affect its ability to bring the Nyngan Scandium Project into production.

This Department review is in response to an objection by a landowner who holds freehold surface ownership over a portion of the total 874 hectare mine lease area. The landowner objection claims the property is “Agricultural Land”, as defined by the applicable laws.

The landowner filed a formal objection with the Department in mid 2016. That formal objection notice was improperly handled, and was only physically located and verified as compliant in mid 2018. The landowner made the Department aware of the existence of an unrecorded objection in mid 2017, and the Company was subsequently advised that the objection was investigated by the Department directly with the landowner prior to final award of the signed ML grant in late 2017.

The Department has recently sought and received independent consultant input that the landowner objection should qualify as “Agricultural Land”, as defined by the applicable laws. The Company has rights of comment on that finding, which have been exercised, in a formal comment package delivered to the Department on February 1, 2019. With receipt and consideration of comment documents from the parties, and further Department input, the Department Secretary will make a new determination on the validity of the affected portion of the ML.

On April 18, 2019, we announced that the Company received notice from the Department that, due to a procedural issue within the Department, ML 1763 previously issued by the Department on October 4, 2017, is invalid.

The Department has determined that its internal procedures failed to properly and fully consider an affected landowner’s ‘Agricultural Land’ objection prior to the grant of ML 1763, as specified by applicable laws. The Department has not changed the formal ‘granted’ status of ML 1763 on its electronic public record system (TAS), but that is now expected to occur.

As the Company’s underlying mine lease application (‘MLA 531’) submitted in 2016 covering the entire area originally requested has not been impacted or altered by the Department’s advice regarding ML 1763, the mine lease application remains in force and pending. The Department has not yet completed its review and determination of the validity of the landowner’s objection, as per applicable laws, but has advised the Company that it is continuing with its ongoing formal review.

The Department’s ultimate decision on the validity of the landowner objection will then determine the outcome on the pending application (MLA 531). If the landowner’s objection is not upheld by the Department, then the Department will proceed to re-grant a new Mining Lease to the Company.

The Company believes that the viability of the project is not dependent on land related to the current landowner objection, and therefore on the Department findings related to validity of the pending objection. The Company is confident that a new mining lease can be obtained, based exclusively on surface rights owned by the Company, and that the Nyngan Scandium Project can proceed with similar operational and economic parameters on that basis.

If the Department Secretary’s decision upholds the landowner objection, the Company believes that the outcome will not delay or prevent the development of the Nyngan Scandium Project, as is generally characterized in the 2016 feasibility study.

In May 2019 we announced filing a new mine lease application (“MLA 568”) with the Department, related to the Nyngan Scandium Project. The new application covers 371 hectares of ground where the surface rights are fully owned by EMC-A. The Company seeks the granting of a new mine lease for the Nyngan Scandium Project, based on this new MLA.

The new MLA filing is in direct response to ongoing delays in governmental resolution of a neighboring landowner’s objection to the Company’s 2017 mine lease grant (ML 1763).

Downstream Scandium Products

In February 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In 2014, the Company announced it applied for a US patent on master alloy production, which is still in the application phase. That patent application addressed scandium master alloys with both aluminum-base and magnesium-base metals.

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

On March 5, 2018, the Company announced that it had initiated a pilot scale program at the Alcereco Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous work on the manufacture of aluminum-scandium 2% master alloy (MA). The pilot scale program was intended to confirm the previous bench-scale test work, and to provide necessary process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The pilot program consisted of 5 separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The total mass of master alloy and product variants produced in the program totaled approximately 20kg. The pilot program, as defined for 2018, was completed in December of 2018. Additional pilot scale work to pursue further refinements and specific process optimization has been planned for Q1/Q2 of 2019.

On March 5, 2018, the Company also announced that it has filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys.

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

The results of our research work is positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions above 0.1%, and dramatic strengthening improvements with additions of 0.35%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that altering the combinations of scandium loads and alloy hardening process techniques has significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications. These findings are considered commercially sensitive, and the data is not intended for public disclosure at this time, although the findings and data are being shared with select potential customers under specific non-disclosure agreement protections, as is deemed relevant to their specific areas of commercial interest.

Letters of Intent

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

Impression Technologies Ltd. (“ITL”), based in Coventry, UK. ITL is a privately held technology company, developing and licensing its advanced aluminum forming technology, Hot Form Quench (“HFQ®”), to automotive, aerospace, rail and electronics industries, globally. ITL manufactures custom parts for customers with its patented HFQ® technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that can't otherwise be similarly formed today.

PAB Coventry Ltd. (“PAB”), based in Coventry, UK. PAB is a privately held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the upper market segment of the British automotive industry for decades.

Eck Industries Inc. (“Eck”), based in Manitowoc, Wisconsin, USA. Eck is a privately held manufacturer of precision sand cast parts, and engineering services. Eck Industries operates a 210,000 sq. ft. facility with over 250 employees, and 110 customers. Customer segments include commercial aircraft parts, automotive and trucking cast parts, military drivetrain casings, marine propulsion system castings, and military aerospace components.

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

Nyngan Scandium Project - Planned Activities for 2019-2020

The following steps are planned for Nyngan during the 2019 and 2020 calendar years:

  Complete master alloy pilot trials and optimization work in Q2 2019,
  Pursue additional offtake agreements in support of planned future scandium sales,
  Seek project construction financing for the Nyngan Scandium Project in Q4 2019/Q1 2020
  Commence site construction in 2020, with anticipated completion over 14 months, and
  Initiate project commissioning in early 2021, with product available for sale by Q2 2021.

Other Properties Review

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area, we call the ‘Honeybugle Scandium Property’, is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW.

Exploration rights for the Honeybugle Scandium Property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements.

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

The Geological Survey of Finland (“GTK”) conducted airborne survey work on the area in 1986, conducted exploration drilling on the property in 2008-2010, and published those program results on their public GTK website in 2016. The Company’s Exploration License area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property.

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

We intend to undertake a limited drill program to augment the existing GTK data, and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

Other Developments – First Quarter 2019

Letters of Intent: During March 2019, we announced signing a letter of intent agreement (“LOI”) with Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately held manufacturer of precision high-pressure die cast parts, and offers prototyping, machining, finishing and engineering services, employing both aluminum and copper-based alloys. BAL exports approximately 80% of its products to customers outside of France.

Pursuant to the LOI, the Company agreed to contribute aluminum-scandium master alloy 2%, for mixing and trial-testing of alloys by BAL, in their commercially available product lines, primarily in the automotive and aerospace sectors. The test work will be undertaken at BAL’s production facilities in La Couture-Boussey, at small production scale. Bronze-Alu intends to report select results of the testing program utilizing their scandium-containing alloys, as does SCY, upon completion of the testing period.

Private Placements: On March 21, 2019, the Company completed a private placement of 5,926,301 shares at C$0.18 per share for gross proceeds of C$1,066,734. The primary investor was Rothschild Asset Management, but the equity placement also reflects a unanimous participation from the Company’s Board members. No commissions or fees were paid on the transaction.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs due to the decrease in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $69,873 due to lower professional fees, travel expenditures, salaries and general and admin expenses. These lower costs were slightly offset by higher consulting fees.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2019	2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income
(Loss)	(332,766)	(543,316)	(461,781)	(626,398)	(1,329,613)	(563,452)	(409,069)	(490,303)
attributable to
Scandium
Mining Corp.
Basic and
diluted
Net Income	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)
(Loss) per
share
attributable to
Scandium
Mining Corp.

Results of Operations for the three months ended March 31, 2019

The net loss for the quarter was $332,766, a decrease of $996,847 from $1,329,613 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2018 vs. Q1 2019 - Variance Analysis

Item	Variance
	Favourable /	Explanation
	(Unfavourable)

Stock-based compensation	$907,442	In Q1 2018, the Company issued 6,500,000 stock options of which the majority vested immediately. In the corresponding quarter of 2019, no stock options were issued resulting in this favourable expense.

Salaries and benefits	$44,786	The amount paid in Q1 of 2019 is lower due to the resignation of a senior company officer in June of 2018. The position was not replaced.

Professional fees	$25,197	Q1 2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY.

Foreign exchange	$19,951	The impact of strengthening Canadian and Australian currency lead to this favourable variance in Q1 of 2019 when compared to Q1 2018 when currency fluctuations were moving in opposite directions.

Travel and entertainment	$12,288	Less travel in Q1 2019 was due to less trips taken to Europe and Australia to promote the marketing of scandium alloys.

Exploration	$9,390	Both quarters of 2019 and 2018 reflect the receipt of Australian R&D credits. In 2019 lower costs for actual exploration resulted in this positive variance.

General and administrative	$5,890	The decrease in general and administrative costs in the current quarter is due to generally lower activity in 2019 when compared to Q1 of 2018.

Insurance	$(239)	The slightly higher cost in Q1 2019 is due to overall increases in insurance premiums for the Company’s operations.

Amortization	$(419)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.

Consulting	$(27,439)	The Company hired new consultants for marketing scandium in America in the latter half of 2018. Q1 2018 does not include these costs hence the lower charges in the same period one year ago.

Cash flow discussion for the three-month period ended March 31, 2019 compared to March 31, 2018

The cash outflow for operating activities was $406,598, a decrease of $60,932 (March 31, 2018 – $467,530), due to lower operating costs as described in the variance analysis.

Cash inflows from financing activities of 896,163 reflect greater inflow from option exercises of $96,680 when compared to Q1 2018, which was partially offset by lower inflow from the private placements of $11,414, resulting in an increase of $69,194 when compared to Q1 2018 of $826,969.

Financial Position

Cash

The Company’s cash position increased during the three-month period by $489,565 to $774,322 (December 31, 2018 - $284,757) due to a private placement and option exercises, together totaling $896,163.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $8,493 to $30,458 due to lower expenditures in Australia and Canada where goods and services taxes are levied (December 31, 2018 - $38,951).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $577 to $8,697 (December 2018 - $9,274) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $96,018 to $50,568 (December 2018– $146,586).

Capital Stock

Capital stock increased by $997,261 to $109,241,572 due to a private placement occurring in the quarter and the exercise of stock options (December 31, 2018 - $108,244,311).

Additional paid-in capital decreased by $87,982, to $5,587,830 (December 31, 2018 - $5,675,812) as a result of the exercise of stock options which was partially offset by the expensing of stock options.

Liquidity and Capital Resources

At March 31, 2019, the Company had a working capital of $754,212 including cash of $774,322 as compared to a working capital of $177,122 including cash of $284,757 at December 31, 2018.

At March 31, 2019, the Company had a total of 27,610,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$5,386,350 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 311,782,595 issued and outstanding common shares and 27,990,000 stock options currently outstanding at a weighted average exercise price of CAD$0.20.

Off-balance sheet arrangements

At March 31, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2019, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to the Company’s directors.

During the 3-month period ended March 31, 2019, the Company paid a consulting fee of $25,500 for one of its directors. During the 3-month period ended March 31, 2018, the Company paid a consulting fee of $25,500 for one of its directors.

As at March 31, 2019, the Company owed $15,390 to various directors and officers of the Company. (December 31, 2018 - $Nil)

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

Stock-based compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options and compensatory warrants granted. This model is subject to various assumptions. The assumptions the Company makes will likely change from time to time. At the time the fair value is determined, the methodology the Company uses is based on historical information, as well as anticipated future events. The assumptions with the greatest impact on fair value are those for estimated stock volatility and for the expected life of the instrument.

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

Recent Accounting Pronouncements

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2018-13 – Fair Value Measurement (Topic 840) Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2018-11 - Leases (Topic 842) Targeted Update. This accounting pronouncement is an update to Accounting Standard 2016-02 (see below). This standard allows for an additional (and optional) transition method. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted the election to recognize short-term leases through profit or loss, with no material effect to the consolidated financial statements.

Accounting Standards Update 2018-07 – Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This accounting pronouncement deals with simplification of share-based accounting in efforts to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation — Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted this policy with no material effect to the consolidated financial statements.

Accounting Standards Update 2016-02 - Leases (Topic 842). This accounting pronouncement allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted this policy which had no material effect to the consolidated financial statements.

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks: (i) one in Vancouver, British Columbia, Canada, (ii) one in Mackay, Queensland, Australia, and (iii) one in Chicago, Illinois, United States.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February 6th, 2019, the Company was served a Summons and named in a lawsuit brought by the Law Firm of Nelson, Keane and Hemmingway, on behalf of Plaintiff, Owen Bernard Carter, a landowner in Nyngan, NSW. The lawsuit named the NSW Minister for Resources as First Defendant, based on the improper grant of a Mining Lease affecting Mr. Carter’s land. The lawsuit also named the Secretary of the Department of Planning and Industry as Second Defendant, and EMC Metals Australia Pty Ltd (EMC-A) as Third Defendant. EMC-A is the Company’s subsidiary holding the disputed Mining Lease, ML 1763, related to the Nyngan Scandium Project.

The lawsuit claims NSW governmental officials improperly granted EMC-A a mining lease in 2017, by not properly considering a 2016 “Agricultural Land” objection made by Mr. Carter against the underlying mining lease application, MLA 531. Counsel for the Government defendants conceded the point, and notified EMC-A that the 2017 decision to grant ML 1763 would be determined an invalid decision. Proceedings were recommended by the Court to be delayed for 3 months, to allow additional time for the Department of Planning and Environment to make a determination on the validity of the landowner objection. The plaintiff was not satisfied with elements of the Court-recommended plan, resulting in additional hearings. These ongoing hearings focused on when the Department would officially update its public record, showing ML 1763 invalid. No claim for compensation has been made against EMC-A. At this point, EMC-A has no active part in ongoing Court proceedings, and has been excused from further attendance.

As of the effective date of this 10Q, the Department of Planning and Environment has not updated the official record on ML 1763, changing its status from granted to invalid, nor has it given a date by which it will plan to rule on the validity of the landowner objection.

In May 2019 we announced filing a new mine lease application (“MLA 568”) with the Department, related to the Nyngan Scandium Project. The new application covers 371 hectares of ground where the surface rights are fully owned by EMC-A. The Company seeks the granting of a new mine lease for the Nyngan Scandium Project, based on this new MLA.

The new MLA filing is in direct response to ongoing delays in governmental resolution of a neighboring landowner’s objection to the Company’s 2017 mine lease grant (ML 1763), and the subject of this lawsuit.

Please refer to more a detailed discussion of the mine lease grant and landowner objection contained in Item 2 – Principle Properties Review, Nyngan Scandium Project in this Form 10Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2019, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2019

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer