Form 10-Q/A
period 2019-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2019-06-11
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Nature and continuance of operations (Note 1 & 9)

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

3 month period ended	March 31, 2019	March 31, 2018

EXPENSES
Amortization (Note 3)	$577	$158
Consulting	95,618	68,179
Exploration (recovery)	(26,184)	(16,794)
General and administrative	94,492	100,382
Insurance	7,584	7,345
Professional fees	29,204	54,401
Salaries and benefits	114,109	158,895
Stock-based compensation (Note 6)	13,116	920,558
Travel and entertainment	13,731	26,019

	(342,247)	(1,319,143)

Foreign exchange gain (loss)	9,481	(10,470)

Loss and comprehensive loss for the period	$(332,766)	$(1,329,613)

Basic and diluted loss per common share	$0.00	$0.01

Weighted average number of common shares outstanding – basic and diluted	305,571,161	292,740,146

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)
3-month period ended	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(332,766)	$(1,329,613)
Items not affecting cash:
Amortization	577	158
Stock-based compensation	13,116	920,558

Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses and receivables	8,493	(58,951)
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	(96,018)	318
	(406,598)	(467,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	799,483	810,898
Options exercised for common shares	96,680	16,071
	896,163	826,969

Change in cash during the period	489,565	359,439
Cash, beginning of period	284,757	343,434

Cash, end of period	$774,322	$702,873

	2019	2018
Cash paid during the 3 month period for interest	$-	$-
Cash paid during the 3 month period for taxes	$-	$-

 There were no significant non-cash investing and financing activities during the periods ended March 31, 2019 and 2018.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$901,893
Private placement	5,926,301	799,483	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	13,116
Loss for the period	-	-	-	-	-	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$1,478,406

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated OtherComprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$1,029,528
Private placement	5,729,167	810,898	-	-	-	810,898
Options exercised	200,000	19,964	(3,893)	-	-	16,071
Stock-based compensation	-	-	920,558	-	-	920,558
Loss for the period	-	-	-	-	-	(332,766)
Balance, March 31, 2018	297,899,406	$107,299,731	$5,534,149	$(1,264,194)	$(853,400)	$1,447,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and with our Annual Report on Form 10-K filed with the SEC on March 4, 2019. Operating results for the three-month period ended March 31, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.

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

2.	BASIS OF PRESENTATION (cont’d…)
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

	March 31, 2019	Quoted Pricesin Active Markets(Level 1)	Significant OtherObservable Inputs(Level 2)	SignificantUnobservable Inputs(Level 3)
Assets:
Cash	$774,322	$774,322	$—	$—

Total	$774,322	$774,322	$—	$—

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

3.	EQUIPMENT

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(577)	$8,697

	December 31, 2017 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2018 Net Book Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

4.	MINERAL PROPERTY INTERESTS

March 31, 2019	Scandium and other

Balance, March 31, 2019, December 31, 2018	$704,053

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2017	23,585,000	$0.18
Granted	6,850,000	0.225
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	0.194
Exercised	(1,075,000)	0.12

Outstanding, March 31, 2019	27,990,000	$0.197

Number currently exercisable	27,610,000	$0.196

As at March 31, 2019, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	2,300,000	2,300,000	0.120	July 25, 2019
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	4,980,000	4,980,000	0.370	February 21, 2022
	250,000	150,000	0.300	October 6, 2022
	6,260,000	5,980,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30,2023

	27,990,000	27,610,000

As at March 31, 2019 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $594,500 (December 31, 2018 - $1,084,994

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the 3-month period ended March 31, 2019, the Company recognized stock-based compensation of $13,116 (March 31, 2018 - $920,558) in the statement of operations and comprehensive loss. There were no stock options granted during the 3-month period ended March 31, 2019 (March 31, 2018 – 6,500,000).

The weighted average fair value of the options granted in the quarter was C$ Nil (2018 - C$0.192).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 3-month period ended March 31 are as follows:

	2019	2018

Risk-free interest rate	N/A	1.96%
Expected life	N/A	5 years
Volatility	N/A	127.81%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2019 and December 31 2018	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2019	Australia	United States	Total

Equipment	$-	$8,697	$8,697
Mineral property interests	704,053	-	704,053

	$704,053	$8,697	$712,750

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,274	$9,274
Mineral property interests	704,053	-	704,053

	$704,053	$9,274	$713,327

9.	SUBSEQUENT EVENT

On May 9, 2019, the Company granted 9,810,000 stock options at C$0.15 with a 5-year life and various vesting terms.

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

Figure 1: Location of Nyngan Project

New South Wales
Moree
Coffs Harbour
Hillgrove
Endeavor
CSA
Cobar
Nyngan
The Peak
Broken Hill
Broken Hill Pinnacles
NYNGAN
Scandium
Northparkes
Hill End
Cowal
Cadia
Sydney
Mildura
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
A u s t r a i l a
0 100 200 400km

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

The Feasibility Study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0%-99.8%, generating an after tax cumulative cash flow over a 20 year Project life of US$629 million, with an NPV10% of US$177 million. The average process plant feed grade over the 20 year Project life is 409ppm of scandium.

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

Nyngan Scandium Project Highlights

●
Capital cost estimate for the Project is US$87.1 million,
●
Annual scandium oxide product volume averages 37,690 kg per year, over 20 years,
●
Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
●
Operating cost estimate for the Project is US$557/kg scandium oxide,
●
Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
●
Project Constant Dollar IRR is 33.1%,
●
Oxide product grades of 98-99.8%, as based on customer requirements,
●
Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
●
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

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (“HPAL”), counter-current decant circuits, solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addressed all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

●
Pressure leach test work achieved 88% recoveries, from larger volume tests,
●
Settling characteristics of leach discharge slurry show substantial improvement,
●
Residue neutralization work meets or exceeds all environmental requirements as presented in the DFS and the environmental impact statement,
●
Solvent extraction circuit optimization tests generated improved performance, exceeding 99% recovery in single pass systems, and
●
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

EIS Highlights:

●
The EIS finds residual environmental impacts represent negligible risk.
●
The proposed development design achieves sustainable environmental outcomes.
●
The EIS finds net-positive social and economic outcomes for the community.
●
Nine independent environmental consulting groups conducted analysis over five years, and contributed report findings to the EIS.
●
The Nyngan Project development is estimated to contribute A$12.4M to the local and regional economies, and A$39M to the State and Federal economies, annually.
●
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
●
Water Supply Works and Use Approval and Water Access License,
●
State and local approval for construction of the intersection of the Site Access Road and Gilgai Road,
●
An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
●
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

Nyngan Scandium Project - Planned Activities for 2019-2020

The following steps are planned for Nyngan during the 2019 and 2020 calendar years:

●
Complete master alloy pilot trials and optimization work in Q2 2019,
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
Seek project construction financing for the Nyngan Scandium Project in Q4 2019/Q1 2020
●
Commence site construction in 2020, with anticipated completion over 14 months, and
●
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
●
The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11),
●
EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters,
●
The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling,
●
The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest, and
●
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

Highlights

●
Kiviniemi property previously identified for scandium and explored by GTK,
●
Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential,
●
Early resource upgrade work done for GTK promising, confirmed by SCY,
●
Property is all-weather accessible, close to infrastructure, and
●
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

Stock Option Grants: On May 9, 2019, the Company granted 9,810,000 stock options at C$0.15 with a 5-year life and various vesting terms.

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs due to the decrease in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $69,873 due to lower professional fees, travel expenditures, salaries and general and admin expenses. These lower costs were slightly offset by higher consulting fees.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary

	2019			2018			2017
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(332,766)	(543,316)	(461,781)	(626,398)	(1,329,613)	(563,452)	(409,069)	(490,303)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended March 31, 2019

The net loss for the quarter was $332,766, a decrease of $996,847 from $1,329,613 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2018 vs. Q1 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$907,442
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

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

Date: May 10, 2019	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer