Form 10-Q
period 2019-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2019-08-09
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer ☐ Non-accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 06, 2019, the registrant’s outstanding common stock consisted of 312,482,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2019

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2019	December 31, 2018

ASSETS

Current
Cash	$402,645	$284,757
Prepaid expenses and receivables	27,749	38,951

Total Current Assets	430,394	323,708

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	8,120	9,274
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,154,011	$1,048,479

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$88,091	$146,586
Accounts payable with related parties (Note 5)	37,928	-

Total Liabilities	126,019	146,586

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 311,782,595 (2018 – 304,781,294))	109,241,572	108,244,311
Treasury stock (Note 7) (1,033,333 common shares) (2018 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,997,350	5,675,812
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(112,093,336)	(110,900,636)

Total Equity	1,027,992	901,893

Total Liabilities and Equity	$1,154,011	$1,048,479

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

Periods ended	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

EXPENSES
Amortization (Note 3)	$577	$158	$1,154	$316
Consulting	103,803	67,632	199,421	135,811
Exploration (recovery)	73,339	162,305	47,155	145,511
General and administrative	112,625	93,261	207,117	194,003
Insurance	7,719	7,449	15,303	14,794
Professional fees	21,059	21,111	50,263	75,512
Salaries and benefits	115,026	155,003	229,135	313,898
Stock-based compensation (Note 6)	409,520	64,487	422,636	985,045
Travel and entertainment	12,431	17,547	26,162	43,566

	(856,099)	(589,313)	(1,198,346)	(1,908,456)

Foreign exchange gain (loss)	(3,835)	(37,085)	5,646	(47,555)

Loss and comprehensive loss for the period	$(859,934)	$(626,398)	$(1,192,700)	$(1,956,011)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding – basic and diluted	311,782,595	302,290,280	308,694,037	297,541,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

Periods ended	Six months ended June 30, 2019	Six months ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,192,700)	$(1,956,011)
Items not affecting cash:
Amortization	1,154	316
Stock-based compensation	422,636	985,045

Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses and receivables	11,202	8,933
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	(20,567)	65,580
	(778,275)	(896,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	799,483	1,675,300
Options exercised for common shares	96,680	78,820
	896,163	1,754,120

Change in cash during the period	117,888	857,983
Cash, beginning of period	284,757	343,434

Cash, end of period	$402,645	$1,201,417

Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the period ended June 30, 2019 and 2018.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$(107,939,528)	$1,029,231
Private placement	5,729,167	810,898	-	-	-	-	810,898
Options exercised	200,000	19,964	(3,893)	-	-	-	16,071
Stock-based compensation	-	-	920,558	-	-	-	920,558
Loss for the three months	-	-	-	-	-	(1,329,613)	(1,329,613)
Balance, March 31, 2018	297,899,406	$107,299,731	$5,534,149	$(1,264,194)	$(853,400)	$(109,269,141)	$1,447,145

Private placement	6,071,888	864,402	-	-	-	-	864,402
Options exercised	800,000	78,323	(15,574)	-	-	-	62,749
Stock-based compensation	-	-	64,487	-	-	-	64,487
Loss for the three months	-	-	-	-	-	(626,398)	(626,398)
Balance, June 30, 2018	304,771,294	$108,242,456	$5,583,062	$(1,264,194)	$(853,400)	$(109,895,539)	$1,812,385

Options exercised	10,000	1,855	(869)	-	-	-	986
Stock-based compensation	-	-	69,411	-	-	-	69,411
Loss for the three months	-	-	-	-	-	(461,781)	(461,781)
Balance, September 30, 2018	304,781,294	$108,244,311	$5,651,604	$(1,264,194)	$(853,400)	$(110,357,320)	$1,421,001

Stock-based compensation	-	-	24,208	-	-	-	24,208
Loss for the three months	-	-	-	-	-	(543,316)	(543,316)
Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893

Private placement	5,926,301	799,483	-	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	-	13,116
Loss for the three months	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$(111,233,402)	$1,478,406

Stock-based compensation	-	-	409,520	-	-	-	409,520
Loss for the three months	-	-	-	-	-	(859,934)	(859,934)
Balance, June 30, 2019	311,782,595	$109,241,572	$5,997,350	$(1,264,194)	$(853,400)	$(112,093,336)	$1,027,992

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The Company’s focus is on the exploration, evaluation and future development of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

2.
BASIS OF PRESENTATION

                 Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and with our Annual Report on Form 10-K filed with the SEC on March 4, 2019. Operating results for the six-month period ended June 30, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.

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

The Company considers itself to be an exploration stage company and will consider the transition to development stage after it receives funding to begin mine construction and board approval.

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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $13,932 during the six months ended June 30, 2019 and $13,932 during the six months ended June 30, 2018.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2019	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	$402,645	$402,645	-	-
Cash

Total	$402,645	$402,645	-	-

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

3.
EQUIPMENT

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2019 Net Book Value
Computer equipment	$9,274	$-	$(1,154)	$8,120

	December 31, 2017 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2018 Net Book Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

4.
MINERAL PROPERTY INTERESTS

June 30, 2019	Scandium and other

Balance, June 30, 2019, December 31, 2018	$704,053

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

Nyngan Property, Australia

The Company holds a 100% interest in the Nyngan property in New South Wales, Australia (NSW).  A definitive feasibility study was completed on the property in fiscal 2016. During December 2017 the Company revised and renewed a scandium product offtake agreement for delivery of scandium-based product upon availability from mine production.

In April 2019, the Company received notice from the New South Wales Department of Planning and Environment (the “Department”) that, due to a procedural issue within the Department, the Company’s Mine Lease Grant, (“ML 1763”), pertaining to the Nyngan Scandium Project, previously issued by the Department, is invalid. In May 2019, the Company filed a new mine lease application with the Department, related to the Nyngan Scandium Project. On July 24, 2019, the Company announced that a new mine lease (“ML 1792”) had been granted.

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

Honeybugle Property, Australia

The Company holds a 100% interest in the Honeybugle property in New South Wales, Australia (NSW).

Kiviniemi Scandium Property, Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of March 31, 2019, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

5.
RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2019, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2018, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2019, the Company owed $37,928 to various directors and officers of the Company. (December 31, 2018 - $Nil)

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2017	23,585,000	$0.18
Granted	6,850,000	0.225
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	0.19
Granted	9,860,000	0.15
Exercised	(1,075,000)	0.12
Cancelled	(240,000)	0.33

Outstanding, June 30, 2019	37,610,000	$0.184

Number currently exercisable	32,530,000	$0.188

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at June 30, 2019, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	2,300,000	2,300,000	0.120	July 25, 2019*
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.200	June 14, 2021
	4,800,000	4,800,000	0.370	February 21, 2022
	250,000	150,000	0.300	October 6, 2022
	6,200,000	5,980,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	9,810,00	5,050,000	0.150	May 9, 2024**
	50,000	50,000	0.130	June 24, 2024

	37,610,000	32,530,000

* Prior to expiry date 700,000 of these options were exercised and the remaining 1,600,000 expired unexercised
** 4,760,000 of these options are performance based with vesting based on achieving certain milestones.

As at June 30, 2019 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $125,165 (December 31, 2018 - $1,084,994).

             Stock-based compensation

During the 6-month period ended June 30, 2019, the Company recognized stock-based compensation of $422,636 (June 30, 2018 - $985,045) in the statement of operations and comprehensive loss. There were 9,860,000 stock options granted during the 6-month period ended June 30, 2019 (June 30, 2018 – 6,500,000).

The weighted average fair value of the options granted in the quarter was C$0.15 (2018 - C$0.192).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 6-month period ended June 30 are as follows:

	2019	2018

Risk-free interest rate	2.31%	1.96%
Expected life	5 years	5 years
Volatility	90.40%	127.81%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.
TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2019 and December 31 2018	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.
SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2019	Australia	United States	Total

Equipment	$-	$8,120	$8,120
Mineral property interests	704,053	-	704,053

	$704,053	$8,120	$712,173

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,274	$9,274
Mineral property interests	704,053	-	704,053

	$704,053	$9,274	$713,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2019 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2018, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 (the “Annual Statements”).

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

The information contained within this report is current as of August 06, 2019 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

During the second quarter of 2019, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

Nyngan Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometers northwest of Sydney, NSW, Australia and approximately 20 kilometers due west of the town of Nyngan, a rural town of approximately 2900 people. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing.

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

In May 2017, EMC Australia received notice of approval of its Mining Lease application (“MLA 531”), resulting in the grant of a Mining Lease (“ML 1763”), which overlaid select areas previously covered by two Exploration Licenses.

The ML represents the final major development approval required from the NSW Government to begin construction on the project. The ML is only awarded after all environmental work has been completed and reviewed, all social implications of project development have been considered, and requires as a pre-condition that the NSW Environmental Minister has issued a Development Consent. The ML grant reflects the further review that the State resource value has been considered and approved for extraction based on mine development plans. The ML is issued for a period of 21 years, and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

In addition to these two key governmental approvals, other required licenses and permits must be acquired but are considered routine and require only compliance with fixed standards and objective measurements. These remaining approvals include submittal of numerous plans and reports supporting compliance with Development Consent and Mining Lease. In addition, the following water, roads, dam and electrical access reviews and arrangements are each underway, but remain to be finalized:

●
Water Supply Works and Use Approval and Water Access License,
●
State and local approval for construction of a redesigned intersection of the Site Access Road with Gilgai Road,
●
An approval from the NSW Dams Safety Committee for the design and construction of the Residue Storage Facility, and
●
A high voltage connection agreement with Essential Energy.

On January 2, 2019, the Company announced receipt of notification that the Department intended to review its 2017 decision to grant ML 1763, as related to the Nyngan Scandium Project.

This Department review was a required response to the confirmation of a historical objection lodged by an affected landowner maintaining that his affected property is “Agricultural Land”, as defined by the applicable laws.

The landowner filed his formal objection with the Department in mid 2016, but the objection notice was improperly handled, and was only physically located and verified as compliant in mid 2018. The landowner did make the Department aware of the existence of this unrecorded objection in mid 2017, and the Company was subsequently advised that the objection was investigated by the Department directly with the landowner prior to final award of the signed ML1763 grant in late 2017.

The Department reviewed the situation and the proper response for approximately 6 months, before advising the Company in April 2019 that it would take steps to determine ML 1763 invalid. During this time, the landowner sued the Department Minister, other Department officials, and the Company in a Court designed for hearing landowner objections. The lawsuit requested the project ML 1763 be formally revoked, which it has been as of this writing.

In May 2019 the Company filed a new Mine Lease Application (“MLA 568’) with the Department, related to the Nyngan project, covering only surface area fully owned by the Company.

On July 24, 2019 the Company announced that a new mine lease (“ML 1792”) has been granted by the Department for the project. While the new ML covers only a portion of the total area originally covered by the prior ML, the Company maintains it can construct and operate a scandium mine of similar scale to our current plans, within that reduced footprint.

The Department has a binding legal obligation to rule on the legitimacy of the 2016 landowner objection, specifically on the claim that ground over mineral resource that remains under control of the Company, is indeed “Agricultural land’ as defined in the Law. The Department has not yet made that ruling. The Department engaged an independent consultant, beginning in October 2018, to opine on the matter, and the consultants produced in December a draft report in agreement with the landowner claim. The Company and Company Counsel subsequently outlined detailed disagreement with that consultant findings, and the matter remains under continuing review.

The Department’s eventual decision on the validity of the landowner objection will then determine the outcome on the pending application (MLA 531). If the landowner’s objection is not upheld by the Department, then the Company will request that the Department proceed to grant a second, separate Mining Lease to the Company, that essentially will combine with ML 1792 to reinstate the full area and rights to mine that were originally granted in 2017

The Company believes that the viability of the project is not dependent on land related to the current landowner objection, and therefore on the Department findings related to validity of the pending objection.

Regardless of how the Department rules on the validity of the neighboring landowner’s objection, the Company can also recover mining rights to the adjacent property through purchase, lease, or consent, from the landowner. The Company remains in active discussion with the landowner regarding the property rights in question.

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

The pilot program consisted of 5 separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The total mass of master alloy and product variants produced in the program totaled approximately 20kg. The pilot program, as defined for 2018, was completed in December of 2018. Additional pilot scale work to pursue further refinements and specific process optimization was undertaken in Q2 2019, with results expected on this program in Q3 2019.

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

Aluminum Alloy Research Partner – Alcereco

In 2015, the Company entered into a memorandum of understanding (“MOU”) with Alcereco Inc. of Kingston, Ontario (“Alcereco”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. To further that alliance, and to reinforce the capability of both companies to deliver product developed for scandium aluminum alloy markets, Scandium International and Alcereco also signed an offtake agreement governing sales terms of scandium oxide product produced from the Nyngan Scandium Project. The offtake agreement specifies prices, delivery volumes and timeframes for commencement of delivery of scandium oxide product. The offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by Alcereco, and there is no requirement for payment in lieu of purchase.

The MOU represented keen mutual interest in foundry-based test work on aluminum alloys containing scandium, based on understandings that Alcereco’s team had gained from prior work with Alcan Aluminum, and based on SCY’s twin goals of understanding and identifying quality applications for scandium, and also understanding the scandium value proposition for customers.

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

The Company has sponsored research work as contemplated by the MOU with Alcereco and with multiple other unrelated entities in separate locations. This work develops and documents the improvement in strength characteristics scandium can deliver to aluminum alloys without degrading other key properties. The team has run multiple alloy mix programs where scandium loading is varied, in order to look at response to scandium additions on a cost/benefit basis. This work has been done in the context of industries and applications where these particular alloys are popular today.

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

Letters of Intent

During 2018 and 2019, the Company announced signing letter of intent (“LOI”) agreements with nine unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties to the LOI agreements have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing. The Company plans to continue this LOI program of introducing scandium for trial testing by partners through agreements with more potential customers in 2019.

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

The partnering entities in these LOI agreements are set out below:

Austal Ltd. (“Austal”), headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs, and is today a recognized world leader in the design and construction of large aluminum commercial and defense vessels.

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

PAB Coventry Ltd. (“PAB”), based in Coventry, UK. PAB is a privately held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the premium market segment of the British automotive industry for decades.

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

Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately held manufacturer of precision high-pressure die cast parts, and offers prototyping, machining, finishing and engineering services, employing both aluminum and copper-based alloys.  BAL exports approximately 80% of its products to customers outside of France. This agreement was signed during March 2019.

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

●
Complete master alloy pilot trials and optimization work in Q3 2019,
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
Seek project construction financing for the Nyngan Scandium Project in Q1 2020
●
Commence site construction in 2020, with anticipated completion over 14 months, and
●
Initiate project commissioning in early 2021, with product available for sale later in that year.

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

Other Developments – Second Quarter 2019

Stock Option Grants: On May 9, 2019, the Company granted 9,810,000 stock options to directors, officers, employees and consultants at C$0.15 with a 5-year life and various vesting terms.

 Stock Option Grant: On June 24, 2019, the Company granted 50,000 stock options to a consultant at C$0.13 with a 5-year life.

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs due to the decrease in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $201,739 due to lower professional fees, travel expenditures, salaries and exploration expenses. These lower costs were slightly offset by higher consulting fees.

The Company’s results on when comparing Q2 2019 to Q2 2018 reflect increased operating costs due to an increase in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $111,915 due to lower exploration, travel expenditures and salaries. These lower costs were offset by higher consulting fees and general and administration expenditures.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary
	2019				2018		2017
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(859,934)	(332,766)	(543,316)	(461,781)	(626,398)	(1,329,613)	(563,452)	(409,069)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2019

The net loss for the quarter was $859,934, an increase of $233,536 from $626,398 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q2 2019 vs. Q2 2018 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$(345,033)	In Q2 2019, the Company issued 9,860,000 stock options of which 51.5% vested immediately. In the corresponding quarter of 2018, no stock options were issued resulting in this unfavourable expense.
Consulting	$(36,171)	The Company hired new consultants for marketing scandium in America in the latter half of 2018. Q2 2018 does not include these costs hence the lower charges in the same period one year ago.
General and administrative	$(19,365)	Included in Q2 2019 are the costs of applying for a new mining lease in Australia of US$31,188. Excluding this expense, costs are lower in Q2 2019 when compared to Q2 2018.
Amortization	$(418)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.
Insurance	$(270)	The slightly higher cost in Q2 2019 is due to overall increases in insurance premiums for the Company’s operations.
Professional fees	$52	Costs for the comparative quarters are almost identical.
Travel and entertainment	$5,116	Less travel in Q2 2019 was due to fewer trips taken to Europe and Australia to promote the marketing of scandium alloys.
Foreign exchange loss	$33,250	Currency exchange rates were not fluctuating in Q2 2019 when compared to Q2 2018.
Salaries and benefits	$39,977	The amount paid in Q1 of 2019 is lower due to the resignation of a senior company officer in June of 2018. The position was not replaced.
Exploration	$88,966	The Company is not actively doing exploration work on either of its projects as it seeks to create markets for its production. In Q2 2018 funds were still being expended on exploration efforts.

Results of Operations for the six months ended June 30, 2019

The net loss for the six-month period was $1,192,700, a decrease of $763,311 from $1,956,011 in the same six-month period of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Six-months ended June 30, 2019 vs. six-months ended June 30, 2018 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$562,409
In 2019 the company granted 9,860,000 stock options compared to 6,500,000 stock options issued in 2018. However, the stock options granted in 2019 had 51% vest immediately versus in 2018 when the majority of the options issued vested immediately thus resulting in a higher expense in 2018. Also, the Company’s shares were trading at a lower price at the time of the 2019 stock option grant, resulting in a lower compensation expense.

Exploration	$98,356	The Company is not actively doing exploration work on either of its projects as it seeks to create markets for its production. In 2018 funds were still being expended on exploration efforts.
Salaries and benefits	$84,763	The amount paid in 2019 is lower due to the resignation of a senior company officer in June of 2018. The position was not replaced.
Foreign exchange	$53,201	Currency exchange rates were more stable in 2019 when compared to 2018 resulting in this favourable variance.
Professional fees	$25,249	2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY.
Travel and entertainment	$17,404	Less travel in 2019 was due to fewer trips taken to Europe and Australia to promote the marketing of scandium alloys.
Insurance	$509	The slightly higher cost in 2019 is due to overall increases in insurance premiums for the Company’s locations.
Amortization	$(837)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.
General and administration	$(13,115)	Included in Q2 2019 are the costs of applying for a new mining lease in Australia of US$31,188. Excluding this expense, costs are lower in Q2 2019 when compared to Q2 2018.
Consulting	$(62,610)
The Company hired new consultants for marketing scandium in America in the latter half of 2018 and in 2019. The first six months of 2018 does not include these costs hence the lower charges in the same period one year ago.

Cash flow discussion for the three-month period ended June 30, 2019 compared to June 30, 2018

The cash outflow for operating activities was $371,677, a decrease of $56,930 (June 30, 2018 – $428,607), due to lower operating costs as described in the variance analysis.

Cash inflows from financing activities were $Nil in Q2 2019 as compared to $927,151 in Q2 2018 when private placements generated $864,402 inflow as well as option exercises inflow of $62,749.

Cash flow discussion for the six-month period ended June 30, 2019 compared to June 30, 2018

The cash outflow for operating activities was $778,275, a decrease of $117,862 (June 30, 2018 – $896,137), due to lower operating costs as described in the variance analysis.

Cash inflows from financing activities of $896,163 reflect lower inflow from private placements of $799,483 when compared to 2018, which was partially offset by higher inflows from option exercises of $17,860, resulting in a decrease of $857.957 when compared to 2018 of $1,754,120.

Financial Position

Cash

The Company’s cash position increased during the six-month period by $117,888 to $402,645 (December 31, 2018 - $284,757) due to a private placement and option exercises, together totaling $896,163.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $11,202 to $27,749 due to lower expenditures in Australia and Canada where goods and services taxes are levied (December 31, 2018 - $38,951).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $1,154 to $8,120 (December 2018 - $9,274) is due to amortization of that computer equipment in the six-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $20,567 to $126,019 (December 2018– $146,586).

Capital Stock

Capital stock increased by $997,261 to $109,241,572 due to a private placement occurring in the six-month period and the exercise of stock options (December 31, 2018 - $108,244,311).

Additional paid-in capital increased by $321,538, to $5,997,350 (December 31, 2018 - $5,675,812) as a result of the expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At June 30, 2019, the Company had a working capital of $304,375 including cash of $402,645 as compared to a working capital of $177,122 including cash of $284,757 at December 31, 2018.

At June 30, 2019, the Company had a total of 32,520,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$6,110,750 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 312,482,595 issued and outstanding common shares and 35,310,000 stock options currently outstanding at a weighted average exercise price of CAD$0.19.

Off-balance sheet arrangements

At June 30, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2019, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2018, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2019, the Company owed $37,928 to various directors and officers of the Company. (December 31, 2018 - $Nil)

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

 Court hearings have focused on demands by the Plaintiff to have the Department officially revoke and remove ML 1763 from the public record.

During Q2 2019, the Department notified Plaintiff and the Company that ML 1763 status was changed from “Granted” to “Invalid” and then subsequently changed that status again to “Void”, and so recorded the status change in the public record. The Department has not fully removed ML 1763 from the public record, and the lawsuit remains with the Court, as of the effective date of this 10Q.

No claim for compensation has been made against EMC-A. At this point, EMC-A has no active part in ongoing Court proceedings, and has been excused from further attendance. The Department has given no advice to the parties on when it will ultimately rule on the validity of the underlying landowner objection filed with the Department, on which it must ultimately deliver a ruling.

In May 2019 we announced filing a new mine lease application (“MLA 568”) with the Department, related to the Nyngan Scandium Project. The new application covers 364.2 hectares of ground where the surface rights are fully owned by EMC-A. On July 24, 2019 the Company announced that a new mine lease (“ML 1792”) has been granted by the Department for the project. While the new ML covers only a portion of the total area originally covered by the prior ML, the Company maintains it can construct and operate a scandium mine of similar scale to our current plans, within that reduced footprint.

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

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

Date: August 9, 2019	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer