Form 10-Q
period 2019-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2019-11-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 07, 2019, the registrant’s outstanding common stock consisted of 312,482,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2019

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2019	December 31, 2018

ASSETS

Current
Cash	$219,144	$284,757
Prepaid expenses and receivables	14,753	38,951

Total Current Assets	233,897	323,708

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	7,544	9,274
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$956,938	$1,048,479

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$152,288	$146,586
Accounts payable with related parties (Note 5)	150,924	-

Total Liabilities	303,212	146,586

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 312,482,595 (2018 – 304,781,294))	109,375,661	108,244,311
Treasury stock (Note 7) (1,033,333 common shares) (2018 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,932,421	5,675,812
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(112,536,762)	(110,900,636)

Total Equity	653,726	901,893

Total Liabilities and Equity	$956,938	$1,048,479

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

Periods ended	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

EXPENSES
Amortization (Note 3)	$576	$158	$1,730	$474
Consulting	98,159	84,831	297,580	220,642
Exploration	46,828	104,869	93,983	250,380
General and administrative	126,118	66,431	333,235	260,434
Insurance	7,808	7,520	23,111	22,314
Professional fees	7,353	6,474	57,616	81,986
Salaries and benefits	114,823	116,098	343,958	429,996
Stock-based compensation (Note 6)	4,844	69,411	427,480	1,054,456
Travel and entertainment	32,550	16,202	58,712	59,768

	(439,059)	(471,994)	(1,637,405)	(2,380,450)

Foreign exchange gain (loss)	(4,367)	10,213	1,279	(37,342)

Loss and comprehensive loss for the period	$(443,426)	$(461,781)	$(1,636,126)	$(2,417,792)

Basic and diluted loss per common share	$0.00	$0.00	$0.01	$0.01

Weighted average number of common shares outstanding – basic and diluted	311,926,082	304,773,142	309,914,357	299,976,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)
Periods ended	Nine months ended September 30, 2019	Nine months ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,636,126)	$(2,417,792)
Items not affecting cash:
Amortization	1,730	474
Stock-based compensation	427,480	1,054,456

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	24,198	27,875
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	156,626	(26,254)
	(1,026,092)	(1,361,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment	-	(11,811)
	-	(11,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	799,483	1,675,300
Options exercised for common shares	160,996	79,806
	960,479	1,755,106

Change in cash during the period	(65,613)	382,054
Cash, beginning of period	284,757	343,434

Cash, end of period	$219,144	$725,488

Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended September 30, 2019 and 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$1,029,231
Private placement	5,729,167	810,898	-	-	-	810,898
Options exercised	200,000	19,964	(3,893)	-	-	16,071
Stock-based compensation	-	-	920,558	-	-	920,558
Loss for the three months	-	-	-	-	-	(1,329,613)
Balance, March 31, 2018	297,899,406	$107,299,731	$5,534,149	$(1,264,194)	$(853,400)	$1,447,145

Private placement	6,071,888	864,402	-	-	-	864,402
Options exercised	800,000	78,323	(15,574)	-	-	62,749
Stock-based compensation	-	-	64,487	-	-	64,487
Loss for the three months	-	-	-	-	-	(626,398)
Balance, June 30, 2018	304,771,294	$108,242,456	$5,583,062	$(1,264,194)	$(853,400)	$1,812,385

Options exercised	10,000	1,855	(869)	-	-	986
Stock-based compensation	-	-	69,411	-	-	69,411
Loss for the three months	-	-	-	-	-	(461,781)
Balance, September 30, 2018	304,781,294	$108,244,311	$5,651,604	$(1,264,194)	$(853,400)	$1,421,001

Stock-based compensation	-	-	24,208	-	-	24,208
Loss for the three months	-	-	-	-	-	(543,316)
Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$901,893

Private placement	5,926,301	799,483	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	13,116
Loss for the three months	-	-	-	-	-	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$1,478,406

Stock-based compensation	-	-	409,520	-	-	409,520
Loss for the three months	-	-	-	-	-	(859,934)
Balance, June 30, 2019	311,782,595	$109,241,572	$5,997,350	$(1,264,194)	$(853,400)	$1,027,992

Options exercised	700,000	134,089	(69,773)	-	-	64,316
Stock-based compensation	-	-	4,844	-	-	4,844
Loss for the three months	-	-	-	-	-	(443,426)
Balance, September 30, 2019	312,482,595	$109,375,661	$5,932,421	$(1,264,194)	$(853,400)	$653,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The Company’s focus is on the exploration, evaluation and future development of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at its properties.

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

2.
BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and with our Annual Report on Form 10-K filed with the SEC on March 4, 2019. Operating results for the nine-month period ended September 30, 2019 may not necessarily be indicative of the results for the year ending December 31, 2019.

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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $21,176 during the nine months ended September 30, 2019 and $20,898 during the nine months ended September 30, 2018.

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$219,144	$219,144	$—	$—

Total	$219,144	$219,144	$—	$—

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

3.
EQUIPMENT

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2019 Net Book Value
Computer equipment	$9,274	$-	$(1,730)	$7,544

	December 31, 2017 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2018 Net Book Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

4.
MINERAL PROPERTY INTERESTS

September 30, 2019	Scandium and other

Balance, September 30, 2019, December 31, 2018	$704,053

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

In April 2019, the Company received notice from the New South Wales Department of Planning and Environment (the “Department”) that, due to a procedural issue within the Department, the Company’s Mine Lease Grant (“ML 1763”) pertaining to the Nyngan Scandium Project, previously issued by the Department, is invalid. In May 2019, the Company filed a new mine lease application with the Department, related to the Nyngan Scandium Project. On July 24, 2019, the Company announced that a new mine lease (“ML 1792”) had been granted.

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

Honeybugle Property, Australia

The Company holds a 100% interest in the Honeybugle property in New South Wales, Australia (NSW).

Kiviniemi Scandium Property, Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of September 30, 2019, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

5.
RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2019, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2018, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2019, the Company owed $150,924 to various directors and officers of the Company. (December 31, 2018 - $Nil)

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

Stock Options

The Company established a stock option plan (the “Plan”) under which it is authorized to grant options to executive officers and directors, employees and consultants. The number of options granted under the Plan shall not exceed 15% of the shares outstanding.  Under the Plan, the exercise period of the options may not exceed ten years from the date of grant and vesting is determined by the Board of Directors.

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2017	23,585,000	$0.18
Granted	6,850,000	0.225
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Cancelled	(2,240,000)	0.16

Outstanding, September 30, 2019	34,910,000	$0.188

Number currently exercisable	29,900,000	$0.193

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at September 30, 2019, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	200,000	200,000	0.100	December 30, 2019
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	4,800,000	4,800,000	0.370	February 21, 2022
	250,000	200,000	0.300	October 6, 2022
	6,200,000	6,000,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	9,810,000	5,050,000	0.150	May 9, 2024*
	50,000	50,000	0.130	June 24, 2024

	34,910,000	29,900,000

* 4,760,000 of these options are performance based with vesting based on achieving certain milestones.

As at September 30, 2019 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $17,181 (December 31, 2018 - $1,084,994).

Stock-based compensation

During the 9-month period ended September 30, 2019, the Company recognized stock-based compensation of $427,480 (September 30, 2018 - $1,054,456) in the statement of operations and comprehensive loss. There were 9,860,000 stock options granted during the 9-month period ended September 30, 2019 (September 30, 2018 – 6,850,000).

The weighted average fair value of the options granted in the 9-month period was C$ Nil (2018 - C$0.19).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 9-month period ended September 30 are as follows:

	2019	2018

Risk-free interest rate	2.31%	1.96%
Expected life	5 years	5 years
Volatility	90.40%	127.81%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.
TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2019 and December 31 2018	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.
SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2019	Australia	United States	Total

Equipment	$-	$7,544	$7,544
Mineral property interests	704,053	-	704,053

	$704,053	$7,544	$711,597

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,274	$9,274
Mineral property interests	704,053	-	704,053

	$704,053	$9,274	$713,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2019 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2019, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 (the “Annual Statements”).

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

The information contained within this report is current as of November 06, 2019 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Technical information in this Form 10Q, including the MD&A, has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director of and consultant to Scandium International.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated scandium recoveries, production rates, scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of scandium reserves and resources; the possibility that required permits may not be obtained in a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, change.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”,) Australia (“Nyngan” or the “Nyngan Scandium Project.”) We also hold exploration stage properties in Australia, known as the “Honeybugle Scandium Property”, and in Finland, known as the “Kiviniemi Scandium Property.”

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia” or “EMC-A,”) which also holds the Honeybugle Scandium Property.

During Q3 of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL,”) an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, from Q3 2015 until October 2017, the Company held an 80% equity interest in EMC Australia, with SIL holding a 20% interest. EMC Australia was operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company met certain development milestones. The Company completed the development milestones during May 2017 and triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

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

During the third quarter of 2019, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

Figure 1: Location of Nyngan Project

Note: None of the Existing Mines identified in Figure 1 produce scandium.

Figure 2: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

Note: All Exploration Licenses and Leases described in Figure 2 are held 100% by EMC-A.

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

The level of accuracy established in the Feasibility Study substantially reduces the uncertainty levels inherent in earlier studies. The greater confidence intervals around the Feasibility Study were achieved by reliance on significant project engineering work, a capital and operating cost estimate supported by detailed requirements and vendor pricing, plus one conditional offtake agreement and an independent marketing assessment, both supportive of the marketing assumptions on the business.

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommended the Nyngan Scandium Project owners seek finance and proceed to construction. Recommendations were made therein for additional immediate work, notably to win additional offtake agreements with customers, complete some optimizing flow sheet studies, and to initiate as early as possible detailed engineering required on certain long-lead capital items. The Company intends to act on these recommendations as financing permits.

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

NOTE: subsequent changes to ML 1763 are described below.

ML 1763 represented the final major development approval required from the NSW Government to begin construction on the project. The ML was awarded after all environmental work had been completed and reviewed, all social implications of project development considered, and required as a pre-condition that the NSW Environmental Minister had issued a Development Consent. The ML grant reflects the further review that the State resource value was considered and approved for extraction based on mine development plans. The ML was issued for a period of 21 years, and was based on the development plans and intent submitted in the ML Application. The ML was subject to modification by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.
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

The landowner filed his formal objection with the Department in mid 2016, but the objection notice was improperly handled, and was only physically located and verified as compliant in mid 2018. The landowner did make the Department aware of the existence of this unrecorded objection in mid 2017, and the Company was subsequently advised that the objection was investigated by the Department directly with the landowner, prior to final award of the signed ML 1763 grant in late 2017.

The Department reviewed the situation and the proper response for approximately 6 months, before advising the Company in April 2019 that it would take steps to determine the ML 1763 invalid. During this time, the landowner sued the Department Minister, other Department officials, and the Company in a Court designed for hearing landowner objections. The lawsuit requested the project ML 1763 be formally revoked, and it was formally revoked in mid 2019.

In May 2019 the Company filed a new Mine Lease Application (“MLA 568’) with the Department, related to the Nyngan project, covering only surface area fully owned by the Company.

On July 24, 2019 the Company announced that a new mine lease (“ML 1792”) was granted by the Department for the project. While the new ML covers only a portion of the total area originally covered by the prior ML, the Company maintains it can construct and operate a scandium mine of similar scale to our current plans within that reduced footprint.

The Department has a binding legal obligation to rule on the legitimacy of the 2016 landowner objection, specifically on the claim that ground over mineral resource that remains under control of the Company, is indeed “Agricultural land’ as defined in Australian laws. The Department has not yet made that ruling. The Department engaged an independent consultant, beginning in October 2018, to opine on the matter, and the consultant produced in December a draft report in agreement with the landowner claim. The Company and Company Counsel subsequently outlined detailed disagreement with that consultant’s findings, and, as of this writing, the matter remains under continuing review.

The Department’s eventual decision on the validity of the landowner objection will determine the outcome on the original 2016 mine lease application (MLA 531). If the landowner’s objection is rejected by the Department, then the Company will request that the Department proceed to grant a second, separate Mining Lease to the Company. The second Mining Lease will combine with ML 1792 to effectively reinstate the full area and rights to mine that were originally granted in 2017.

The Company believes that the viability of the project is not dependent on surface land rights related to the current landowner objection, and therefore on the Department findings related to validity of the pending objection.

Regardless of how the Department rules on the validity of the neighboring landowner’s objection, the Company can also recover mining rights to the adjacent property through surface land rights purchase, lease, or consent, from the landowner. The Company remains in active discussion with the landowner regarding the property rights in question.

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

The pilot program consisted of 5 separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The mass of master alloy and product variants produced in the program totaled approximately 20kg. The pilot program, as defined for 2018, was completed in December of 2018. Additional pilot scale work to pursue further refinements and specific process optimization was undertaken in Q2 2019, with results expected on this program in Q4 2019.

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

The partnering entities in these LOI agreements are set out below:

Austal Ltd. (“Austal”), headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs, and is a recognized world leader in the design and construction of large aluminum commercial and defense vessels.

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

These LOI agreements are part of a developing strategy by the Company to engage with innovative, research-capable partners, willing to test scandium in their applications. The Company also has similar agreements with other research capable partners who do not wish to be publicly named at this time. We are selecting and approaching these specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make value-added contributions to their specific products, and we have the alloy samples to enable an expedient uptake on that validation. The scandium market for aluminum alloys needs to be built, and that construction should be seen as underway in the most direct sense. The Company plans to conduct further application-specific programs in pursuit of sales contracts with quality, predominantly existing aluminum alloy, customers across numerous industry segments.

Nyngan Scandium Project - Planned Activities for 2019-2020

The following steps are planned for Nyngan during the 2019, 2020 and 2021 calendar years:

●
Complete master alloy pilot trials and optimization work in Q4 2019,
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
Seek project construction financing for the Nyngan Scandium Project in Q2 2020
●
Commence site construction in late 2020, with anticipated completion over 14 months, and
●
Initiate project commissioning in late 2021, with product available for sale by year end 2021.

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

Other Developments – Third Quarter 2019

None

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs due to decreases in stock-based compensation (a non-cash expense), exploration and salaries. Excluding non-cash costs, expenditures were down $154,690 due to lower professional fees, salaries and exploration expenses. These lower costs were slightly offset by higher consulting fees.

The Company’s results on when comparing Q3 2019 to Q3 2018 reflect decreased operating costs due to a decrease in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were up $45,212 due to higher consulting fees, travel expenditures and general and administrative costs. These higher costs were offset by lower exploration costs.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.
  Table 10. Quarterly Results Summary

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(443,426)	(859,934)	(332,766)	(543,316)	(461,781)	(626,398)	(1,329,613)	(563,452)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)

Results of Operations for the three months ended September 30, 2019

The net loss for the quarter was $443,426, a decrease of $18,355 from $461,781 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q3 2019 vs. Q3 2018 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$64,567
Timing of stock option expense recognition is affected by vesting provisions. In Q1 of 2018, the Company issued stock options which vested over a 2 year period and resulted in expenses during 2018 Q3 of $69,411. Options issued in Q2 of 2019 all vested immediately resulting in minimal costs during Q3 of 2019.

Exploration	$58,041	The Company is not actively doing exploration work on either of its projects as it seeks to create markets for its production. In Q3 2018 funds were still being expended on exploration efforts.
Salaries and benefits	$1,275	The minor positive variance is due to exchange rate impact on salaries paid in Australia.
Insurance	$(288)	The slightly higher cost in Q3 2019 is due to overall increases in insurance premiums for the Company’s operations.
Amortization	$(418)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.
Professional fees	$(879)	Costs for the comparative quarters are almost identical.
Consulting	$(13,328)	The Company hired new consultants for marketing scandium in America in the latter half of 2018. Q3 2018 does not include these costs hence the lower charges in the same period one year ago.
Foreign exchange loss	$(14,580)	In Q3 2019, the Canadian and Australian dollars weakened against the US dollar. Funds held at financial institutions outside the US experienced these foreign exchange losses.
Travel and entertainment	$(16,348)	In Q3 2019, trips were made to Europe to promote the Company’s stock resulting in the much higher travel costs when compared to the same period one year prior.
General and administrative	$(59,687)	In Q3 2019, fees were paid for the services in Europe that was used to help introduce the Company to potential investors in Europe.

Results of Operations for the nine months ended September 30, 2019

The net loss for the nine-month period was $1,636,126, a decrease of $781,666 from $2,417,792 in the same nine-month period of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Nine-months ended September 30, 2019 vs. nine-months ended September 30, 2018 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$626,976
In 2019 the company granted 9,860,000 stock options compared to 6,500,000 stock options issued in 2018. However, more immediate vesting provisions resulted in a higher expense in 2018. Also, the Company’s shares were trading at a lower price at the time of the 2019 stock option grant, resulting in a lower compensation expense.

Exploration	$156,397	The Company is not actively doing exploration work on either of its projects as it seeks to create markets for its production. In 2018 funds were still being expended on exploration efforts.
Salaries and benefits	$86,038	The amount paid in 2019 is lower due to the resignation of a senior company officer in June of 2018. The position was not replaced.
Foreign exchange	$38,621	Currency exchange rates were more stable in 2019 when compared to 2018 resulting in this favourable variance.
Professional fees	$24,370	2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY.
Travel and entertainment	$1,056	Travel costs when compared to the prior year were relatively the same.
Insurance	$(797)	The slightly higher cost in 2019 is due to overall increases in insurance premiums for the Company’s locations.
Amortization	$(1,256)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.
General and administration	$(72,801)	Included in Q2 2019 are the costs of applying for a new mining lease in Australia of US$31,188 as well as fees paid to help promote the Company’s stock in Europe led to this unfavourable variance.
Consulting	$(76,938)
The Company hired new consultants for marketing scandium in America in the latter half of 2018 and in 2019. The first six months of 2018 does not include these costs hence the lower charges in the same period one year ago.

Cash flow discussion for the three-month period ended September 30, 2019 compared to September 30, 2018

The cash outflow for operating activities was $247,817, a decrease of $217,287 (September 30, 2018 – $465,104), due to lower operating costs as described in the variance analysis.

Cash inflows from financing activities were $64,316 in Q3 2019 as compared to $986 in Q3 2018 due to higher option exercises inflow.

Cash flow discussion for the nine-month period ended September 30, 2019 compared to September 30, 2018

The cash outflow for operating activities was $1,026,092, a decrease of $335,149 (September 30, 2018 – $1,361,241), due to lower operating costs as described in the variance analysis.

Cash inflows from financing activities of $960,479 reflect lower inflow from private placements of $875,816 when compared to 2018, which was partially offset by higher inflows from option exercises of $81,189, resulting in a decrease of $960,479 when compared to 2018 of $1,755,106.

Financial Position

Cash

The Company’s cash position decreased during the nine-month period by $65,613 to $219,144 (December 31, 2018 - $284,757) due to lower private placement and option exercises.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $24,198 to $14,753 due to draw downs on prepaid insurance and lower expenditures in Australia and Canada where goods and services taxes are levied (December 31, 2018 - $38,951).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $1,730 to $7,544 (December 2018 - $9,274) is due to amortization of that computer equipment in the nine-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $156,626 to $303,212 (December 2018– $146,586) due largely to deferral of salaries and consulting fees.

Capital Stock

Capital stock increased by $1,131,350 to $109,375,661 due to a private placement occurring in the nine-month period and the exercise of stock options (December 31, 2018 - $108,244,311).

Additional paid-in capital increased by $256,609, to $5,932,421 (December 31, 2018 - $5,675,812) as a result of the expensing of stock options which was partially offset by the exercise of stock options.

Liquidity and Capital Resources

At September 30, 2019, the Company had a working capital of $(69,315) including cash of $219,144 as compared to a working capital of $177,122 including cash of $284,757 at December 31, 2018.

At September 30, 2019, the Company had a total of 29,910,000 stock options exercisable between CAD$0.10 and CAD$0.60 that have the potential upon exercise to generate a total of C$5,774,250 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 312,482,595 issued and outstanding common shares and 34,910,000 stock options currently outstanding at a weighted average exercise price of CAD$0.19.

Off-balance sheet arrangements

At September 30, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2018, the Company expensed $695,405 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2019, the Company paid a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2018, the Company paid a consulting fee of $76,500 to one of its directors.

As at September 30, 2019, the Company owed $150,924 to various directors and officers of the Company. (December 31, 2018 - $Nil)

Proposed Transactions

There are no proposed transactions outstanding other than as disclosed.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on past experience, industry trends and known commitments and events. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Actual results will likely differ from those estimates.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

On February 6th, 2019, the Company’s Australian subsidiary was served a Summons and named as a Defendant in a lawsuit brought by the Law Firm of Nelson, Keane and Hemmingway, on behalf of Plaintiff, Owen Bernard Carter, a landowner in Nyngan, NSW. The Company’s subsidiary, EMC Metals Australia Pty Ltd (EMC-A) is the Company’s subsidiary which held disputed Mining Lease ML 1763, related to the Nyngan Scandium Project.

The lawsuit claims NSW governmental officials improperly granted EMC-A a mining lease in 2017. Counsel for the Government defendants conceded the point, and re-determined ML 1763 to ‘Invalid’ status.

On July 24, 2019 the Company announced that a new mine lease (“ML 1792”) had been granted to EMC-A by the Department, for the Nyngan Scandium Project. The Court proceeding brought by the landowner is now resolved, EMC-A has no further obligations related to the lawsuit, and no claims for compensation have been made against EMC-A.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended November 30, 2019, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

Date: November 12, 2019	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer