Form 10-K
period 2019-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2020-02-28
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,990,618 as at June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 312,482,595 common shares as at February 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

PART I

Note about Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K and the documents incorporated by reference herein constitute "forward-looking statements.” Forward-looking statements may include, but are not limited to, statements with respect to the future price of commodities, the estimation of mineral resources, the realization of mineral resource estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, our ability to fund property acquisition costs, our ability to reach targeted time frames for establishing feasibility, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims, our ability to raise funds necessary for ongoing and planned expenditures and operations, and regulatory approvals. In certain cases, forward-looking statements can be identified by the use of words such as "plans,” "expects" or "does not expect,” "is expected,” "scheduled,” "estimates,” "intends, "anticipates" or "believes,” or variations of such words and phrases or state that certain actions, events or results "may,” "could,” "would" or "will be taken,” "occur" or "be achieved.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors may include, among others, risks related to our joint venture operations; actual results of current exploration activities or production technologies that we are currently testing; actual results of reclamation activities; future metal prices; accidents, labour disputes and other risks of the mining industry; delays in obtaining governmental or regulatory approvals or financing or in the completion of development activities, as well as those factors discussed in the section entitled "Risk Factors" and elsewhere in this Form 10-K. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

Glossary of Terms

“Company,” “SCY,” “we,” “us,” “our” and similar words of similar meaning refer to ScandiumInternational Mining Corp.

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

ITEM 1. BUSINESS

General

We were incorporated on July 17, 2006 under the laws of British Columbia, Canada under the name Golden Predator Mines Inc. We were incorporated as a wholly owned subsidiary of Energy Metals Corp. for the purpose of holding precious metals and certain specialty metals assets. In order to focus on specialty metals, during February 2009 we transferred most of our precious mineral assets to our then wholly-owned subsidiary Golden Predator Corp., and on March 6, 2009 we completed a spin-out of Golden Predator Corp. to our shareholders. Effective March 12, 2009, we changed our name to EMC Metals Corp. In order to reflect a new emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp (“SCY” or the “Company”).

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and our common shares are listed for trading on the Toronto Stock Exchange under the trading symbol “SCY.”

Our head office is located at 1430 Greg Street, Suite 501, Sparks, Nevada 89431. The address of our registered office is 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

Our focus of operations is the development of the Nyngan scandium project located in New South Wales, Australia (the “Nyngan Scandium Project”). We also hold a scandium mineral property located nearby Nyngan known as the “Honeybugle Scandium property” and a reservation on an exploration license in Finland, known as the “Kiviniemi Scandium property.”

Our plan of operation for the remainder of 2020 is to obtain offtake sales agreements with counterparties for Nyngan Scandium Project product and seek additional funding for project construction and corporate working capital. We also plan to continue to test and develop unique scandium recovery and finishing techniques, including the processing of intermediate scandium aluminum products.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2019, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Recent History

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independently-prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101. The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com) and on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A summary of the report is provided herein under “Item 2. Properties – Description of Mineral Projects – Nyngan Scandium Project – Nyngan Feasibility Study.”

Transactions with Scandium Investments LLC

In June of 2017, the Company entered into a share exchange agreement with Scandium Investments LLC (“SIL”) for the purchase of SIL’s 20% interest in EMC Metals Australia Pty Ltd (“EMC Australia”) in exchange for 57,371,565 common shares of SCY as well as an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017, with SCY holding a 100% ownership interest of EMC Australia. Under the terms of the share exchange agreement, SIL was granted the right to nominate two individuals to the board of the Company for so long as SIL held at least 15% of SCY’s issued and outstanding shares, and one director for so long as SIL held at least 5% but less than 15% of SCY’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction.

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

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, in which we own 100% of the mineral rights, including exploration licenses and a mining lease grant on the portion of the property that corresponds to the feasibility study development. In April 2014, we also acquired an exploration license referred to as the Honeybugle Scandium property, a prospective scandium exploration property located 24 kilometers from the Nyngan Scandium Project. During August 2018, we were granted an exploration license for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland.

Corporate Objectives and Strategy

Our corporate focus is to produce and sell scandium (Sc) and scandium-based products. None of our current properties have advanced to the development or production stage and we are currently an exploration stage company. We have completed an independently prepared definitive feasibility study (“DFS”) of the Nyngan Scandium Project. Subject to successfully financing of construction costs, we intend to develop the Nyngan Scandium Project for production, with a view to supplying anticipated demand for scandium oxide and scandium-content materials. For further information on the Nyngan Scandium Project, please refer to “Item 2. Properties - Description of Mineral Projects – Nyngan Scandium Project” and “Item 1A. Risk Factors.”

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

Global annual production estimates of scandium range from 15 tonnes to 20 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced. There are five known, primary production sources globally today: stockpiles from the former Zhovti Voty uranium mine in Ukraine, the rare earth mine at Bayan Obo in China, apatite mines on the Kola Peninsula in Russia, by-product production from titanium dioxide (TiO2) pigment refiners in China, and recent start-up production of scandium oxide concentrates from the Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.).

There is no reliable pricing data on global scandium oxide trading. The U.S. Geological Survey (“USGS”) in its latest available report (dated January 2020) documents the 2019 price of scandium oxide (99.99% grade) at US$3,900/kg, indicating a reduction from the 2018 price estimate of US$4,600/kg. Small quantities of scandium oxide, suitable for laboratory investigations, are currently offered on the internet by traders for prices at this level. Larger quantities of oxide product at varying purities are available at considerably lower prices, typically below US$2,000/kg. Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% reserved for science and new technical applications. Scandium oxide grades of 95-99% are generally considered suitable for aluminum alloy applications.

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

Scandium can also be effectively purchased in the form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is the preferred form for manufacture of aluminum alloys containing scandium. The latest available 2019 USGS report indicates the 2018 price for Al-Sc 2% master alloy at US$360/kg, slightly higher than the 2017 USGS average. Recent USGS estimated prices for Al-Sc 2% master alloy have also been high relative to commonly available prices, which have trended under US$100/kg and are available in one tonne lots or greater today.

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

Employees

As at January 1, 2020, we have 5 full and part time employees and 5 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

Our potential for a competitive advantage in specialty and rare metals production depends on the availability of our technical processing abilities, as currently provided by our Chief Technology Officer. We are dependent upon the personal efforts and commitment of Willem Duyvesteyn, our CTO, a director and significant shareholder of the Company, for the continued development of new extractive technologies related to scandium and other rare and specialty metals production. The loss of the services of Mr. Duyvesteyn would likely limit our ability to use or continue the development of such technologies, which would remove the potential competitive and economic benefit of such technologies.

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

In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserves.” The requirements of NI 43-101 for identification of “reserves” are not the same as those of the SEC, and reserves reported in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

The SEC’s disclosure standards normally do not recognize information concerning “measured mineral resources.” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards, in documents filed with the SEC. In addition, resources that are classified as “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not generally form the basis of feasibility or pre-feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable.

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

During 2017, an additional EL (EL 8448) was granted. Figure 2 provides details of the location of EL 8448 and the locations of Mining Lease 1792 and Mining Lease Application 531, both of which overlay the exploration license area.

The exploration licenses cover 29.25 square kilometers (2,925 hectares). The resource site is located at geographic coordinates MGA zone 55, GDA 94, Lat: - 31.5987, Long: 146.9827, Map Sheets 1:250k – Cobar (SH/55-14) and 1:100k Hermidale (8234).

The project surface rights (freehold) total 810 acres (370 hectares) on the portion of the exploration license area corresponding to the Mine Lease 1792 area. The freehold property boundaries are defined by standard land survey techniques undertaken by the Lands Department and currently presented in the form of Cadastral Deposited Plans (DP) and Lots. The land associated with the project rights is DP 752879, Lots 6 and 7 (Appendix 2, Lots 6 and 7 - Nyngan).

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

●
2010 – The Company inherited work done on Nyngan from the previous property owner, and applied that work to a quick flowsheet and capital estimate done for management by Roberts & Schaefer of Salt Lake City, Utah;
●
2011 – The Company employed Hazen Research, Inc., of Golden, Colorado, USA (“Hazen”) to test acid baking techniques and solvent extraction (“SX”) processes with Nyngan resource material. The Company also employed SGS-Lakefield (Ontario) to test pressure acid leach techniques on Nyngan resource, as a replacement for or an enhancement to acid bake techniques done earlier in the year by Hazen;
●
2012 – The Company engaged SNC-Lavalin to do an economic study for management, utilizing an acid bake flowsheet and SX work from the Hazen test program;
●
2014 – The Company published a preliminary economic assessment (“PEA”) entitled NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, authored by Larpro Pty Ltd, utilizing both Hazen and SGS-Lakefield test work results; and
●
2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia.”
●
2016 – The Company published an independently prepared definitive feasibility study (“DFS”) on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” was independently compiled pursuant to the requirements of NI 43-101 and incorporated the results of current and previous test work.

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

The Feasibility Study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0%-99.8%, generating an after-tax cumulative cash flow over a 20 year project life of US$629 million, with an NPV10% of US$177 million. The average process plant feed grade over the 20 year project life is 409ppm of scandium.

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
●
Annual scandium oxide product volume averages 37,690 kg, over 20 years,
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

The level of accuracy established in the Feasibility Study substantially reduces the uncertainty levels inherent in earlier studies, specifically the PEA. The greater confidence intervals around the Feasibility Study were achieved by reliance on significant project engineering work, a capital and operating cost estimate supported by detailed requirements and vendor pricing, plus one conditional offtake agreement and an independent marketing assessment, both supportive of the marketing assumptions for the business.

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

Mining Lease:

During July 2019, EMC Australia received notice of approval for its Mining Lease application. The Mining Lease (“ML 1792”) overlays select areas previously covered by Exploration Licenses. The ML represents the final major development approval required from the NSW Government to begin construction on the project. The ML 1792 grant is issued for a period of 21 years and is based on the development plans and intent submitted in the ML Application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

The ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the definitive feasibility study. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, providing for significant project expansion capacity. However, due to an objection by a landowner who holds freehold surface ownership over a portion of the 874 hectare area, the original MLA 531 remains in review by the New South Wales Department of Planning and Environment. The landowner objection claims the property is “Agricultural Land”, with meaning as defined in the relevant law.

The NSW Department of Planning and Environment has recently sought and received independent consultant input that the landowner objection should qualify as “Agricultural Land”, as defined in the relevant law. The Company has rights of comment on that finding, which have been exercised, in a formal comment package delivered to the Department on February 1, 2019. With receipt and consideration of comment documents from the parties, and further Department input, the Department Secretary will make a determination on the validity of the affected portion of the MLA 531.

If the Department Secretary’s decision upholds the landowner objection, the Company believes that outcome will not delay or prevent the development of the Nyngan Scandium Project., as is generally characterized in the 2016 feasibility study.

As of the date of this Form 10-K, the Department Secretary has not made a decision on the validity of the landowner objection. In January 2020, the Company made a formal request to the Deputy Premier and Minister for NSW Industry and Trade, urging for action and a final decision in this matter, accompanied by a review of the facts, status and Company position on the matter.

Patent Application Filings

The Company is in the process of establishing a significant portfolio of intellectual property through the filing of scandium related patents both in the US and abroad.

To date, the following five US patents have been granted to the Company:

10450634	Scandium-Containing Master Alloys And Method For Making The Same
10378085	Recovery Of Scandium Values Through Selective Precipitation Of Hematite And Basic Iron Sulfates From Acid Leachates
10260127	Method For Recovering Scandium Values From Leach Solutions
9982326	Solvent Extraction Of Scandium From Leach Solutions
9982325	Systems And Methodologies For Direct Acid Leaching Of Scandium-Bearing Ores

Below is a list of ten US patents that haven filed, but have not been granted yet:

US20200001407	Control Of Recrystallization In Cold-Rolled AlMn(Mg)ScZr Sheets For Brazing Applications
US20190161827	Extraction Of Scandium Values From Copper Leach Solutions
US20160289795	Systems and Processes for Recovering Scandium Values From Laterite Ores
US20190218645	Direct Scandium Alloying
US20190218644	Scandium Master Alloy Production
US20120305452	Dry, Stackable Tailings and Methods for Producing the Same
US20110298270	In Situ Ore Leaching Using Freeze Barriers
Provisional	Title not publicly disclosed.
Provisional	Title not publicly disclosed.
Provisional	Title not publicly disclosed.

Patent Applications Discussion:

●
These patents and patent applications cover novel, unique flowsheet designs, applicable to scandium extraction, from scandiferous resources;
●
The patented designs are largely supported by test work done with Nyngan Scandium Project resource material and known design parameters;
●
The patents cover HPAL system material flows, solvent extraction (SX), ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium; and
●
Most of the designs are incorporated as part of the DFS.
●
Recovery by-product scandium from certain mineral resources is also covered.

These patent applications, filed with the US Patent Office, protect the Company’s position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review by the US Patent Office will take further time, but the dates of filing these patents define the basis of IP ownership claims, as is generally afforded U.S. patentholders.

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project, as well as its Honeybugle project, and potentially from future by-product opportunities.

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

These patent claims are the result of several years of metallurgical test work with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company’s Chief Technology Officer. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others without the Company’s consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.
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

On March 5, 2018, the Company announced that it had initiated a small scale pilot program (4kg scale) at the Alcereco Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous lab-scale work on the manufacture of aluminum-scandium 2% master alloy (MA). The program advanced the process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The 2018 pilot program consisted of 5 separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The mass of master alloy and product variants produced in the program totaled approximately 20kg and was completed in December of 2018. The results of the program included the successful production of 2% grade MA, with recoveries of scandium to product of 85%.

A second phase of the small-scale pilot program was initiated in the first half of 2019, again at 4kg scale, building on the work done in phase I. The results of this second program included successful production of 2% grade MA, with improvements in form of rapid kinetics, and recoveries of scandium to product of +90%.

On March 5, 2018, the Company also announced that it filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys.

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

Scandium as an alloying agent in aluminum allows for aluminum metal products that are much stronger, more easily weldable and exhibit improved performance at higher temperatures than current aluminum-based materials. This also means lighter structures, lower manufacturing costs and improved performance in areas that aluminum alloys do not currently compete.

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

Letters of Intent with Potential Customers

During 2018 and 2019, the Company announced that it entered into letter of intent (“LOI”) agreements with nine unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties to the LOI agreements have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing. The Company plans to continue this LOI program of introducing scandium for trial testing by partners through agreements with more potential customers in 2020.

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

AML Technologies (“AML”), is an Adelaide, Australia based start-up company with proprietary technology for applying aluminum alloys to additive layer manufacturing processes, also commonly referred to as 3D printing.

Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately held manufacturer of precision high-pressure die cast parts, and offers prototyping, machining, finishing and engineering services, employing both aluminum and copper-based alloys.  BAL exports approximately 80% of its products to customers outside of France..

These LOI agreements are part of a developing strategy by the Company to engage with innovative, research-capable partners, willing to test scandium in their applications. The Company also has similar agreements with other research capable partners who do not wish to be publicly named at this time. We are selecting and approaching these specific partners because we have learned, from our commissioned alloy mixing programs, that scandium additions can make value-added contributions to their specific products, and we have the alloy samples to enable expedient confirmation on that validation. The scandium market for aluminum alloys needs to be developed, and that process is underway in the most direct sense. The Company plans to conduct further application-specific programs in pursuit of sales contracts with quality, predominantly existing aluminum alloy, customers across numerous industry segments.

Nyngan Scandium Project - Planned Activities for 2020-2021

The following steps are planned for Nyngan during the 2020 and 2021 Calendar years:

●
Complete master alloy pilot trials and optimization work in Q1 2020
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
Seek project construction financing for the Nyngan Scandium Project in 2020,
●
Commence site construction in the late of 2020, with anticipated construction completion over 14 months, and
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

●
The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11);
●
EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters;
●
The program identified a 13-hole cluster which was of particular interest;
●
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

The surface and near surface mineralization at this property is an advantage, both in locating areas of interest for future exploration work, and also because of extremely low overburden ratios. This particular characteristic for the Honeybugle Scandium property is different from our Nyngan Scandium Project, where mineralization is typically covered by 10-20 meters of barren alluvium.

Further drilling at Seaford is warranted, based on the results of this introductory and modest program, specifically to the north and south of the existing area 1 drill pattern, along with investigation and select drilling at the other three remaining anomalies on the property.

During 2018 we performed site work at the Honeybugle Scandium property to meet the expenditure commitment to maintain the exploration license. Work performed during 2018 does not change the previous conclusions, as described above. No work was required or performed during 2019.

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
Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017 the Company announced that its wholly-owned subsidiary company, Scandium International Mining Corp., Norway AS, was granted a reservation on an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration license was subsequently granted during August 2018, and our exploration rights have been moved to SCY Exploration Finland Oy, a wholly owned Finnish subsidiary.

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

Highlights

●
Kiviniemi property was previously identified for scandium and explored by GTK,
●
Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential,
●
Early resource upgrade work done for GTK promising, confirmed by SCY,
●
Property is all-weather accessible, close to infrastructure, and
●
Finland location is mining-friendly and ideally suited to EU customer markets.

Property/Location

The Kiviniemi property is located in the municipality of Rautalampi, Eastern Finland Province, approximately 350km northeast of Helsinki, by road. The closest major city/airport is Kuopio (pop. 110,000), approximately 70km to the northeast of the property. The exploration target is located on a small portion of a family farm, partially cleared for farming. Most of the property is wooded, including the area where the mineralization has been located,

Exploration License

During August 2018 an Exploration License for the Kiviniemi Scandium property was granted from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. The exploration license requires us to report our exploration activities annually to Finland government agencies and to demonstrate in the annual reports that exploration work has been effective and systematic.

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

Kiviniemi Summary

The Kiviniemi property represents a medium grade scandium resource target that has remained unrecognized and overlooked by earlier exploration work, largely due to the absence of the more commonly sought-after minerals in the region, specifically copper, nickel and cobalt. We believe that Kiviniemi is Europe’s largest underdeveloped primary scandium resource.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2019
First quarter	0.220	0.145
Second quarter	0.170	0.110
Third quarter	0.190	0.095
Fourth quarter	0.145	0.075
Fiscal Year ended December 31, 2018
First quarter	0.240	0.165
Second quarter	0.190	0.125
Third quarter	0.280	0.145
Fourth quarter	0.285	0.200

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

	High	Low
January 2020	1.3079	1.2970
December 2019	1.3302	1.2988
November 2019	1.3307	1.3148
October 2019	1.3330	1.3056
September 2019	1.3343	1.3153
August 2019	1.3325	1.3217

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2018 and 2019.

	Year Ended December 31 (Canadian $ per U.S. $)
	2018	2019
Rate at end of Period	1.3610	1.2988
Low	1.2288	1.2988
High	1.3642	1.3600

As of February 25, 2019, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2019 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,610,000	$C0.188	12,262,389
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	34,610,000	$C0.188	12,262,389

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2019.

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

The Company’s focus is on the exploration, evaluation and future development of its specialty metals assets, specifically the Nyngan Scandium Project and Honeybugle Scandium property located in New South Wales, Australia and the Kiviniemi scandium prospect in Finland, all of which are 100% owned by SCY. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2019

Liquidity and Capital Resources

At December 31, 2019, we had working capital of $(376,893) including cash of $115,568 and current liabilities of $538,224 as compared to working capital of $177,122 including cash of $284,757 at December 31, 2018.

At December 31, 2019, we had a total of 34,610,000 (2018 – 29,065,000) stock options exercisable between C$0.10 and C$0.60 (2018 – between C$0.10 and C$0.60) which have the potential upon exercise to generate a total of C$6,513,250 (2018 – C$5,635,350) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

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

The Company will need additional funding to develop the Nyngan project into a mine in 2020 and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2019

The net loss for the quarter decreased by $231,509 to $311,807 from a loss of $543,316 in the prior year mainly as a result of lower general and administrative expenses, exploration costs, foreign exchange losses and stock-based compensation. Details of the individual items contributing to the decreased loss are as follows:

Q4 2019 vs. Q4 2018 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
General and administrative	$113,395	The Q4 2019 expense is lower than in Q4 2018 due to lower property tax expense, patent fees and marketing costs.
Exploration	$55,415	The Company is not actively doing exploration work on its projects as it seeks to create markets for its production. In Q4 2018 funds were still being expended on exploration efforts.
Foreign exchange loss	$25,446
Exchange rates for the two major foreign currencies used stabilized in Q4 2019 resulting in a minimal expense in the current year. In Q4 2018 exchange rates were more volatile resulting in a larger exchange loss in that year.

Stock based compensation	$20,555
Timing of stock option expense recognition is affected by vesting provisions. In Q1 of 2018, the Company issued stock options which vested over a 2-year period and resulted in expenses during 2018 Q4 of $24,208. Options issued in Q2 of 2019 all vested immediately resulting in minimal costs during Q4 of 2019.

Professional fees	$8,199	Lower company activity in Q4 2019 required less use of legal advice resulting in lower professional fee costs when compared to Q4 2018.
Consulting	$5,127	The lower consulting fee in Q4 2019 is a result of no longer using a marketing consultant for the latter half of 2019.
Travel	$3,921	Year over year the costs are almost the same. Fewer overseas trips by our consultants lowered this expense in Q4 2019.
Salaries and benefits	$62	Costs are virtually the same when Q4 2019 is compared to Q4 2018.
Amortization	$(1)	Costs are the same for the comparative quarters.
Insurance	$(610)	Higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.

Results of Operations for the Year ended December 31, 2019

The net loss for the year decreased by $1,013,175 to $1,947,933 from $2,961,108 in the prior year, mainly because of lower stock-based compensation and exploration costs. Details of the individual items contributing to the decreased net loss are as follows:

2019 vs. 2018 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$647,531
In 2019 the Company granted 9,860,000 stock options compared to 6,500,000 stock options issued in 2018. However, more immediate vesting provisions resulted in a higher expense in 2018. Also, the Company’s shares were trading at a lower price at the time of the 2019 stock option grant, resulting in a lower compensation expense.

Exploration	$211,812	The Company is not actively carrying-on exploration work on its projects as it seeks to create markets for its production. In 2018 funds were still being expended on exploration efforts.
Salaries and benefits	$86,100	The amount expensed in 2019 is lower due to the resignation of a senior company officer in June of 2018. The position was not replaced.
Foreign exchange gain	$64,067
Exchange rates for the two major currencies used stabilized in 2019 resulting in a minimal expense in the current year. In 2018 exchange rates were more volatile resulting in a larger exchange loss in that year.

General and administrative	$40,594	With the lower activity in 2019, general and administrative costs have been reduced.
Professional fees	$32,569	2018 costs include legal fees pertaining to closing of the Exchange Agreement with SIL and conversion of SIL’s 20% interest in EMC-A to shares of SCY. No similar legal fees were incurred in 2019.
Travel and entertainment	$4,977	Year over year the costs are almost the same. Fewer overseas trips by our consultants lowered this expense in 2019.
Amortization	$(1,257)	In the second half of 2018, the Company replaced its computer servers in the Sparks, Nevada office. The higher amortization expense in 2019 is due to this expenditure.
Insurance	$(1,407)	Higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.
Consulting	$(71,811)
The Company hired new consultants for marketing scandium in America in the latter half of 2018 and in 2019. The first six months of 2018 do not include these costs hence the lower charges in the same period one year ago.

Cash flow discussion for the year ended December 31, 2019 compared to December 31, 2018

The cash outflow from operating activities decreased by $664,294 to $1,129,668 (2018 – $1,793,962) due to lower stock-based compensation, exploration, salary, and foreign exchange exposure which were partially offset by higher consulting costs.

Cash flows used in investing activities decreased by $19,821 to $Nil (2018 – $19,821) due to the 2018 replacement of computer servers at the Sparks office and the purchase of a reclamation bond on the Kiviniemi property not occurring in 2019.

Cash inflows from financing activities of $960,479 reflect lower private placements of $875,816 partially offset by higher income from exercises of stock options of $81,189, resulting in a decrease of $794,627 when compared to the year ending December 31, 2018 of $1,755,106.

Summary of quarterly results (US$)

	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(311,807)	(443,426)	(859,934)	(332,766)	(543,316)	(461,781)	(626,398)	(1,329,613)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)

Financial Position

Cash

The decrease in cash of $169,189 to $115,568 (2018 - $284,757) results from lower common share issuances.

Prepaid expenses and receivables

Prepaid expenses and receivables have increased by $6,812 to $45,763 (2018 - $38,951) due to prepayment of filing costs, software licenses and marketing expenses.

Reclamation bond

A reclamation bond of $11,444 was purchased for the Kiviniemi property in 2018.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $2,307 to $6,967 at December 31, 2019 (2018 - $9,274) is due to depreciation of computer servers at the Sparks office.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2019 (2018 - $704,053).

Accounts Payable, Accounts payable with related parties and Accrued Liabilities

Accounts payable, accounts payable with related parties and accrued liabilities have increased by $389,838 to $536,424 at December 31, 2019 (2018 – $146,586) due to the deferral of consulting and salary fees.

Capital Stock

Capital stock increased by $1,131,350 to $109,375,661 (2018 - $108,244,311) due to private placements of $799,484 and stock option exercises of $160,995.

Additional paid-in capital decreased by $260,262 to $5,936,074 (2018 - $5,675,812) as a result of stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2019 fiscal period.

Off-balance sheet arrangements

At December 31, 2019, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Transactions with related parties

During the year ended December 31, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2018, the Company expensed $695,405 for stock options issued to Company directors.

During each of the years ended December 31, 2019 and December 31, 2018, the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2019, the Company owed $269,165 (2018 - $Nil) to officers of the Company.

Additional Information and Accounting Pronouncements

Outstanding share data

At February 25, 2020 we had 312,482,595 issued and outstanding common shares and 29,950,000 outstanding stock options at a weighted average exercise price of C$0.194. No warrants are outstanding at February 25, 2020.

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

Recent Accounting Pronouncements

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has evaluated that this guidance will have little or no impact on its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2019 and 2018 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2019.

Changes in Internal Control.

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2020 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2020, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2019 and 2018 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1
Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)

3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)

10.1(3)	2015 Stock Option Plan
10.2(1)	Management Contract with George Putnam dated May 1, 2010
10.3(4)	Management Contract with Edward Dickinson dated August 13, 2011

10.4(5)	Share Exchange Agreement dated June 30, 2017
21.1(7)	List of Subsidiaries
23.1(7)	Consent of Davidson & Company LLP
23.2(7)	Consent of Stuart Hutchin
23.3(7)	Consent of Dean Basile
23.4(7)	Consent of Geoffrey Duckworth
31.1(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

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
(5) Previously filed as an exhibit to the Form 8-K filed July 26, 2017 and incorporated herein by reference.
(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

Date: February 28, 2020	By:	/s/ George Putnam
George Putnam
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	February 28, 2020
George Putnam

/s/ William Harris	Chairman and Director	February 28, 2020
William Harris

/s/ James Rothwell	Director	February 28, 2020
James Rothwell

/s/ Willem Duyvesteyn	Director	February 28, 2020
Willem Duyvesteyn

/s/ Warren Davis	Director	February 28, 2020
Warren Davis

/s/ Barry Davies	Director	February 28, 2020
Barry Davies

/s/ Peter Evensen	Director	February 28, 2020
Peter Evensen

/s/ R.Christian Evensen	Director	February 28, 2020
R. Christian Evensen

/s/ Edward Dickinson	Principal Accounting Officer and Principal Financial Officer	February 28, 2020
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

 YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in equity for the years ended December 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2008.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants
February 28, 2020

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2019	December 31, 2018

ASSETS

Current
Cash	$115,568	$284,757
Prepaid expenses and receivables	45,763	38,951

Total Current Assets	161,331	323,708

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	6,967	9,274
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$883,795	$1,048,479

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$269,059	$146,586
Accounts payable with related parties (Note 5)	269,165	-

Total Liabilities	538,224	146,586

Stockholders’ Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 312,482,595 (2018 – 304,781,294))	109,375,661	108,244,311
Treasury stock (Note 7) (1,033,333 common shares) (2018 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	5,936,074	5,675,812
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(112,848,570)	(110,900,636)

Total Stockholders’ Equity	345,571	901,893

Total Liabilities and Equity	$883,795	$1,048,479

Nature and continuance of operations (Note 1)
Subsequent event (Note 11)
The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

Years ended:	December 31, 2019	December 31, 2018

EXPENSES
Amortization (Note 3)	$2,307	$1,050
Consulting (Note 5)	388,730	316,919
Exploration	119,503	331,315
General and administrative	381,341	421,934
Insurance	31,457	30,050
Professional fees	63,818	96,387
Salaries and benefits	458,050	544,150
Stock-based compensation (Notes 5 & 6)	431,133	1,078,664
Travel and entertainment	71,868	76,845

	(1,948,207)	(2,897,314)

Foreign exchange gain (loss)	273	(63,794)

Loss and comprehensive loss for the year	$(1,947,934)	$(2,961,108)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	310,561,693	301,187,498

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
Years ended:	December 31, 2019	December 31, 2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(1,947,934)	$(2,961,108)
Items not affecting cash:
Amortization	2,307	1,050
Stock-based compensation	431,133	1,078,664
Changes in non-cash working capital items:
(Increase) decrease in prepaids and receivables	(6,812)	7,035
Increase in accounts payable, accrued liabilities and accounts payable with related parties	391,638	80,397
	(1,129,668)	(1,793,962)
CASH FLOWS USED IN INVESTING ACTIVITIES
Reclamation bond	-	(11,444)
Equipment purchase	-	(8,377)
	-	(19,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	799,484	1,675,300
Options exercised for common shares	160,995	79,806
	960,479	1,755,106

Change in cash during the year	(169,189)	(58,677)
Cash, beginning of year	284,757	343,434

Cash, end of year	$115,568	$284,757

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2017	291,970,239	$106,468,869	$4,617,484	$(1,264,194)	$(853,400)	$(107,939,528)	$1,029,231
Private placement	11,801,055	1,675,300	-	-	-	-	1,675,300
Options exercised	1,010,000	100,142	(20,336)	-	-	-	79,806
Stock-based compensation	-	-	1,078,664	-	-	-	1,078,664
Loss for the year	-	-	-	-	-	(2,961,108)	(2,961,108)
Balance, December 31, 2018	304,781,294	108,244,311	5,675,812	(1,264,194)	(853,400)	(110,900,636)	901,893
Private placement	5,926,301	799,484	-	-	-	-	799,484
Options exercised	1,775,000	331,866	(170,871)	-	-	-	160,995
Stock-based compensation	-	-	431,133	-	-	-	431,133
Loss for the year	-	-	-	-	-	(1,947,934)	(1,947,934)
Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, SCY Exploration Finland Oy and EMC Metals Australia Pty Ltd.(“EMC-A”).” All significant intercompany accounts and transactions have been eliminated on consolidation.

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
December 31, 2019
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

h)
Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2019 and 2018 there were no warrants outstanding and 34,610,000 options (2018 – 29,065,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

j)
Stock-based compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees, directors and non-employees and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

l)
Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2019, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	December 31, 2019	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	SignificantUnobservable Inputs (Level 3)
Assets:
Cash	$115,568	$115,568	$—	$—

Total	$115,568	$115,568	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

n)
  Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has evaluated that this guidance will have little or no impact on its financial statements.

Accounting Standards Update 2018-13 – Fair Value Measurement (Topic 840) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company has adopted this policy which has no material effect to the consolidated financial statements.

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

3.	EQUIPMENT

2019

	December 31, 2018 Net Book Value	Additions (disposals)	Amortization	December 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(2,307)	$6,967

2018

	December 31, 2017 Net Book Value	Additions (disposals)	Amortization	December 31, 2018 Net Book Value
Computer equipment	$1,947	$8,377	$(1,050)	$9,274

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

4.	MINERAL PROPERTY INTERESTS

Scandium and other

Acquisition costs

Balance, December 31, 2019, 2018, and 2017	$704,053

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

Honeybugle property, Australia

The Company holds a 100% interest in its Honeybugle property.

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of December 31, 2019, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

5.
RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2018, the Company expensed $695,405 for stock options issued to Company directors.During each of the years ended December 31, 2019 and December 31, 2018 the Company paid a consulting fee of $102,000 to one of its directors.As at December 31, 2019, the Company owed $269,165 (2018 - $Nil) to officers of the Company.

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 21, 2019, the Company issued 5,926,301 common shares at a value of C$0.18 per common share for total proceeds of C$1,066,734 ($799,484).

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2017	23,585,000	$0.18
Granted	6,850,000	0.22
Exercised	(1,010,000)	0.10
Expired	(360,000)	0.27

Outstanding, December 31, 2018	29,065,000	0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Expired	(2,540,000)	0.16

Outstanding, December 31, 2019	34,610,000	$0.188

Number currently exercisable	29,650,000	$0.194

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at December 31, 2019, incentive stock options were outstanding as follows:

	Number of Options (outstanding)	Number of Options (exercisable)	Exercise Price in Canadian $	Expiry Date

Options
	3,450,000	3,450,000	0.140	April 17, 2020
	250,000	250,000	0.600	May 11, 2020
	100,000	100,000	0.225	July 11, 2020
	25,000	25,000	0.150	July 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	4,800,000	4,800,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	6,100,000	5,900,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	9,685,000*	4,925,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024

	34,610,000	29,650,000

*4,660,000 of these options expired on January 1, 2020.

As at December 31, 2019 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (2018 - $1,084,994).

 Stock-based compensation

During the year ended December 31, 2019, the Company recognized stock-based compensation of $431,133 (December 31, 2018 - $1,078,664) in the statement of loss and comprehensive loss. There were 9,860,000 stock options granted during the year ended December 31, 2019 (December 31, 2018 – 6,850,000).

The weighted average fair value of the options granted in the year was C$0.15 (2018 - C$0.19).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the year ended December 31 are as follows:

	2019	2018

Risk-free interest rate	2.31%	1.96%
Expected life	5 years	5 years
Volatility	90.40%	127.81%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

7.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2019, 2018, and 2017	$1,033,333	1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2019	Australia	United States	Total

Equipment	$-	$6,967	$6,967
Mineral property interests	704,053	-	704,053

	$704,053	$6,967	$711,020

December 31, 2018	Australia	United States	Total

Equipment	$-	$9,274	$9,274
Mineral property interests	704,053	-	704,053

	$704,053	$9,274	$713,327

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Expressed in US Dollars)

9.	INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2019	2018

Loss before income taxes	$(1,947,934)	$(2,961,108)
Expected income tax (recovery)	(506,000)	(768,000)
Change in statutory, foreign exchange rates, and other	(3,000)	2,000,000
Permanent difference	112,000	289,000
Impact of foreign exchange	263,000	-
Adjustment to prior years provision versus statutory tax returns	(3,278,000)	-
Change in unrecognized deductible temporary differences	3,412,000	(1,521,000)
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	2019	2018
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,715,000	$1,372,000
Property and equipment	65,000	51,000
Share issue costs	-	3,000
Marketable securities	19,000	14,000
Allowable capital losses	1,845,000	1,404,000
Non-capital losses available for future periods	6,075,000	3,463,000
	9,719,000	6,307,000
Unrecognized deferred tax assets	(9,719,000)	(6,307,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2019	Expiry Date Range	2018	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$6,551,000	No expiry date	$5,231,000	No expiry date
Property and equipment	251,000	No expiry date	196,000	No expiry date
Share issue costs	-	2036 to 2039	10,000	2036 to 2039
Marketable securities	145,000	No expiry date	106,000	No expiry date
Allowable capital losses	7,097,000	No expiry date	5,399,000	No expiry date
Non-capital losses available for future periods	22,965,000	2020 to 2039	13,195,000	2019 to 2038

10.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no major non-cash transactions in the year ended December 31, 2019 and 2018.

There were no amounts paid for taxes and interest in the years ended December 31, 2019 and December 31, 2018.

11.
SUBSEQUENT EVENT

On January 16, 2020, the Company received net proceeds of C$500,000 from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.