Form 10-Q
period 2020-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2020-05-11
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 7, 2020, the registrant’s outstanding common stock consisted of 312,482,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 THREE MONTHS ENDED MARCH 31, 2020

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2020	December 31, 2019

ASSETS

Current
Cash	$310,629	$115,568
Prepaid expenses and receivables	31,805	45,763

Total Current Assets	342,434	161,331

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	6,390	6,967
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,064,321	$883,795

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$266,784	$269,059
Accounts payable with related parties (Note 5)	343,220	269,165

Total Liabilities	610,004	538,224

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 312,482,595 (2019 – 312,482,595)	109,375,661	109,375,661
Treasury stock (Note 7) (1,033,333 common shares) (2019 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,190,834	5,936,074
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(112,994,584)	(112,848,570)

Total Equity	454,317	345,571

Total Liabilities and Equity	$1,064,321	$883,795

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2020	March 31, 2019

EXPENSES
Amortization (Note 3)	$577	$577
Consulting	30,375	95,618
Exploration (recovery)	15,961	(26,184)
General and administrative	62,450	94,492
Insurance	8,239	7,584
Professional fees	27,545	29,204
Salaries and benefits	113,570	114,109
Stock-based compensation (Note 6)	254,760	13,116
Travel and entertainment	3,657	13,731

	(517,134)	(342,247)

Foreign exchange gain (loss)	(11,310)	9,481
Sale of royalty (Note 9)	382,430	-

Loss and comprehensive loss for the period	$(146,014)	$(332,766)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	312,482,595	305,571,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(146,014)	$(332,766)
Items not affecting cash:
Amortization	577	577
Stock-based compensation	254,760	13,116

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	13,958	8,493
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	71,780	(96,018)
	195,061	(406,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	799,483
Options exercised for common shares	-	96,680
	-	896,163

Change in cash during the period	195,061	489,565
Cash, beginning of period	115,568	284,757

Cash, end of period	$310,629	$774,322

	2020	2019
Cash paid during the 3-month period for interest	$-	$-
Cash paid during the 3-month period for taxes	$-	$-

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893
Private placement	5,926,301	799,483	-	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	-	13,116
Loss for the three months	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$(111,233,402)	$1,478,406

Stock-based compensation	-	-	409,520	-	-	-	409,520
Loss for the three months	-	-	-	-	-	(859,934)	(859,934)
Balance, June 30, 2019	311,782,595	$109,241,572	$5,997,350	$(1,264,194)	$(853,400)	$(112,093,336)	$1,027,992

Options exercised	700,000	134,089	(69,773)	-	-	-	64,316
Stock-based compensation	-	-	4,844	-	-	-	4,844
Loss for the three months	-	-	-	-	-	(443,426)	(443,426)
Balance, September 30, 2019	312,482,595	$109,375,661	$5,932,421	$(1,264,194)	$(853,400)	$(112,536,762)	$653,726

Stock-based compensation	-	-	3,653	-	-	-	3,653
Loss for the three months	-	-	-	-	-	(311,808)	(311,808)
Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571

Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2020. Operating results for the three-month period ended March 31, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp., Norway AS, SCY Exploration Finland Oy, and EMC Metals Australia Pty Ltd. (“EMC-A”).

Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $7,383 during the quarter ended March 31, 2020 and $6,699 during the quarter ended March 31, 2019.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2020	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$310,629	$310,629	$—	$—

Total	$310,629	$310,629	$—	$—

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Financial Accounting Standards Board (“Board”) is issuing this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2020. The Company has evaluated that this guidance will have little or no impact on its financial statements.

Accounting Standards Update 2018-13 – Fair Value Measurement (Topic 840) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company has adopted this policy which has no material effect on the consolidated financial statements.

3.	EQUIPMENT

	December 31, 2019 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2020 Net Book Value
Computer equipment	$6,967	$-	$(577)	$6,390

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(2,307)	$6,967

4.	MINERAL PROPERTY INTERESTS

March 31, 2020	Scandium and other

Balance, March 31, 2020, December 31, 2019	$704,053

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

5.
RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2019, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2020, the Company expensed a consulting fee of $25,500 to one of its directors.During the 3-month period ended March 31, 2019, the Company expensed a consulting fee of $25,500 to one of its directors.

As at March 31, 2020, the Company owed $343,220 to various directors and officers of the Company. (December 31, 2019 - $269,165).

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2018	29,065,000	$0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Expired	(2,540,000)	0.16

Outstanding, December 31, 2019	34,610,000	0.188
Granted	8,425,000	0.065
Expired	(4,660,000)	0.150

Outstanding, March 31, 2020	38,375,000	$0.166

Number currently exercisable	38,375,000	$0.166

As at March 31, 2020, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	3,450,000	3,450,000	0.140	April 17, 2020*
	250,000	250,000	0.600	May 11, 2020
	100,000	100,000	0.225	July 11, 2020
	25,000	25,000	0.150	July 11, 2020
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	4,800,000	4,800,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	6,100,000	6,100,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	5,025,000	5,025,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,425,000	8,425,000	0.065	March 19, 2025

	38,375,000	38,375,000
            * These options expired unexercised on April 17, 2020.

As at March 31, 2020 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2019 - $Nil).

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the 3-month period ended March 31, 2020, the Company recognized stock-based compensation of $254,760 (March 31, 2019 - $13,116) in the statement of operations and comprehensive loss. There were 8,425,000 stock options granted during the 3-month period ended March 31, 2020 (March 31, 2019 – Nil).

The weighted average fair value of the options granted in the quarter was C$0.065 (2018 – C$ Nil).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 3-month period ended March 31 are as follows:

	2020	2019

Risk-free interest rate	1.31%	N/A
Expected life	5 years	N/A
Volatility	86.26%	N/A
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2020 and December 31 2019	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2020	Australia	United States	Total

Equipment	$-	$6,390	$6,390
Mineral property interests	704,053	-	704,053

	$704,053	$6,390	$710,443

December 31, 2019	Australia	United States	Total

Equipment	$-	$6,967	$6,967
Mineral property interests	704,053	-	704,053

	$704,053	$6,967	$711,020

9.	SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of C$500,000 from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2019 and March 31, 2020 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2019 and the three-month period ended March 31, 2020. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 7, 2020 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Pursuant to a share exchange agreement dated June 14, 2017 between the Company and Scandium Investments LLC (“SIL”), the Company purchased SIL’s 20% interest in EMC Australia in exchange for 57,371,565 common shares of SCY and an additional 1,459,080 common shares as a royalty adjustment payment. Closing of the purchase of the EMC Australia shares was subject to shareholder approval, which the Company obtained at a special meeting of shareholders held on September 11, 2017. The transaction subsequently closed on October 9, 2017, with SCY holding a 100% ownership interest in EMC Australia. Under the terms of the share exchange agreement, SIL was granted the right to nominate two individuals to the board of the Company for so long as SIL held at least 15% of SCY’s issued and outstanding shares, and one director for so long as SIL held at least 5% but less than 15% of SCY’s issued and outstanding shares. Pursuant to the nomination rights, Peter Evensen and R. Christian Evensen were appointed as directors to the SCY Board on closing of the transaction.

During the first quarter of 2020, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

Development Consent:

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

The ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the definitive feasibility study. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, providing for significant project expansion capacity. However, due to an objection filed in 2016 by a landowner who holds freehold surface ownership over a portion of the 874 hectare area, the original MLA 531 remains in review by the New South Wales Department of Planning and Environment. The landowner objection claims the property is “Agricultural Land”, with meaning as defined in the relevant law.

On April 20, 2020 the Company announced that it received a favorable ‘Notice of Proposed Decision’ (the ‘Notice’) from the Deputy Secretary, Mining, Exploration and Geoscience (Government of New South Wales, Australia), related to the landowner objection.

This Notice references new governmental findings regarding determination of the longstanding 2016 Agricultural Land Objection, and indicates that the Deputy Secretary now believes the objection has failed to meet key legal tests on major portions of the affected area. The Deputy Secretary engaged staff from the Department of Primary Industry, with relevant agricultural knowledge, to review the external consultant work on the objection. These government agricultural experts opined that most of the land covered under the objection was in fact not ‘Agricultural Land’ as defined by Law and recommended only a small portion of specific areas under question be excluded from a future Mine Lease.

The Notice also makes clear the advice is to be understood as a proposed decision, rather than a final decision. The affected parties have 21 days to file further information or arguments, at which time the Deputy Secretary will consider those submissions and render a final decision on the matter. The Company expects to have only limited input to insert into the 21 day comment period, and looks forward to a final and binding determination by the Secretary or his designate in June of 2020. We have every expectation the determination will be delivered on the basis of the proposed decision, as supported by a thorough opinion document shared with the Company by the decision makers.

However, if the Department Secretary’s decision upholds the landowner objection, the Company believes that outcome will not delay or prevent the development of the Nyngan Scandium Project, as is generally characterized in the 2016 feasibility study.

As of the date of this Form 10-Q, the Department Secretary has not made a decision on the validity of the landowner objection.

Downstream Scandium Products

In February 2011 we announced results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In October 2019 the Company was granted Patent No. 10450634, titled “Scandium-Containing Master Alloys And Method For Making The Same”.

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

Impression Technologies Ltd. (“ITL”), based in Coventry, UK. ITL is a privately held technology company, developing and licensing its advanced aluminum forming technology, Hot Form Quench (“HFQ®”), to automotive, aerospace, rail and electronics industries, globally. ITL manufactures custom parts for customers with its patented HFQ® technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that cannot otherwise be similarly formed today.

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

These LOI agreements are part of a developing strategy by the Company to engage with innovative, research-capable partners, willing to test scandium in their applications. The Company also has similar agreements with other research capable partners who do not wish to be publicly named at this time. We are selecting and approaching these specific partners because we have an understanding, from our commissioned alloy mixing programs, that scandium additions can make value-added contributions to their specific products, and we have the alloy samples to enable an expedient uptake on that validation. The scandium market for aluminum alloys needs to be built, and that construction should be seen as underway in the most direct sense. The Company plans to conduct further application-specific programs in pursuit of sales contracts with quality, predominantly existing aluminum alloy customers across numerous industry segments.

Nyngan Scandium Project - Planned Activities for 2020-2021

The following steps are planned for Nyngan during the 2020 and 2021 calendar years:

●
Complete master alloy pilot trials and optimization work in Q1 2020 (Done),
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
With offtakes, seek construction financing for project, earliest 2021,
●
Commence site construction in late 2021, with anticipated completion over 14 months, and
●
Initiate project commissioning earliest late 2022, with product available for sale by year end 2022.

Other Properties Review

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area we call the ‘Honeybugle Scandium Property’ is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW.

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

We intend to undertake a limited drill program to augment the existing GTK data and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

Other Developments – First Quarter 2020

Master Alloy Capability Demonstrated: On February 24, 2020 the Company announced the completion of a three year, three stage program to demonstrate the capability to manufacture aluminum-scandium master alloy (Al-Sc2%), from scandium oxide, using a patent pending melt process involving aluminothermic reactions.

This master alloy capability will allow the Company to offer scandium product from the Nyngan Scandium Project in a form that is used directly by aluminum alloy manufacturers globally, either major integrated manufacturers or smaller wrought or casting alloy consumers.

Research Highlights:

●
Program achieved full 2% target product quality requirement,
●
Sc recoveries from oxide exceeded target, demonstrated in final tests,
●
The microstructure and metal quality meet major alloy producers’ specifications,
●
Rapid kinetics achieved, important for commercial viability,
●
Individual testing batches done at 4kg scale, and
●
Successful program testing forms a basis for a larger scale demonstration facility, supporting large scale samples required for industrial aluminum alloy trials.

Cerium-Scandium Aluminum Alloy Program Agreement: On February 27, 2020 the Company announced signing a Program Agreement with Eck Industries (“ECK”) located in Manitowoc, Wisconsin, to pursue novel alloy development of a combined cerium-scandium aluminum alloy, based on previous work done independently by the companies in this area.

The companies intend to pursue alloy refinements in both wrought and cast alloy applications, specifically targeting property improvements related to strength, corrosion resistance, and heat-working tolerance, principally in A5000 series alloys.

Program Highlights:

●
Joint economic and technical support to alloy design,
●
Joint sharing of previous data, and new data produced from this program,
●
Samples production for customer trials, either as cast products, or wrought sample shapes for various potential customers and alloy manufacturers,
●
Initial high value application expected to be in marine applications, and
●
Program work is protected by existing patent applications filed by ECK,

Operating results - Revenues and Expenses, for the Three Months Ended March 31, 2020

The Company’s results reflect higher operating costs due to an increase in stock-based compensation (a non-cash expense). Excluding non-cash costs, expenditures were down $66,758 due to lower consulting fees, travel expenditures, and general and administrative expenses. These lower costs were partially offset by higher exploration fees. Also, in the current quarter the Company received funds from the sale of a royalty interest.

Summary of quarterly results

A summary of the Company’s quarterly results are shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2020		2019			2018
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(146,014)	(311,807)	(443,426)	(859,934)	(332,766)	(543,316)	(461,781)	(626,398)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.		(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended March 31, 2020

The net loss for the quarter was $146,014, a decrease of $186,752 from $332,766 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2020 vs. Q1 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$382,430	In January of 2020 the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.

Consulting	$65,243	The Company released several contractors who were no longer required, resulting in this positive variance in the current quarter.

General and administrative	$32,043	The decrease in this expense is due to the downturn of activity in Q1 2020 compared to Q1 2019.

Travel and entertainment	$10,074	Less travel in Q1 2020 was due to an overall decrease in Company activities when compared to Q1 2019.

Professional fees	$1,659	Lower 2020 activity levels resulted in the favourable variance.

Salaries and benefits	$539	This favourable variance is due to foreign exchange impacts to accrued payments due individuals.

Insurance	$(655)	The slightly higher cost in Q1 2020 is due to overall increases in insurance premiums for the Company’s operations.

Foreign exchange	$(20,791)	The impact of the weakening Canadian and Australian currencies led to this unfavourable variance in Q1 of 2020 when compared to Q1 2019 when currency fluctuations were moving in opposite directions.

Exploration	$(42,145)	Q1 of 2019 reflects the receipt of Australian R&D credits. In 2020 no such credits were available due to the negligible amounts expended on the activities that qualify for this credit.

Stock-based compensation	$(241,644)	In Q1 2020 the Company issued 8,425,000 stock options all of which were vested and expensed immediately. In Q1 2019 there were no stock options issued resulting in this unfavourable variance.

Cash flow discussion for the three-month period ended March 31, 2020 compared to March 31, 2019

The cash inflow for operating activities was $195,062, an increase of $601,660 (March 31, 2019 – ($406,598)), due mainly to the sale of a royalty interest.

Cash inflows from financing activities of $Nil reflect the fact that there were no private placements or options exercised in the current quarter when compared to Q1 2019, in which there was private placements of $799,483, and options exercised of $96,680.

Financial Position

Cash

The Company’s cash position increased during the three-month period by $195,061 to $310,629 (December 31, 2019 - $115,568) due to the sale of a royalty interest.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $13,958 to $31,805 due to funds received from cancellation of promotion events and the amortization of prepaid expenditures (December 31, 2019 - $45,763).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $577 to $6,390 (December 2019 - $6,967) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $71,780 to $610,004 (December 2019– $538,224) due to the continued deferral of salaries to certain individuals.

Capital Stock

Capital stock remained the same at $109,241,572 (December 31, 2019 - $109,241,572).

Additional paid-in capital increased by $254,760, to $6,190,834 (December 31, 2019 - $5,936,074) as a result of the expensing of stock options.

Liquidity and Capital Resources

At March 31, 2020, the Company had a working capital of $(267,570) including cash of $310,629 as compared to a working capital of $(376,893) including cash of $115,568 at December 31, 2019.

At March 31, 2020, the Company had a total of 38,375,000 stock options exercisable between CAD$0.065 and CAD$0.60 that have the potential upon exercise to generate a total of C$6,361,875 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 312,482,595 issued and outstanding common shares and 34,925,000 stock options currently outstanding at a weighted average exercise price of CAD$0.17.

Off-balance sheet arrangements

At March 31, 2020, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2019, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2020, the Company paid a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2019, the Company paid a consulting fee of $25,500 to one of its directors.

As at March 31, 2020, the Company owed $343,220 to various directors and officers of the Company (December 31, 2019 - $269,165).

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

Recent Accounting Pronouncements

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Financial Accounting Standards Board issued this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Financial Accounting Standards Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has evaluated that this guidance will have little or no impact on its financial statements.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “estimates”, “intends”, “anticipates” or “does not anticipate”, or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Scandium International to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals and risks relating to the COVID-19 pandemic. While Scandium International has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Scandium International expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

32.1
Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2
Section 1350 Certification of the Principal Financial Officer (filed herewith)

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2020, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

Date: May 7, 2020	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

	By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer