Form 10-Q
period 2020-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2020-08-07
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 7, 2020, the registrant’s outstanding common stock consisted of 312,482,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2020

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2020	December 31, 2019

ASSETS

Current
Cash	$241,317	$115,568
Prepaid expenses and receivables	21,073	45,763

Total Current Assets	262,390	161,331

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	5,813	6,967
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$983,700	$883,795

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$336,156	$269,059
Accounts payable with related parties (Note 5)	460,074	269,165

Total Liabilities	796,230	538,224

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 312,482,595 (2019 – 312,482,595)	109,375,661	109,375,661
Treasury stock (Note 7) (1,033,333 common shares) (2019 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,194,450	5,936,074
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(113,265,047)	(112,848,570)

Total Equity	187,470	345,571

Total Liabilities and Equity	$983,700	$883,795

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

EXPENSES
Amortization (Note 3)	$576	$577	$1,154	$1,154
Consulting	32,190	103,803	62,565	199,421
Exploration	13,220	73,339	29,181	47,155
General and administrative	91,733	112,625	154,183	207,117
Insurance	8,034	7,719	16,273	15,303
Professional fees	9,315	21,059	36,860	50,263
Salaries and benefits	114,840	115,026	228,410	229,135
Stock-based compensation (Notes 5 & 6)	3,616	409,520	258,376	422,636
Travel and entertainment	-	12,431	3,658	26,162

	(273,524)	(856,099)	(790,660)	(1,198,346)

Foreign exchange gain (loss)	3,061	(3,835)	(8,247)	5,646
Sale of royalty (Note 9)	-	-	382,430	-

Loss and comprehensive loss for the period	$(270,463)	$(859,934)	$(416,477)	$(1,192,700)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	312,482,595	311,782,595	312,482,595	308,694,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

6-month period ended	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(416,477)	$(1,192,700)
Items not affecting cash:
Amortization	1,154	1,154
Stock-based compensation	258,376	422,636

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	24,690	11,202
(Decrease) increase in accounts payable, accrued liabilities and accounts payable with related parties	258,006	(20,567)
	125,749	(778,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	799,483
Options exercised for common shares	-	96,680
	-	896,163

Change in cash during the period	125,749	117,888
Cash, beginning of period	115,568	284,757

Cash, end of period	$241,317	$402,645

	2020	2019
Cash paid during the 6-month period for interest	$-	$-
Cash paid during the 6-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended June 30, 2020 and 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893
Private placement	5,926,301	799,483	-	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	-	13,116
Loss for the three months	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$(111,233,402)	$1,478,406

Stock-based compensation	-	-	409,520	-	-	-	409,520
Loss for the three months	-	-	-	-	-	(859,934)	(859,934)
Balance, June 30, 2019	311,782,595	$109,241,572	$5,997,350	$(1,264,194)	$(853,400)	$(112,093,336)	$1,027,992

Options exercised	700,000	134,089	(69,773)	-	-	-	64,316
Stock-based compensation	-	-	4,844	-	-	-	4,844
Loss for the three months	-	-	-	-	-	(443,426)	(443,426)
Balance, September 30, 2019	312,482,595	$109,375,661	$5,932,421	$(1,264,194)	$(853,400)	$(112,536,762)	$653,726

Stock-based compensation	-	-	3,653	-	-	-	3,653
Loss for the three months	-	-	-	-	-	(311,808)	(311,808)
Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571

Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,317

Stock-based compensation	-	-	3,616	-	-	-	3,616
Loss for the three months	-	-	-	-	-	(270,463)	(270,463)
Balance, June30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,265,047)	$187,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and related adverse public health developments, have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

2. BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2020. Operating results for the six-month period ended June 30, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.

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
June 30, 2020
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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $14,766 during the six months ended June 30, 2020 and $13,932 during the six months ended June 30, 2019.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Assets:	June 30, 2020	Quoted Pricesin Active Markets (Level 1)	Significant OtherObservable Inputs (Level 2)	SignificantUnobservable Inputs (Level 3)
Cash	$241,317	$241,317	$—	$—

Total	$241,317	$241,317	$—	$—

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

3. EQUIPMENT

	December 31, 2019 Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2020 Net Book Value
Computer equipment	$6,967	$-	$(1,154)	$5,813

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(2,307)	$6,967

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Expressed in US Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

June 30, 2020	Scandium and other

Balance, June 30, 2020, December 31, 2019	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% interest in the Nyngan property in New South Wales, Australia (NSW). A definitive feasibility study was completed on the property in 2016.

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of June 30, 2020, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

5. RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2020, the Company expensed a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2019, the Company expensed a consulting fee of $51,000 to one of its directors.

As at June 30, 2020, the Company owed $460,074 to various directors and officers of the Company. (December 31, 2019 - $269,165)

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Expressed in US Dollars) (Unaudited)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2018	29,065,000	$0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Expired	(2,540,000)	0.16

Outstanding, December 31, 2019	34,610,000	0.188
Granted	8,525,000	0.065
Expired	(8,360,000)	0.159

Outstanding, June 30, 2020	34,775,000	$0.165

Number currently exercisable	34,775,000	$0.165

As at June 30, 2020, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	100,000	100,000	0.225	July 11, 2020*
	25,000	25,000	0.150	July 11, 2020*
	400,000	400,000	0.115	August 28, 2020
	4,300,000	4,300,000	0.100	November 5, 2020
	4,850,000	4,850,000	0.130	February 8, 2021
	4,800,000	4,800,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	6,100,000	6,100,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	5,025,000	5,025,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,425,000	8,425,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025

	34,775,000	34,775,000

* These options expired unexercised on July 11, 2020.

As at June 30, 2020 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $358,963 (December 31, 2019 - $Nil).

Stock-based compensation

During the 6-month period ended June 30, 2020, the Company recognized stock-based compensation of $258,376 (June 30, 2019 - $422,636) in the statement of operations and comprehensive loss. There were 8,525,000 stock options granted during the 6-month period ended June 30, 2020 (June 30, 2019 – 9,860,000).

The weighted average fair value of the options granted in the quarter was C$0.065 (June 30, 2019 – C$0.15).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Expressed in US Dollars) (Unaudited)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 6-month period ended June 30 are as follows:

	2020	2019

Risk-free interest rate	1.31%	2.31
Expected life	5 years	5 years
Volatility	86.26%	90.40%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7. TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2020, and December 31 2019	$1,033,333	1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8. SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2020	Australia	United States	Total

Equipment	$-	$5,813	$5,813
Mineral property interests	704,053	-	704,053

	$704,053	$5,813	$709,866

December 31, 2019	Australia	United States	Total

Equipment	$-	$6,967	$6,967
Mineral property interests	704,053	-	704,053

	$704,053	$6,967	$711,020

9. SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430 (C$500,000) from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2020 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2019, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 (the “Annual Statements”).

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

The information contained within this report is current as of August 11, 2020 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Technical information in this Form 10Q, including the MD&A, has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director of and consultant to Scandium International.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources” and “indicated resources”. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the U.S. Securities and Exchange Commission (“SEC”) does not recognize them. Canadian mining disclosure standards differ from the requirements of the SEC under SEC Industry Guide 7, and reserve and resource information referenced in this Form 10-Q may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve.” Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources” or “indicated mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Disclosure of “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as “reserves” under SEC standards.

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

The Company was formed in 2006, under the name Golden Predator Mines Inc. As part of a reorganization and spin-out of the Company’s precious metals portfolio in March 2009, the Company changed its name to EMC Metals Corp. In order to reflect our emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY.”

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold exploration stage properties in Australia, known as the “Honeybugle Scandium Property,” and in Finland, known as the “Kiviniemi Scandium Property.”

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia” or “EMC-A”), which also holds the Honeybugle Scandium Property.

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

During the second quarter of 2020, we focused on Nyngan Scandium Project activities including scandium marketing arrangements.

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

The Feasibility Study has been developed and compiled to an accuracy level of +15%/-5% by a globally recognized engineering firm that has considerable expertise in laterite deposits and process facilities, as well as in smaller mining and processing projects, and has excellent familiarity with the Nyngan Scandium Project location and environment.

Nyngan Scandium Project Highlights

●
Capital cost estimate for the Project is US$87.1 million,
●
Annual scandium oxide product volume averages 37,690 kg per year, over 20 years,
●
Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
●
Operating cost estimate for the Project is US$557/kg scandium oxide,
●
Project Constant Dollar NPV10% is US$177 million, NPV8% is US$225 million,
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

On April 20, 2020 the Company announced that it received a favorable ‘Notice of Proposed Decision’ (the “Notice”) from the Deputy Secretary, Mining, Exploration and Geoscience (Government of New South Wales, Australia), related to the landowner objection.

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

The Notice makes clear the advice received to date is to be understood as a proposed decision, rather than a final decision. At the time the Notice was issued, the affected parties were offered an additional 21 days to file any additional information or arguments. The Deputy Secretary committed to consider any additional submissions and render a final decision on the matter. The Company offered very limited additional input, but the landowner did make further submissions, we understand. These further submissions remain under review by the Deputy Secretary, and have delayed a final determination on the matter.

We continue to have every expectation the final determination will be delivered on the basis of the proposed decision, as supported by a thorough opinion document shared with the Company by the decision makers. However, if the Department Secretary’s decision upholds the landowner objection, the Company believes that outcome will not delay or prevent the development of the Nyngan Scandium Project, as is generally characterized in the 2016 Feasibility Study.

As of the date of this Form 10-Q, the Department Secretary has not made a final determination on the validity of the landowner objection.

Downstream Scandium Products

In February 2011, we announced the results of a series of laboratory-scale tests investigating the production of aluminum-scandium master alloys directly from aluminum oxide and scandium oxide feed materials. The overall objective of this research was to demonstrate and commercialize the production of aluminum-scandium master alloy using impure scandium oxide as the scandium source, potentially significantly improving the economics of aluminum-scandium master alloy production. In October 2019, the Company was granted Patent No. 10450634, titled “Scandium-Containing Master Alloys And Method For Making The Same.”

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

Master Alloy Capability Demonstrated

On February 24, 2020, the Company announced the completion of a three year, three stage program to demonstrate the capability to manufacture aluminum-scandium master alloy (Al-Sc2%), from scandium oxide, using a patent pending melt process involving aluminothermic reactions.

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

Impression Technologies Ltd. (“ITL”), based in Coventry, UK. ITL is a privately-held technology company, developing and licensing its advanced aluminum forming technology, Hot Form Quench (“HFQ®”), to automotive, aerospace, rail and electronics industries, globally. ITL manufactures custom parts for customers with its patented HFQ® technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that cannot otherwise be similarly formed today.

PAB Coventry Ltd. (“PAB”), based in Coventry, UK. PAB is a privately-held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the premium market segment of the British automotive industry for decades.

Eck Industries Inc. (“Eck”), based in Manitowoc, Wisconsin, USA. Eck is a privately-held manufacturer of precision sand cast parts, and engineering services. Eck Industries operates a 210,000 sq. ft. facility with over 250 employees, and 110 customers. Customer segments include commercial aircraft parts, automotive and trucking cast parts, military drivetrain casings, marine propulsion system castings, and military aerospace components.

Grainger & Worrall Ltd. (“GW”), based in Shropshire, UK. GW is a privately-held manufacturer of precision sand cast parts, and engineering services. GW is a well-recognized precision air-set sand cast parts manufacturer in the UK, specializing in low to intermediate volume cast parts for commercial automotive, motorsports/racing, defense, marine, and aerospace applications.

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

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately-held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based alloys.

AML Technologies (“AML”), an Adelaide, Australia based start-up company with proprietary technology for applying aluminum alloys to additive layer manufacturing processes, also commonly referred to as 3D printing.

Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately-held manufacturer of precision high-pressure die cast parts, and offers prototyping, machining, finishing and engineering services, employing both aluminum and copper-based alloys.  BAL exports approximately 80% of its products to customers outside of France.

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

Cerium-Scandium Aluminum Alloy Program Agreement

On February 27, 2020, the Company announced signing a Program Agreement with Eck Industries (“ECK”) located in Manitowoc, Wisconsin, to pursue novel alloy development of a combined cerium-scandium aluminum alloy, based on previous work done independently by the companies in this area.

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
●
Program work is protected by existing patent applications filed by ECK.

Nyngan Scandium Project - Planned Activities for 2020-2021

The following steps are planned for the Nyngan Project during the 2020 and 2021 calendar years:

●
Complete master alloy pilot trials and optimization work in Q1 2020 (completed),
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

Highlights of initial drilling program results include the following:
●
The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11).
●
EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters.
●
The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling.
●
The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest.
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

Highlights

●
Kiviniemi property previously identified for scandium and explored by GTK.
●
Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential.
●
Early resource upgrade work done for GTK promising, confirmed by SCY.
●
Property is all-weather accessible, close to infrastructure.
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

Other Developments – Second Quarter 2020

Critical Metals Recovery Technology Program

On May 13, 2020, we announced the Company’s pursuit of copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations.

Recovery metals targeted by this application include cobalt, copper, nickel, scandium, and zinc, and possibly other metals and rare earth elements, depending on recovery economics. The suitability of this IX technology, and the target metal opportunities, vary with the specifics of individual orebodies, and associated SX plant characteristics. Depending on specific project variables, and the value and volume of critical metals recovered, the end result economics are expected to be significant to the parties involved.

Concept Highlights

●
IX technology offers rapid deployment to existing Cu operation waste streams,
●
Recoveries target critical metals with transparent, established markets,
●
Includes potential for significant scandium production alongside other products,
●
Represents near term production sources that can address security of supply issues, conflict metal issues, and concentrated supply source issues, and
●
The concept has real potential to deliver positive economic benefits to both SCY and the established copper producers that can host this program.

Program Discussion

The copper industry is fully aware of the opportunity to harvest valuable metals from copper process waste streams, and the industry does so with significant success today in precious metals. Most specialty metals recovery work has historically been considered un-economic, based on effective recovery costs and recovered metals pricing. The technology in this area has advanced, improving both operating costs and recoveries. New, technology-driven uses for critical metals are stressing supply channels. Traditional jurisdiction risk concerns are now multiplied by ethical sourcing issues, and long-term sustainability questions, all of which elevate the interest in broader, more localized sourcing. These issues are receiving heightened governmental and industry priority, and metals markets customers are now seeking and favoring new, economic, responsible solutions.

On the basis of this dynamic critical metals opportunity, and the fact that SCY has a significant capability to apply advanced mineral recovery technologies to the separation of critical metals from both ores and waste streams, the Company began a search for a North American scandium production source. This effort immediately recognized an attractive economic value in secondary recoveries of other critical metals from certain copper operations, in addition to scandium, specifically from source systems employing solvent extraction techniques. Depending on orebody specifics, the residual metals content in raffinate can also include economically recoverable quantities of cobalt, nickel, additional copper, and other valuable metals.

The potential new revenue stream of the combined metals residual varies by orebody, and also by the specifics of the mineral processing systems in place, but collectively the metals basket is more instantly marketable and shows superior economics to the solo scandium target we had in mind at the start. This IX technology also represents a viable precursor for direct refining cobalt, nickel and potentially copper into high purity sulfate product forms, as required for battery manufacture, specifically in the electric vehicle (EV) industry.

This SCY program is led by SCY’s Chief Technology Officer, Willem P.C. Duyvesteyn, who is the primary inventor of close to 100 US patents and patent applications in the field of materials processing and commercial recovery processes for base metals, specialty metals, and chemical compounds. The Company has filed for patent protection on various aspects of its relevant technical program ideas with the US Patent Office, using technical information from preliminary bench scale testing with actual copper SX raffinate solutions.

The Company believes this work can be demonstrated with a working and successful copper plant installation, with proven knowhow, and intends to pursue a copper industry partner to demonstrate the economic viability of this technology. It is the Company’s intent to fully participate in the operation, ownership and production economics associated with a plant asset that is developed in concert with that partner.

This new critical metals recovery program contains a scandium component that utilizes the same technology applied to other targeted critical metals recoveries. This program is intended to allow SCY to benefit from early and attractive scandium production, in addition to producing a basket of other metals with currently established markets. The program has the potential to generate commercial scale scandium production from the USA and the Americas, which produces little or no scandium today. Early scandium production can be expected to more quickly build the nascent scandium market globally, thus supporting the development of the Company’s Nyngan and Honeybugle scandium assets in Australia.

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were down by $243,426 due to lower consulting fees, travel expenditures, general and administrative fees, and exploration expenses. Also, during the six-month period the Company received funds from the sale of a royalty interest.

The Company’s results when comparing Q2 2020 to Q2 2019 reflect a decrease of $176,671 in cash operating costs due to lower consulting fees, exploration, travel expenditures, general and administrative fees, professional fees and travel.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2020						2018
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(270,463)	(146,014)	(311,807)	(443,426)	(859,934)	(332,766)	(543,316)	(461,781)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2020

The net loss for the quarter was $270,463, a decrease of $589,471 from $859,934 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q2 2020 vs. Q2 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$405,904	In Q2 of 2020 only 100,000 stock options were issued versus 5,075,000 in Q2 of 2019 leading to this favourable non-cash variance.
Consulting	$71,613	The Company released several contractors who were no longer required, resulting in this positive variance in the current quarter.
General and administrative	$20,892	The decrease in this expense is due to the downturn of activity in Q2 2020 compared to Q2 2019.
Exploration	$60,119	Very limited work was done on our exploration projects in Q2 2020. Higher levels of activity occurred in Q2 2019 resulting in this positive variance.
Travel and entertainment	$12,431	No travel in Q2 2020 was due to an overall decrease in Company activities when compared to Q2 2019.
Professional fees	$11,744	Lower 2020 activity levels resulted in the favourable variance.
Foreign exchange	$6,896	The Company maintains a significant portion of our cash in Canadian dollar accounts. The US dollar weakened against most world currencies in Q2 2020 whereas in Q2 2019 the US dollar was strengthening.
Salaries and benefits	$186	This favourable variance is due to foreign exchange impacts to accrued payments due individuals.
Insurance	$(315)	The slightly higher cost in Q2 2020 is due to overall increases in insurance premiums for the Company’s operations.

Results of Operations for the six months ended June 30, 2020

The net loss for the six-month period was $416,477, a decrease of $776,223 from $1,192,700 in the same six-month period of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Six-months ended June 30, 2020 vs. six-months ended June 30, 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$382,430	In January of 2020 the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.
Stock-based compensation	$164,260
In the first six months of 2020 the Company issued 8,525,000 stock options at an average price of C$0.065. In the comparative period in 2019, the Company issued 5,075,000 stock options at an average price of C$0.15. The lower price of the options issued in the current year resulted in a much lower expense despite more options being issued.

Consulting	$136,856	The Company released several contractors who were no longer required, resulting in this positive variance in the current quarter.
General and administrative	$52,934	The decrease in this expense is due to the downturn of activity in 2020 compared to 2019.
Travel and entertainment	$22,504	Less travel in 2020 was due to an overall decrease in Company activities when compared to 2019.
Exploration	$17,974	With the Company in a conservation of cash mode in 2020, less funds were expended on this activity.
Professional fees	$13,403	Lower 2020 activity levels resulted in the favourable variance.
Salaries and benefits	$725	This favourable variance is due to foreign exchange impacts on accrued payments due individuals.
Insurance	$(970)	The slightly higher cost in 2020 is due to overall increases in insurance premiums for the Company’s operations.
Foreign exchange	$(13,895)	The Company maintains a significant portion of our cash in Canadian dollar accounts. The US dollar strengthened against most world currencies in 2020 whereas in 2019 the US dollar was weakening

Cash flow discussion for the six-month period ended June 30, 2020 compared to June 30, 2019

The cash inflow for operating activities was $125,749, an increase of $904,024 (June 30, 2019 – ($778,275)), due mainly to the sale of a royalty interest.

Cash inflows from financing activities of $Nil reflect the fact that there were no private placements or options exercised in the current six month period when compared to the six month period ended June 30, 2019, in which there was private placements of $799,483, and options exercised of $96,680.

Financial Position

Cash

The Company’s cash position increased during the six-month period by $125,749 to $241,317 (December 31, 2019 - $115,568) due to the sale of a royalty interest.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $24,690 to $21,073 during the six-month period due to funds received from cancellation of promotion events and the amortization of prepaid expenditures (December 31, 2019 - $45,763).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $1,154 to $5,813 (December 2019 - $6,967) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $258,006 to $796,230 (December 2019– $538,224) due to the continued deferral of salaries to certain individuals.

Capital Stock

Capital stock remained the same at $109,375,661 (December 31, 2019 - $109,375,661).

Additional paid-in capital increased by $258,376, to $6,194,450 (December 31, 2019 - $5,936,074) as a result of the expensing of stock options.

Liquidity and Capital Resources

At June 30, 2020, the Company had a working capital of $(533,840) including cash of $241,317 as compared to a working capital of $(376,893) including cash of $115,568 at December 31, 2019.

At June 30, 2020, the Company had a total of 34,775,000 stock options exercisable between CAD$0.065 and CAD$0.37 that have the potential upon exercise to generate a total of C$5,736,375 in cash over the next five years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 312,482,595 issued and outstanding common shares and 34,650,000 stock options currently outstanding at a weighted average exercise price of CAD$0.165.

Off-balance sheet arrangements

At June 30, 2020, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2020, the Company paid a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2019, the Company paid a consulting fee of $51,000 to one of its directors.

As at June 30, 2020, the Company owed $460,074 to various directors and officers of the Company (December 31, 2019 - $269,165).

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans,” “expects” or “does not expect,” “is expected,” “estimates”, “intends,” “anticipates” or “does not anticipate,” or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may,” “could,” “would,” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Scandium International to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals and risks relating to the COVID-19 pandemic. While Scandium International has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Scandium International expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)
32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)
32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2020, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)
(Registrant)

Date: August 7, 2020	By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer