Form 10-Q
period 2020-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2020-11-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 9, 2020, the registrant’s outstanding common stock consisted of 313,282,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2020

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2020	December 31, 2019

ASSETS

Current
Cash	$145,825	$115,568
Prepaid expenses and receivables	14,952	45,763

Total Current Assets	160,777	161,331

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	5,237	6,967
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$881,511	$883,795

LIABILITIES AND EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$380,745	$269,059
Accounts payable with related parties (Note 5)	578,353	269,165

Total Liabilities	959,098	538,224

Equity (Deficiency)
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 312,482,595 (2019 – 312,482,595)	109,375,661	109,375,661
Treasury stock (Note 7) (1,033,333 common shares) (2019 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,194,450	5,936,074
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(113,530,104)	(112,848,570)

Total Equity (Deficiency)	(77,587)	345,571

Total Liabilities and Equity (Deficiency)	$881,511	$883,795

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

EXPENSES
Amortization (Note 3)	$576	$576	$1,730	$1,730
Consulting	40,499	98,159	103,064	297,580
Exploration	19,694	46,828	48,875	93,983
General and administrative	69,802	126,118	223,985	333,235
Insurance	8,048	7,808	24,321	23,111
Professional fees	7,235	7,353	44,095	57,616
Salaries and benefits	116,139	114,823	344,549	343,958
Stock-based compensation (Notes 5 & 6)	-	4,844	258,376	427,480
Travel and entertainment	234	32,550	3,892	58,712

	(262,227)	(439,059)	(1,052,887)	(1,637,405)

Foreign exchange gain (loss)	(2,830)	(4,367)	(11,077)	1,279
Sale of royalty (Note 9)	-	-	382,430	-

Loss and comprehensive loss for the period	$(265,007)	$(443,426)	$(681,534)	$(1,636,126)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding – basic and diluted	312,482,595	311,926,082	312,482,595	309,914,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(681,534)	$(1,636,126)
Items not affecting cash:
Amortization	1,730	1,730
Stock-based compensation	258,376	427,480

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	30,811	24,198
Increase in accounts payable, accrued liabilities and accounts payable with related parties	420,874	156,626
	30,257	(1,026,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	799,483
Options exercised for common shares	-	160,996
	-	960,479

Change in cash during the period	30,257	(65,613)
Cash, beginning of period	115,568	284,757

Cash, end of period	$145,825	$219,144

	2020	2019
Cash paid during the 9-month period for interest	$-	$-
Cash paid during the 9-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended September 30, 2020 and 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893
Private placement	5,926,301	799,483	-	-	-	-	799,483
Options exercised	1,075,000	197,778	(101,098)	-	-	-	96,680
Stock-based compensation	-	-	13,116	-	-	-	13,116
Loss for the three months	-	-	-	-	-	(332,766)	(332,766)
Balance, March 31, 2019	311,782,595	$109,241,572	$5,587,830	$(1,264,194)	$(853,400)	$(111,233,402)	$1,478,406

Stock-based compensation	-	-	409,520	-	-	-	409,520
Loss for the three months	-	-	-	-	-	(859,934)	(859,934)
Balance, June 30, 2019	311,782,595	$109,241,572	$5,997,350	$(1,264,194)	$(853,400)	$(112,093,336)	$1,027,992

Options exercised	700,000	134,089	(69,773)	-	-	-	64,316
Stock-based compensation	-	-	4,844	-	-	-	4,844
Loss for the three months	-	-	-	-	-	(443,426)	(443,426)
Balance, September 30, 2019	312,482,595	$109,375,661	$5,932,421	$(1,264,194)	$(853,400)	$(112,536,762)	$653,726

Stock-based compensation	-	-	3,653	-	-	-	3,653
Loss for the three months	-	-	-	-	-	(311,808)	(311,808)
Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571

Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,317

Stock-based compensation	-	-	3,616	-	-	-	3,616
Loss for the three months	-	-	-	-	-	(270,463)	(270,463)
Balance, June30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,265,047)	$187,470

Loss for the three months	-	-	-	-	-	(265,057)	(265,057)
Balance, September 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,530,104)	$(77,587)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

2.
BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2020. Operating results for the nine-month period ended September 30, 2020 may not necessarily be indicative of the results for the year ending December 31, 2020.

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
September 30, 2020
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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $14,766 during the nine months ended September 30, 2020 and $13,932 during the nine months ended September 30, 2019.

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2020	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$145,825	$145,825	$—	$—

Total	$145,825	$145,825	$—	$—

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

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. Accounting Standards Update 2020-05 – Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) changed the effective date for Leases (Topic 842) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has evaluated that this guidance will have little or no impact on its financial statements.

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

3.
EQUIPMENT

	December 31, 2019 Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2020 Net Book Value
Computer equipment	$6,967	$-	$(1,730)	$5,237

	December 31, 2018 Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(2,307)	$6,967

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Expressed in US Dollars) (Unaudited)

4.
MINERAL PROPERTY INTERESTS

September 30, 2020	Scandium and other

Balance, September 30, 2020, December 31, 2019	$704,053

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

In April 2019, the Company received notice from the New South Wales Department of Planning and Environment (the “Department”) that, due to a procedural issue within the Department, the Company’s Mine Lease Grant (“ML 1763”) pertaining to the Nyngan Scandium Project, previously issued by the Department, is invalid. On September 10, 2020, the Company announced receipt of a Final Determination letter from the Deputy Secretary, Mining, Exploration and Geoscience resolving the outstanding objection filed by the landowner in 2016. This Final Determination will allow all measured and indicated resources included in the Nyngan Scandium Project Definitive Feasibility Study (“DFS”) to be reinstated in a Mining Lease grant. In May 2019, the Company filed a new mine lease application with the Department, related to the Nyngan Scandium Project to compensate for the procedural issue. On July 24, 2019, the Company announced that a new mine lease (“ML 1792”) had been granted.

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

5.
RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2020, the Company expensed a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2019, the Company expensed a consulting fee of $76,500 to one of its directors.

As of September 30, 2020, the Company owed $578,353 to various directors and officers of the Company. (December 31, 2019 - $269,165)

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Expressed in US Dollars) (Unaudited)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2018	29,065,000	$0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Expired	(2,540,000)	0.16

Outstanding, December 31, 2019	34,610,000	0.188
Granted	8,525,000	0.065
Expired	(8,885,000)	0.159

Outstanding, September 30, 2020	34,250,000	$0.165

Number currently exercisable	34,250,000	$0.165

As at September 30, 2020, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	4,300,000	4,300,000	0.100	November 5, 2020*
	4,850,000	4,850,000	0.130	February 8, 2021
	400,000	400,000	0.370	August 19, 2021
	400,000	400,000	0.225	August 19, 2021
	400,000	400,000	0.150	August 19, 2021
	400,000	400,000	0.065	August 19, 2021
	4,400,000	4,400,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,625,000	4,625,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,025,000	8,025,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025

	34,250,000	34,250,000
       * 800,000 of these options were exercised in early November for proceeds of C$80,000 (US$60,344). 3,500,000 options expired unexercised November 5, 2020.

As at September 30, 2020 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $414,412 (December 31, 2019 - $Nil).

Stock-based compensation

During the 9-month period ended September 30, 2020, the Company recognized stock-based compensation of $258,376 (September 30, 2019 - $427,280) in the statement of operations and comprehensive loss. There were 8,525,000 stock options granted during the 9-month period ended September 30, 2020 (September 30, 2019 – 9,860,000).

The weighted average fair value of the options granted in the 9-month period was C$0.065 (September 30, 2019 – C$0.09).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Expressed in US Dollars) (Unaudited)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 9-month period ended September 30 are as follows:

	2020	2019

Risk-free interest rate	1.31%	2.31%
Expected life	5 years	5 years
Volatility	86.26%	90.40%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.
TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2020, and December 31 2019	$1,033,333	1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.
SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2020	Australia	United States	Total

Equipment	$-	$5,237	$5,237
Mineral property interests	704,053	-	704,053

	$704,053	$5,237	$709,290

December 31, 2019	Australia	United States	Total

Equipment	$-	$6,967	$6,967
Mineral property interests	704,053	-	704,053

	$704,053	$6,967	$711,020

9.
SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430 (C$500,000) from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2020 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2019, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 (the “Annual Statements”).

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

The information contained within this report is current as of November 9, 2020 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project”). We also hold exploration stage properties in Australia, known as the “Honeybugle Scandium Property,” and in Finland, known as the “Kiviniemi Scandium Property.” In addition, the Company is pursuing copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations.

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

During the third quarter of 2020, we focused on Nyngan Scandium Project activities including scandium marketing arrangements. In addition, we pursued copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations..

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

The Feasibility Study concluded that the Nyngan Scandium Project has the potential to produce an average of 37,690 kilograms of scandium oxide (scandia) per year, at grades of 98.0%-99.8%, generating an after-tax cumulative cash flow over a 20 year Project life of US$629 million; with an NPV10% of US$177 million. The average process plant feed grade over the 20 year Project life is 409ppm of scandium.

The financial results of the Feasibility Study are based on a conventional flow sheet, employing continuous high pressure acid leach (HPAL) and solvent extraction (SX) techniques. The flow sheet was modeled and validated from METSIM modeling and considerable bench scale/pilot scale metallurgical test work utilizing Nyngan resource material. A number of the key elements of this flowsheet work have been protected by the Company under US patent applications.

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
●
Annual scandium oxide product volume averages 37,690 kg per year over 20 years,
●
Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
●
Operating cost estimate for the Project is US$557/kg scandium oxide,
●
Project Constant Dollar NPV10% is US$177 million, NPV8% is US$225 million,
●
Project Constant Dollar IRR is 33.1%,
●
Oxide product grades of 98-99.8% based on customer requirements,
●
Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
●
Project Reserve totaling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

The 2019 ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the definitive Feasibility Study. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, which was granted in 2017 as a Mining Lease, and later ruled invalid. The reduction in area between the initial and the replacement ML grants represented acreage protested in an “Agricultural Land’ objection lodged by a local landowner. The landowner holds freehold surface ownership over a portion of the original grant.

On September 10, 2020, The Company announced receipt of a Final Determination letter from the Deputy Secretary, Mining, Exploration and Geoscience resolving the outstanding objection filed by the landowner in 2016.
Written advice from the Department to the Company makes clear that all required independent investigative processes, and all affected party comment periods, are now completed, and the Department’s decision is final. There are further State Courts of Appeal available to the landowner, but the facts supporting this final decision are confirmed by the NSW Department of Primary Industry and follow governing Law. We believe the NSW Government will defend its decisions in any court of appeals to which it would be summoned.

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project Definitive Feasibility Study (“DFS”) to be reinstated in a new Mining Lease grant, for which the Company intends to file application.

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

During the 2015-2017 timeframe, we continued our own internal laboratory-scale investigations into the production of aluminum-scandium master alloys, furthering our understanding of commercial processes, and achievable recoveries. We also advanced our abilities to make a commercial-grade 2% scandium master alloy product.

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

During December 2017, the Company revised and renewed the scandium product offtake agreement with Alcereco. The revised agreement extends the deadline for initial production and shipments from the Nyngan Scandium Project from December 1, 2017, to as late as December 1, 2020. The revised offtake agreement does not provide for a mandatory annual minimum purchase volume of scandium oxide by Alcereco, and there is no requirement for payment in lieu of purchase. The Parties remain free to agree to further extensions on this offtake agreement, but it is unlikely that the Nyngan Scandium Project will be in production and able to deliver product within the next 24 months.

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

Letters of Intent

During 2018 and 2019, the Company announced that it entered into letter of intent (“LOI”) agreements with nine unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties to the LOI agreements have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing. The Company has signed no additional industry partnering LOI’s to date in 2020, but does plan to continue the LOI program of introducing scandium for trial testing by partners through agreements in the future.

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

The partnering entities in these LOI agreements are set out below:

Austal Ltd. (“Austal”) headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs, and is a recognized world leader in the design and construction of large aluminum commercial and defense vessels.

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

●
Complete master alloy pilot trials and optimization work in Q1 2020 (completed),
●
Pursue additional offtake agreements in support of planned future scandium sales,
●
With offtakes, seek construction financing for project, mid 2021,
●
Commence site construction with signed offtakes, with anticipated completion over 14 months, and
●
Initiate project commissioning earliest end 2022, with product available for sale by early 2023.

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
The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11).
EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters.
34
The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling.
35
The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest.
36
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
●
Includes potential for significant scandium production alongside other valuable products,
●
Represents near term production sources that can address security of supply issues, conflict metal issues, and concentrated supply source issues,
●
Represents a project focus on metals prominent in the US Critical Metals priority list, and on production from US and North American operation locations, and
●
Promises real potential to deliver positive economic benefits to both SCY and the established copper producers that can host this program.

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

On the basis of this dynamic critical metals opportunity, and the fact that SCY has a significant capability to apply advanced mineral recovery technologies to the separation of critical metals from both ores and waste streams, the Company began a search for a North American copper industry host, in order to build a Critical Metals Recovery (CRM) Project. This effort immediately recognized an attractive economic value from recovery of multiple metals, specifically metals used in lithium-ion battery manufacture, along with scandium, zinc and other metals present in source systems employing solvent extraction techniques.,

The potential new revenue stream of the combined metals residual varies by orebody, and also by the specifics of the mineral processing systems in place, but collectively the metals basket is more instantly marketable and shows superior economics to the solo scandium target we had in mind at the start. This IX technology also represents a viable precursor for direct refining cobalt, nickel and potentially copper into high purity sulfate product forms, as required for battery manufacture, specifically in the electric vehicle (EV) industry.

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

Other Developments – Third Quarter 2020

Patent Application For Use Of Scandium In Lithium-Ion Batteries

On September 24, 2020 the Company announced the filing of a provisional patent application with the US Patent Office seeking patent rights on various applications of scandium in lithium ion batteries. The patent application covers a number of scandium enhancements, including doping potential for both anodes and cathodes, and for solid electrolytes.

Patent Application Highlights:

●
US Patent Application filed for use of scandium in lithium ion battery applications.
●
Scandium doping applications are explained for anodes, cathodes and electrolytes.
●
Scandium offers conductivity advantages as a dopant, over other options, and
●
Scandium in other aluminum components offers numerous property improvements, including conductivity, strength and corrosion resistance.

Patent Application Discussion:

Rechargeable lithium ion batteries (LIBs) are a staple of everyday life. The search for improved performance through design and materials advances is intense today. Considerable effort is being expended in developing next-generation materials for LIBs that will make batteries safer, lighter, more durable, faster to charge, more powerful, and more cost-effective. A sampling of some of the more public efforts are as follows:

●
Minimizing or removing cobalt from cathode materials, based on cost, supply and geographic sourcing issues.
●
Improving the durability of liquid electrolytes with dopants, or substitution with safer and higher performing liquid or solid electrolyte systems.
●
Designing for higher voltage potential by utilizing different anode or cathode materials.
●
Determining combinations of metals that can better withstand harsh internal conditions.
●
Scandium, along with other specialty metals, has a clear role to play in each of these areas.

One particularly promising area for scandium contributions is in a lithium nickel manganese oxide (LNMO) battery. The cathode in this design substitutes manganese for cobalt, and supports a higher nickel content as well. The substitution then delivers higher working potentials (voltage), higher energy densities, and faster charge/discharge rates, all of which offer the promise of improved battery performance.

Delivering on that promise requires a number of improvements, including employing a dopant for stabilization of the manganese in the LNMO cathode, potential stabilization of lithium titanate (LTO) anode materials as well, and use of dopants to improve the conductivity of both these anode and cathode materials. Conventional liquid electrolytes may see improved function and longevity with the improved cathode and anode conductivity. Scandium represents a suitable and effective dopant in each of these applications.

Solid electrolytes represent another potential break-through improvement in LIBs. They will handle higher voltages, higher temperatures, greater power densities, are potentially easier to package, and are considered safer in use. Scandium represents a suitable and effective dopant in these applications, analogous to the use of scandium to stabilize solid zirconia electrolytes in solid oxide fuel cells.

Lithium ion batteries employ aluminum in a number of areas, specifically in cathode structure, current connectors, and in general battery structure. Aluminum-scandium alloys represent an enhanced aluminum alloy option, based on their combination of conductivity and strength.

The intent of this SCY patent filing was to advise the battery industry that scandium is a prospective dopant choice for enhanced performance of LIBs, both under existing design parameters and in particular for next-gen LNMO batteries. We want to ensure that battery research and design groups consider scandium additions, amongst their various materials choices, as they race to build a better lithium ion battery.

The Company’s operating intent remains focused on producing a scandium product, and advises that it considers the lithium ion battery markets to be a viable application for use.

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were down by $403,694 due to lower consulting fees, travel expenditures, general and administrative fees, and exploration expenses. Also, during the nine-month period the Company received funds from the sale of a royalty interest.

The Company’s results when comparing Q3 2020 to Q3 2019 reflect a decrease of $173,426 in cash operating costs due to lower consulting fees, exploration, travel expenditures, general and administrative fees and professional fees.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2020			2019				2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(265,057)	(270,463)	(146,014)	(311,807)	(443,426)	(859,934)	(332,766)	(543,316)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)

Results of Operations for the three months ended September 30, 2020

The net loss for the quarter was $265,057, a decrease of $178,369 from $443,426 in the same quarter of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q3 2020 vs. Q3 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Consulting	$57,660	The Company released several contractors who were no longer required, resulting in this positive variance in the current quarter positive variance in the current quarter.
General and administrative	$56,316	The decrease in this expense is due to the downturn of activity in Q3 2020 compared to Q3 2019.
Travel and entertainment	$32,316	In Q3 2019, the Company did extensive travel in Europe. In Q3 2020 there was no travel expense at all as the Company focused on cash preservation.
Exploration	$27,134	Limited work was done on our exploration projects in Q3 2020. Higher levels of activity occurred in Q3 2019 resulting in this positive variance.
Stock-based compensation	$4,844	All outstanding options have been fully expensed prior to Q3 2020 resulting in no charge in this quarter. In the corresponding quarter of 2019, there were still unvested options being expensed.
Foreign exchange	$1,537
The Company maintains a significant portion of our cash in Canadian dollar accounts. Subsequently, when the US currency lowers in value relative to Canadian currency (weakens), a book foreign exchange gain is recognized. The US dollar weakened against most world currencies in Q3 2020 creating the favorable variance.

Professional fees	$118	Costs are very much the same for the comparative quarters.
Insurance	$(240)	The slightly higher cost in Q3 2020 is due to overall increases in insurance premiums for the Company’s operations.
Salaries and benefits	$(1,316)	This unfavourable variance is due to foreign exchange impacts to accrued payments due individuals.

Results of Operations for the nine months ended September 30, 2020

The net loss for the nine-month period was $681,534, a decrease of $954,592 from $1,636,126 in the same nine-month period of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Nine-months ended September 30, 2020 vs. nine-months ended September 30, 2019 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$382,430	In January of 2020 the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.
Consulting	$194,516	The Company released several contractors who were no longer required, resulting in this positive variance in the current 9-month period.
Stock-based compensation	$169,104
In the first nine months of 2020 the Company issued 8,885,000 stock options at an average price of C$0.065. In the comparative period in 2019, the Company issued 5,075,000 stock options at an average price of C$0.15. The lower price of the options issued in the current year resulted in a much lower expense despite more options being issued.

General and administrative	$109,250	The decrease in this expense is due to the downturn of activity in 2020 compared to 2019.
Travel and entertainment	$54,820	Less travel in 2020 was due to an overall decrease in Company activities when compared to 2019. Also in Q3 2019, the Company did extensive travel in Europe.
Exploration	$45,108	With the Company in a conservation of cash mode in 2020, less funds were expended on this activity.
Professional fees	$13,521	Lower 2020 activity levels resulted in the favourable variance.
Salaries and benefits	$(591)	This unfavourable variance is due to foreign exchange impacts on accrued payments due individuals.
Insurance	$(1,210)	The slightly higher cost in 2020 is due to overall increases in insurance premiums for the Company’s operations.
Foreign exchange	$(12,356)
The Company maintains a significant portion of our cash in Canadian dollar accounts. Subsequently, when the US currency rises in value relative to Canadian currency (strengthens), a book foreign exchange loss is recognized. The US dollar strengthened against most world currencies in 2020 creating the unfavorable variance.

Cash flow discussion for the nine-month period ended September 30, 2020 compared to September 30, 2019

The cash inflow for operating activities was $30,257, an increase of $1,056,349 (September 30, 2019 – ($1,026,092)), due mainly to the sale of a royalty interest and overall lower operating costs.

Cash inflows from financing activities of $Nil reflect the fact that there were no private placements or options exercised in the current nine month period when compared to the nine month period ended September 30, 2019, in which there was private placements of $799,483, and options exercised of $160,996.

Financial Position

Cash

The Company’s cash position increased during the nine-month period by $30,257 to $145,825 (December 31, 2019 - $115,568) due mainly to the sale of a royalty interest.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $30,811 to $14,952 during the nine-month period due to funds received from cancellation of promotion events and the amortization of prepaid expenditures (December 31, 2019 - $45,763).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $1,730 to $5,237 (December 2019 - $6,967) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $420,874 to $959,098 (December 2019– $538,224) due to the continued deferral of salaries to certain individuals.

Capital Stock

Capital stock remained the same at $109,375,661 (December 31, 2019 - $109,375,661).

Additional paid-in capital increased by $258,376, to $6,194,450 (December 31, 2019 - $5,936,074) as a result of the expensing of stock options.

Liquidity and Capital Resources

At September 30, 2020, the Company had a working capital of $(798,321) including cash of $145,825 as compared to a working capital of $(376,893) including cash of $115,568 at December 31, 2019.

At September 30, 2020, the Company had a total of 34,250,000 stock options exercisable between CAD$0.065 and CAD$0.37 that have the potential upon exercise to generate a total of C$5,664,125 in cash over the next four and a half years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 313,282,595 issued and outstanding common shares and 29,950,000 stock options currently outstanding at a weighted average exercise price of CAD$0.165.

Off-balance sheet arrangements

At September 30, 2020, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2019, the Company expensed $314,104 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2020, the Company accrued a consulting fee of $76,500 to one of its directors.

As at September 30, 2020, the Company owed $578,353 to various directors and officers of the Company (December 31, 2019 - $269,165).

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

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. Accounting Standards Update 2020-05 – Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) changed the effective date for Leases (Topic 842) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has evaluated that this guidance will have little or no impact on its financial statements.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans,” “expects” or “does not expect,” “is expected,” “estimates”, “intends,” “anticipates” or “does not anticipate,” or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may,” “could,” “would,” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Scandium International to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals and risks relating to the COVID-19 pandemic. While Scandium International has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Scandium International expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

32.1
Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2
Section 1350 Certification of the Principal Financial Officer (filed herewith)

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2020, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer