Form 10-K
period 2020-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2021-03-01
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,493,219 as at June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 316,172,595 common shares as at February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

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

Glossary of Terms

“Company,” “SCY,” “we,” “us,” “our” and similar words of similar meaning refer to Scandium International Mining Corp.

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

Our primary development project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant and a development consent. We also hold an exploration license on a scandium mineral property located nearby Nyngan known as the “Honeybugle Scandium property” and a reservation on an exploration license on a scandium mineral property in Finland, known as the “Kiviniemi Scandium property.” In addition to these scandium mining project interests, the Company is pursuing copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, nickel, cobalt and other technology-driven metals from mineral processing solutions, and other acidic waste streams in certain acid leach copper operations. This project effort is known as the “Critical Metals Recovery (CMR) Project,” with a specific focus on North American opportunities.

Our plan of operation for the remainder of 2021 is to obtain copper industry partners for our ion exchange (IX) technology, and to subsequently secure offtake sales agreements with counterparties for those critical metals planned to be produced at participating separation sites. The Company continues to pursue scandium product customers for offtakes, either from critical metals projects or from the Nyngan Scandium Project product. We will seek additional funding for corporate working capital in 2021, and also for advanced development of an approved CMR Project, once that project is identified.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2020, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

Pursuant to a share exchange agreement dated June 30, 2017, the Company acquired the remaining 20% interest in EMC Metals Australia Pty. Ltd. from Scandium Investments LLC (“SIL”). On completion of the share exchange, the Company issued an aggregate of 58,830,645 common shares to SIL and granted to SIL the right to nominate two individuals to the board of the Company for so long as SIL holds at least 15% of SCY’s issued and outstanding shares, and one director for so long as SIL holds at least 5% but less than 15% of SCY’s issued and outstanding shares.

Business Operations

Company Summary

We are a mineral exploration and development company that is primarily focused on the development of scandium mineral resources, and scandium end-use markets, through identification of value-added applications for scandium in aluminum alloys and end products. The Company has also considered exploration and project development opportunities in rare earth minerals, and other specialty metals, specifically including nickel, cobalt, boron, manganese, tantalum, titanium, zirconium and high-purity alumina (HPA). We have not commenced construction on of any of our scandium projects, and as a result we are an exploration stage company.

Our principal project is the Nyngan Scandium Project located in New South Wales, Australia, in which we own 100% of the mineral rights. The Company is in possession of both a development consent and a mining lease grant on the property that corresponds to a definitive feasibility study on the Nyngan Scandium Project dated May 4, 2016 (the “Feasibility Study” or “DFS”), which was prepared independently in accordance with NI 43-101. The results of the DFS include a 16.9 million tonne measured and indicated resource (grading 235ppm at a 100ppm cut-off) and a 1.43 million tonne mineral reserve (combined proven and probable), based on economics established in that study. The DFS was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and on the SEC’s website (www.sec.gov). A summary of the DFS is provided herein under “Item 2. Properties – Description of Mineral Projects – Nyngan Scandium Project – Nyngan Feasibility Study.”

The Company also holds exploration licenses on two separate scandium-prospective properties:
●
an exploration license on the Honeybugle Scandium property, located 24 kilometers from the Nyngan Scandium Project, granted in 2014; and
●
an exploration license on the Kiviniemi Scandium Property a scandium-prospective property in central Finland, granted in 2018.

In addition, the Company is currently pursuing copper industry interest in our ion exchange (IX) technology and knowhow to recover various critical metals (usually including scandium) from mineral processing solutions and other acidic waste streams present in acid leach copper operations. This effort has a principal focus on opportunities in North America.

Corporate Objectives and Strategy

Our corporate focus is in the development of projects that enable the production and sale of scandium and scandium-based products. That scandium focus has now been expanded to include other specialty metals, identified by the US Department of Commerce in 2018 on a list of 35 critical metals, which specifically includes scandium. In this regard, the Company is pursuing various host project opportunities that can produce a basket of metal products, including scandium, along with other technology-driven critical metals.

The Nyngan Scandium Project remains the most advanced project in the Company portfolio at this time, with permitting largely complete and a published DFS on SEDAR. Subject to successful construction financing and customer sales agreements, we intend to develop the Nyngan Scandium Project for production and supply of scandium oxide and scandium-content products. The Company has been successful in developing capability to manufacture an aluminum-scandium master alloy product, specifically for sale to aluminum alloy customers. This additional product capability enhances the Company’s ability to sell scandium-containing products to the aluminum industry, and potentially generate additional margins in certain markets. For further information on the Nyngan Scandium Project, please refer to “Item 2. Properties - Description of Mineral Projects – Nyngan Scandium Project” and “Item 1A. Risk Factors.”

The Company is independently pursuing opportunities to deploy both ion exchange (IX) and solvent extraction (SX) separation technologies and knowhow to recover critical metals from mineral processing solutions and acidic waste streams, commonly found in copper leaching operations. The critical metals present are dependent on the specific operation, and value depends on concentration, but cobalt, nickel and scandium represent key targets for recovery. This strategy depends on SCY’s ability to identify suitable mine operations with acceptable economics and to establish hosting arrangements with existing mine operators that will support attractive project returns. For further information on our ion exchange technology, please refer to “Item 2. Properties - Description of Mineral Projects – Critical Metals Recovery Technology Program” and “Item 1A. Risk Factors.”

Global Scandium Production and Market

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury, and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions, and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as scandium oxide (Sc2O3), more properly known as scandia.

Global annual production estimates of scandium range from 15 tonnes to 20 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced. There are five known, primary production sources globally today: stockpiles from the former Zhovti Voty uranium mine in Ukraine, the rare earth mine at Bayan Obo in China, apatite mines on the Kola Peninsula in Russia, by-product production from titanium dioxide (TiO2) pigment refiners in China, and recent start-up production of scandium oxide concentrates from the Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.). Recent announcements from Rio Tinto indicate their Quebec titanium feedstock producer, Rio Tinto Fer et Titane (RTFT), is planning to initiate small scale scandium production in 2021, with expansion capability planned for the future.

There is no reliable pricing data on global scandium oxide trading. The U.S. Geological Survey (“USGS”) in its latest available report (dated January 2021) documents the 2020 price of scandium oxide (99.99% grade) at US$3,800/kg, indicating a reduction from the 2019 price estimate of US$3,900/kg. Small quantities of scandium oxide, suitable for laboratory investigations, are currently offered on the internet by traders for prices at this level. Larger quantities of oxide product at varying purities are available at considerably lower prices, typically below US$2,000/kg. Scandium oxide grades of 95% or greater are considered commercially suitable, with 99.9% grade used for electrical applications, and grades higher than 99.9% reserved for science and new technical applications. Scandium oxide grades of 95-99% are generally considered suitable for aluminum alloy applications.

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

Scandium can also be effectively purchased in the form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is the preferred form for manufacture of aluminum alloys containing scandium. The latest available 2021 USGS report indicates the 2020 price for Al-Sc 2% master alloy at US$340/kg, somewhat higher than the 2019 USGS average. Recent USGS estimated prices for Al-Sc 2% master alloy have also been high relative to commonly available prices, which have trended under US$100/kg and are available in one tonne lots or greater today.

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

Employees

As at January 1, 2021, we have 5 full and part time employees and 2 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

We may not be successful in attracting copper industry interest in our ion exchange (IX) technology. Our technology is designed to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations. Access to these processing streams is dependent on obtaining contractual relationships with existing copper mine operations. If we are unable to locate any existing copper mine operations willing to initiate access rights, then we may not be able to proceed with a CMR Project.

If we are successful at achieving scandium production, we may have difficulty selling scandium-containing products.  Scandium is characterized by unreliable supply, resulting in limited development of markets for scandium oxide. Markets may take longer to develop than anticipated, and Nyngan and other potential scandium producers may have to wait for products and applications to create adequate demand. Certain applications may require lengthy certification processes that could delay usage or acceptance. In addition, certain scandium applications require very high purity scandium product, which is much more difficult to produce than lower grade product. If we commence production, our inability to supply scandium in sufficient quantities, in a reliable and timely manner, and in the correct quality, could reduce the demand for any scandium produced from our projects and possibly render the project uneconomic.

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
Risks Related to the COVID-19 Pandemic. The current outbreak of the novel coronavirus (COVID-19) that was first reported from Wuhan, China in December 2019, and the spread of this virus could continue to have a material adverse effect on global economic conditions which may adversely impact our business. The World Health Organization (WHO) declared a global emergency on January 30, 2020 with respect to the outbreak and characterized it as a pandemic on March 11, 2020. Cases of COVID-19 have been reported in 223 countries, areas or territories as of February 17, 2021, including China, Australia, the United States, Canada and countries in the European Union. The extent to which the outbreak impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the outbreak or treat its impact, among others. Moreover, the actual and threatened spread of the coronavirus globally could also have a material adverse effect on the regional economies in which the Company intends to operate, continue to negatively impact stock markets and adversely impact the Company’s ability to raise capital. Any of these developments, and others, could have a material adverse effect on the Company’s business. In particular, the COVID-19 pandemic has resulted in restrictions including quarantines, closures, cancellations and travel restrictions, which may have a material adverse effect on the Company’s business including delays or disruptions in regulatory submissions, exploration activities on the Nyngan Scandium Project and CMR Project development.

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

Figure 1: Location of Nyngan Scandium Project

New South Wales

N
S
E
W
Moree
Coffs Harbour
Hillgrove
Cobar
Nyngan
Broken Hill
NYNGAN
Scandium
Northparkes
Hill End
Cadia
Cowal
Sydney
Mildura
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
0
100
200
400km
Australia

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

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independent definitive feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study” or “DFS”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

Confirmatory Metallurgical Test Results

The final Nyngan Project DFS contained several recommended confirmatory process investigations be undertaken prior to commencing detailed engineering and construction. Specific study areas included pressure leach (“HPAL”), counter-current decant circuits (“CCD”), solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. The Company engaged Altrius Engineering Services (AES) of Brisbane, Australia to undertake these studies, which AES devised and supervised at the SGS laboratory in Perth, Australia and at the Nagrom laboratory in Brisbane, Australia.

On June 29, 2016, the Company announced the results of the subsequent AES metallurgical test work, which confirmed recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the independent testing were as follows:

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary EMC Metals Australia Pty. Ltd. signed an Engineering, Procurement and Construction Management ("EPCM") contract with Lycopodium Minerals Pty Ltd ("Lycopodium"), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services.

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

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales, Australia, Department of Planning and Environment, (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s subsidiary, EMC Metals Australia Pty. Ltd. (“EMC Australia”), to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a complete document, including a Specialist Consultants Study Compendium, and was submitted to the Department on April 29, 2016.

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

Mining Lease:

During July 2019, EMC Australia received notice of approval for its mining lease (ML) application. The ML (ML 1792) overlays select areas previously covered by exploration licenses and represents the final major development approval required from the NSW Government to begin construction on the project. The ML 1792 grant is issued for a period of 21 years and is based on the development plans and intent submitted in the ML application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

The 2019 ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the definitive Feasibility Study. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, which was granted in 2017 as a mining lease (ML 1763), and later ruled invalid. At that time, it was unknown, to both the Department and the Company, that a local landowner had filed a prior, timely and valid objection to the granting of that mining lease. The reduction in area between the initial 2017 ML 1763 and the replacement 2019 ML 1792 represented acreage protested in an “Agricultural Land” objection lodged by a local landowner. The landowner holds freehold surface ownership over a portion of the original grant that was previously covered by the 2017 ML 1763.

On September 10, 2020, the Company announced receipt of a final determination letter from the Deputy Secretary, Department of Regional NSW, Division of Mining, Exploration and Geoscience resolving the outstanding objection filed by the landowner in 2016.

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, for which the Company intends to file application.

Patent Application Filings

Patent Application Filings
The Company is in the process of establishing a significant portfolio of intellectual property through the filing of scandium related patents both in the US and abroad.

To date, the following seven US patents have been granted to the Company:

TBD 10,450,634	Scandium Master Alloy Production Scandium-Containing Master Alloys And Method For Making The Same
10,378,085	Recovery Of Scandium Values Through Selective Precipitation Of Hematite And Basic Iron Sulfates From Acid Leachates
10,260,127	Method For Recovering Scandium Values From Leach Solutions
9,982,326	Solvent Extraction Of Scandium From Leach Solutions
9,982,325 8,372,367	Systems And Methodologies For Direct Acid Leaching Of Scandium-Bearing Ores System and Method for Recovering Boron Values from Plant Tailings

Below is a list of thirteen US patents that have been filed, but have not been granted yet:

US20200001407	Control Of Recrystallization In Cold-Rolled AlMn(Mg)ScZr Sheets For Brazing Applications
US20190161827	Extraction Of Scandium Values From Copper Leach Solutions
US20160289795	Systems and Processes for Recovering Scandium Values From Laterite Ores
US20190218645	Direct Scandium Alloying
US20120305452	Dry, Stackable Tailings and Methods for Producing the Same
US20110298270	In Situ Ore Leaching Using Freeze Barriers
US2012005585l	Low Carbon Dioxide Footprint for Coal Liquefaction
US20120204680	System and Method for Recovery of Nickel Values From Nickel-Containing Ores.
US20120207656	System and Method for Recovery of Scandium Values From Scandium-Containing Ores
Provisional (4)	Titles not yet publicly disclosed

Patent Applications Discussion:

●
These patents and patent applications cover novel, unique flowsheet designs, applicable to both scandium extraction and other metals extraction;
●
The patented designs on scandium are largely supported by test work done with Nyngan Scandium Project resource material and known design parameters;
●
The scandium patents cover HPAL system material flows, solvent extraction (SX), ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium; and
●
A number of the scandium-focussed designs are incorporated as part of the DFS.
●
Recovery by-product scandium from certain other mineral resources is also covered.
●
Recovery of base metals, such as copper, cobalt, nickel, manganese and aluminum from process solutions or waste products is also covered.
●
Use of scandium in lithium-ion batteries is addressed.

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

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project, as well as its Honeybugle project, and potentially from future by-product opportunities from leach solutions and/or waste products.
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

These patent claims are the result of ten years of metallurgical test work with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company’s Chief Technology Officer. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others without the Company’s consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

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

On March 5, 2018, the Company announced that it had initiated a small-scale pilot program (4kg scale) at the Alcereco Inc. metallurgical research facilities in Kingston, Ontario, to confirm and refine previous lab-scale work on the manufacture of aluminum-scandium 2% master alloy (MA). The program advanced the process understanding for commercial scale upgrade of Nyngan scandium oxide product to master alloy product.

The 2018 pilot program consisted of five separate trials on two MA product types, production of MA in various forms, and dross analysis to ascertain scandium recoveries to product. The mass of master alloy and product variants produced in the program totaled approximately 20kg and was completed in December of 2018. The results of the program included the successful production of 2% grade MA, with recoveries of scandium to product of 85%.

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

Aluminum Alloy Research Partner – Alcereco

In 2015, the Company entered into a memorandum of understanding (“MOU”) with Alcereco Inc. of Kingston, Ontario (“Alcereco”), forming a strategic alliance to develop markets and applications for aluminum alloys containing scandium. This MOU represented keen mutual interest in foundry-based test work on aluminum alloys containing scandium, based on understandings that Alcereco’s team had gained from prior work with Alcan Aluminum, and based on SCY’s twin goals of understanding and identifying quality applications for scandium, and also understanding the scandium value proposition for customers.

The Company subsequently sponsored considerable research work with the Alcereco team. This work has developed and documented the improvement in strength characteristics scandium can deliver to aluminum alloys without degrading other key properties. The Alcereco team has run multiple alloy mix programs where scandium loading is varied, in order to look at response to scandium additions on a cost/benefit basis. This work has been done in the context of industries and applications where these alloys are suitable for application today. The programs focused on 1000 series, 3000 Series, 5000 Series and 7000 Series Al-Sc alloys, and have served to make independent data and volume samples available for sales efforts.

Along with the signing of the MOU in 2015, the parties also signed an offtake agreement for scandium sales from the Nyngan Scandium Project. The 2015 offtake agreement specified product prices, annual delivery volumes, and timeframes for commencement of delivery of scandium oxide product. This offtake agreement expired in late 2017 and was renewed on similar price/volume terms, although the sale product was redefined to an aluminum-scandium 2% master alloy. Neither of these offtake agreements contained a mandatory annual minimum purchase volume of scandium product by Alcereco, nor any requirement for payment in lieu of purchase.

The 2017 Alcereco offtake agreement expired in December 2020, and was not renewed by the parties. Alcereco was seeking new company sponsorship at this time, was financially distressed, and the parties could see no benefit to renewal under those circumstances. Alcereco had notified SCY of a planned closure of operations in December, with future re-start possibilities unknown. Alcereco halted operations in late December, at which time all current programs with SCY were completed.

The results of our research work with Alcereco are positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions at and above 0.1%, and dramatic strengthening improvements with additions of 0.3%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that alloy hardening process techniques can have significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications. These findings belong to SCY, and can continue to be shared with select potential customers, as is deemed relevant to their specific areas of commercial interest.

Letters of Intent with Potential Customers

During 2018 and 2019, the Company announced that it entered into letter of intent (“LOI”) agreements with nine unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications

These formal LOI sampling agreements, with distinct industry segment leaders, represent a key marketing program for the Company, demonstrating how scandium will perform in specific products and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts and benefits of introducing scandium into their traditional aluminum feedstocks.

The partnering entities in these LOI agreements are set out below:

Austal Ltd. (“Austal”), headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company is a recognized world leader in the design and construction of large aluminum commercial and defense vessels.

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

Gränges AB (“Gränges”), based in Stockholm, Sweden. Gränges is a public company, traded on the NASDAQ Stockholm Stock Exchange (GRNG:OMX), and a large global player in the rolled aluminum products business, with production assets in Europe, USA, and China. Gränges holds a leading global position in rolled products for brazed heat exchangers.

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately held manufacturer of sand cast and gravity die cast parts, servicing a significant, global customer base.

AML Technologies (“AML”), is an Adelaide, Australia based start-up company with proprietary technology for applying aluminum wire alloys to additive manufacturing (3D printing) processes.

Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately held precision high-pressure die cast parts manufacturer, offering prototyping, machining, finishing and engineering services.

These LOI agreements are part of the Company’s marketing strategy to engage with innovative, research-capable partners, willing to test scandium in their applications. The various programs cover a wide range of specific testing and R&D efforts. Some of these trials delivered positive results to our program, while others did not show clear benefits from scandium additions, particularly as they relate to specific parts or individual partner processes. Each of the results has, however, progressed the Company forward in the pursuit of applications for scandium in aluminum alloys that outperform the incumbent alloy choices.

These programs have had very encouraging results in both the wrought and casting segments of the aluminum marketplace. Scandium has demonstrated an ability to deliver meaningful strength improvement, both at ambient temperature and at significantly elevated temperature, along with improved corrosion resistance, and superior welding characteristics, and to do so without diminished electrical conductivity, where that property is also demanded. These benefits have been documented by our work with Alcereco, reinforced by these commercial partner trials and testing, and will continue to support future customer trials and sales discussions.

The Company has similar agreements with other research capable partners whom do not wish to be publicly named at this time. The emphasis for the program is now to seek out additional testing partners who we know are best suited to advancing the scandium story. That priority comes in front of any ability to disclose those partners and ongoing programs prior to recognizing results. The Company plans to conduct further application-specific programs in pursuit of sales contracts with quality aluminum alloy customers across numerous industry segments.

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

Use Of Scandium In Lithium-Ion Batteries

On September 24, 2020 the Company announced the filing of a provisional patent application with the US Patent Office seeking patent rights on various applications of scandium in lithium-ion batteries. The patent application covers a number of scandium enhancements, including doping potential for both anodes and cathodes, and for solid electrolytes.

Patent Application Highlights:

●
US Patent Application filed for use of scandium in lithium-ion battery applications.
●
Scandium doping applications are explained for anodes, cathodes and electrolytes.
●
Scandium offers conductivity advantages as a dopant, over other options, and
●
Scandium in other aluminum components offers numerous property improvements, including conductivity, strength and corrosion resistance.

Patent Application Discussion:

Rechargeable lithium-ion batteries (LIBs) are a staple of everyday life. The search for improved performance through design and materials advances is intense today. Considerable effort is being expended in developing next-generation materials for LIBs that will make batteries safer, lighter, more durable, faster to charge, more powerful, and more cost-effective. A sampling of some these efforts are as follows:

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

One particularly promising area for scandium contributions is in a lithium nickel manganese oxide (LNMO) battery. The cathode in this design substitutes manganese for cobalt and supports a higher nickel content as well. The substitution then delivers higher working potentials (voltage), higher energy densities, and faster charge/discharge rates, all of which offer the promise of improved battery performance.

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

Solid state electrolytes (SSEs) represent another potential break-through improvement in LIBs. They will handle higher voltages, higher temperatures, greater power densities, are potentially easier to package, and are considered safer in use. Scandium represents a suitable and effective dopant in these applications, analogous to the use of scandium to stabilize solid zirconia electrolytes in solid oxide fuel cells. Recently technical papers (available upon request) covering the use of Lithium Super Ion Conductors (LiSICON) for SSEs have indicated that primary compounds containing scandium, such as Li3Sc2(PO4)3, LiScP2O7 and Li3Sc(BO3)2, LiScO2 as well as certain doped compounds such as Li1.33ScSi0.33P1.67O7, Li3.375Mg0.375Sc0.625(BO3)2, Li1.5Al0.33Sc0.17Ge1.5(PO4)3, etc. can provide desirable crystal structural frameworks for solid state electrolytes. Non-oxide LiSICON fast conductors have also been identified recently, such as some lithium cryolite types: Li3ScCl6, as well as its fluoride counterpart Li3ScF6.

Lithium-ion batteries employ aluminum in a number of areas, specifically in cathode structure, current connectors, and in general battery structure. Aluminum-scandium alloys represent an enhanced aluminum alloy option, based on their combination of conductivity and strength.

The intent of this SCY patent filing was to advise the battery industry that scandium is a prospective dopant choice for enhanced performance of LIBs, both under existing design parameters and in particular for next-gen LNMO batteries. We want to ensure that battery research and design groups consider scandium additions, amongst their various materials choices, as they race to build a better lithium-ion battery.

Nyngan Scandium Project - Planned Activities for 2021-2022

The following development steps are planned for the Company’s initiatives in 2021 and 2022;

●
Pursue scandium offtake agreements in support of future scandium product sales,
●
Seek copper industry host(s) for a CMR Project development.
●
CMR development includes a project LOI and advanced test work, pilot plant studies, and marketing samples generation in 2021,
●
Negotiate customer sales contracts for specific products planned for production, and raise capital for a CMR Project in 2022, on basis of success in a development program,
●
Commence construction of a CMR separation facility and an off-site product finish plant, in 2022.
●
Initiate project commissioning in early 2023, with product available for sale by mid-year 2023.

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

The Company does not consider the Honeybugle Scandium property to be a material property at this time. No resources or reserves are known to exist on the property. The property is classified as an Australian property for purposes of financial statement segment information.

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

During 2018 we performed site work at the Honeybugle Scandium property to meet the expenditure commitment to maintain the exploration license. Work performed during 2018 does not change the previous conclusions, as described above. No work was required or performed during 2019 and 2020.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at SCY is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the drill samples was carried out to industry standards for QA/QC. SCY employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0-4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Orange, for long-term storage.

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

During August 2018, an exploration license for the Kiviniemi Scandium property was granted from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. The exploration license requires us to report our exploration activities annually to Finland government agencies and to demonstrate in the annual reports that exploration work has been effective and systematic.

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

Kiviniemi Summary

The Kiviniemi property represents a medium grade scandium resource target that has remained unrecognized and overlooked by earlier exploration work, largely due to the absence of the more commonly sought-after minerals in the region, specifically copper, nickel and cobalt. We believe that Kiviniemi is Europe’s largest underdeveloped primary scandium mining resource.

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

Critical Metals Recovery Technology Program

On May 13, 2020, we announced our pursuit of copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations.

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

On the basis of this dynamic critical metals opportunity, and the fact that SCY has a significant capability to apply advanced mineral recovery technologies to the separation of critical metals from both ores and waste streams, the Company began a search for a North American copper industry host, in order to build a Critical Metals Recovery (CMR) Project. This effort immediately recognized an attractive economic value from recovery of multiple metals, specifically metals used in lithium-ion battery manufacture, along with scandium, zinc and other metals present in source systems employing solvent extraction techniques.,

The potential new revenue stream of the combined metals residual varies by orebody, and also by the specifics of the mineral processing systems in place, but collectively the metals basket is more instantly marketable and shows superior economics to the solo scandium target we had in mind at the start. This IX technology also represents a viable precursor for direct refining cobalt, nickel and potentially copper into high purity sulfate product forms, as required for battery manufacture, specifically in the electric vehicle (EV) industry.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2020
First quarter	0.095	0.060
Second quarter	0.135	0.060
Third quarter	0.135	0.110
Fourth quarter	0.230	0.110
Fiscal Year ended December 31, 2019
First quarter	0.220	0.145
Second quarter	0.170	0.110
Third quarter	0.190	0.095
Fourth quarter	0.145	0.075

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

	High	Low
January 2021	1.2788	1.2627
December 2020	1.2952	1.2718
November 2020	1.3257	1.2965
October 2020	1.3349	1.3122
September 2020	1.3396	1.3055
August 2020	1.3377	1.3042

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2019 and 2020.

	Year Ended December 31 (Canadian $ per U.S. $)
	2020	2019
Rate at end of Period	1.2732	1.2988
Low	1.2718	1.2988
High	1.4496	1.3600

As of February 25, 2021, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as at December 31, 2020 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	35,100,000	C$0.170	12,004,889
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	35,100,000	C$0.170	12,004,889

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2020.

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

The Company’s focus is on the exploration, evaluation and future development of its specialty metals assets, specifically the Nyngan Scandium Project and Honeybugle Scandium property located in New South Wales, Australia and the Kiviniemi scandium prospect in Finland, all of which are 100% owned by SCY. The Company is also actively seeking an appropriate copper mine owner to host an ion-exchange metals recovery project, designed to harvest select metals including scandium from recirculating process solutions. The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at any and all of its properties.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2020

Liquidity and Capital Resources

At December 31, 2020, we had working capital of $(951,674) including cash of $170,284 and current liabilities of $1,154,388 as compared to working capital of $(376,893) including cash of $115,568 at December 31, 2019.

At December 31, 2020, we had a total of 35,100,000 (2019 – 34,610,000) stock options exercisable between C$0.065 and C$0.37 (2019 – between C$0.10 and C$0.60) which have the potential upon exercise to generate a total of C$5,962,625 (2018 – C$6,513,250) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing to execute our business plan.

Our major capital requirement in the next 12 months relates to the start of construction on the Nyngan Scandium Project and our entry into a critical metals recovery program.

The Company will need additional funding to develop the Nyngan project into a mine in 2022 and will seek to raise additional equity financing at that time.

Results of Operations

Quarter ended December 31, 2020

The net loss for the quarter increased by $394,499 to $706,306 from a loss of $311,807 in the prior year mainly as a result of increased stock-based compensation costs which is partially offset by lower consulting fees. Details of the individual items contributing to the decreased loss are as follows:

Q4 2020 vs. Q4 2019 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Stock based compensation	($422,026)
In Q4 of 2020 the Company granted 5,900,000 stock options all of which vested immediately. In the comparative quarter of 2019, no options grant was made, and the only expense was the amortization of certain options that had a two-year vesting period.

Foreign exchange loss	($18,946)
In Q4 2020 the US dollar weakened against both the Canadian and Australian dollar. This meant that for any accounts payable held in Canadian and Australian dollars those liabilities increased. Such was not the case in the comparative quarter of one year ago.

General and administrative	($17,371)	The Q4 2020 expense is higher than in Q4 2019 due to higher property tax expense at our Nyngan project.
Exploration	($6,387)	The Company spent funds on procuring aluminum/scandium alloys at a higher cost when compared to the comparative quarter of 2019.
Professional fees	($3,497)	The higher cost in Q4 2020 is due to a general increase in fees for tax return filings and financial statement review.
Salaries and benefits	($2,168)	The slightly higher cost in Q4 2020 is due to the strengthening of the Australian dollar and against the US dollar.
Insurance	($631)	Higher insurance premiums for the Company when compared to one year ago results in this minor negative variance.
Travel	$11,869	The Company has curtailed travel due to the Corona virus pandemic in 2020 resulting in the much lower expenditure in the comparative periods.
Consulting	$64,661	The Company released several contractors who were no longer required, resulting in this positive variance in the current 3-month period.

Results of Operations for the Year ended December 31, 2020

The net loss for the year decreased by $560,097 to $1,378,840 from $1,947,934 in the prior year, mainly because of a one-time royalty sale and lower consulting and general and administrative costs. Details of the individual items contributing to the decreased net loss are as follows:

2020 vs. 2019 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$382,430	In January of 2020, the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.
Consulting	$259,177	The Company released several contractors who were no longer required, resulting in this positive variance in the current year.
General and administrative	$91,879	The decrease in this expense is due to the downturn of activity in 2020 compared to 2019.
Travel	$66,689	Less travel in 2020 was due to an overall decrease in Company activities when compared to 2019. Also, in Q3 2019, the Company did extensive travel in Europe.
Exploration	$38,721	With the Company in a conservation of cash mode in 2020, less funds were expended on this activity.
Professional fees	$10,024	Lower 2020 activity levels resulted in the favourable variance.
Insurance	($1,841)	The slightly higher cost in 2020 is due to overall increases in insurance premiums for the Company’s operations.
Salaries and benefits	($2,759)	The slightly higher cost in 2020 is due to the strengthening of the Australian dollar and against the US dollar.
Foreign exchange loss	($31,302)
In 2020 the US dollar weakened against both the Canadian and Australian dollar. This meant that for any accounts payable held in Canadian and Australian dollars those liabilities increased. Such was not the case one year ago.

Stock-based compensation	($252,922)	In 2020 the Company granted 14,425,000 stock options compared to 9,860,000 stock options issued in 2019. However, more immediate vesting provisions resulted in a higher expense in 2020.

Cash flow discussion for the year ended December 31, 2020 compared to December 31, 2019

The cash outflow from operating activities decreased by $1,211,649 to $81,981 (2019 – $1,129,668) due mainly to the sale of a royalty interest, increased accounts payable and overall lower operating costs.

Cash inflows from financing activities of $136,697 reflect no private placements in the year when compared with private placements of $799,484 in 2019. Cash inflows from exercises of stock options of $136,697 were lower than $160,995 for the year ending December 31, 2019.

Summary of quarterly results (US$)

	2019				2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(706,306)	(265,057)	(270,463)	(146,014)	(311,807)	(443,426)	(859,934)	(332,766)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)

Financial Position

Cash

The increase in cash of $54,716 to $170,284 (2019 - $115,568) results from lower operations spending.

Prepaid expenses and receivables

Prepaid expenses and receivables have decreased by $3,333 to $42,430 (2019 - $45,763) due to lower activity levels in 2020.

Reclamation bond

A reclamation bond of $11,444 was purchased for the Kiviniemi property in 2018.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office. The decrease of $2,307 to $4,660 at December 31, 2020 (2019 - $6,967) is due to depreciation of computer servers at the Sparks office.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2019 (2018 - $704,053).

Accounts Payable, Accounts payable with related parties and Accrued Liabilities

Accounts payable, accounts payable with related parties and accrued liabilities have increased by $616,164to $1,154,388 at December 31, 2020 (2019 – $538,224) due to the deferral of consulting fees and salaries.

Capital Stock

Capital stock increased by $251,410 to $109,627,071 (2019 - $109,375,661) due to stock option exercises.

Additional paid-in capital decreased by $569,342 to $6,505,416 (2019 - $5,936,074) as a result of stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2020 fiscal period.

Off-balance sheet arrangements

At December 31, 2020, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Transactions with related parties

During the year ended December 31, 2020, the Company expensed $542,722 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2019, the Company expensed $314,104 for stock options issued to Company directors.

During each of the years ended December 31, 2020 and December 31, 2019 the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2020, the Company owed $702,456 (2019 - $269,165) to officers of the Company.

Additional Information and Accounting Pronouncements

Outstanding share data

At February 25, 2021 we had 316,172,595 issued and outstanding common shares and 30,925,000 outstanding stock options at a weighted average exercise price of C$0.175. No warrants are outstanding at February 25, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2020 and 2019 we did not have any disagreement with our accountants on any matter of accounting principles, practices or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2020 and 2019 and audit reports thereon.	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1
Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)
Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)

3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(3)	2015 Stock Option Plan
10.2(1)	Management Contract with George Putnam dated May 1, 2010
10.3(4)	Management Contract with Edward Dickinson dated August 13, 2011
10.4(5)	Share Exchange Agreement dated June 30, 2017
21.1(7)	List of Subsidiaries
23.1(7)	Consent of Davidson & Company LLP
23.2(7)	Consent of Stuart Hutchin
23.3(7)	Consent of Dean Basile
23.4(7)	Consent of Geoffrey Duckworth
31.1(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(7)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(7)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

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

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Putnam	President, Principal Executive Officer, and Director	February 25, 2021
George Putnam

/s/ William Harris	Chairman and Director	February 25, 2021
William Harris

/s/ James Rothwell	Director	February 25, 2021
James Rothwell

/s/ Willem Duyvesteyn	Director	February 25, 2021
Willem Duyvesteyn

/s/ Warren Davis	Director	February 25, 2021
Warren Davis

/s/ Peter Evensen	Director	February 25, 2021
Peter Evensen

/s/ R.Christian Evensen	Director	February 25, 2021
R. Christian Evensen

/s/ Edward Dickinson	Principal Accounting Officer and Principal Financial Officer	February 25, 2021
Edward Dickinson

CONSOLIDATED FINANCIAL STATEMENTS

 YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Scandium International Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, changes in equity (deficiency), and cash flows for the years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mineral property interests impairment consideration

At December 31, 2020, the Company’s mineral property interests balance totaled $704,053. As more fully described in Note 2 to the financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether any indicators of impairment occurred, management uses judgments that include, among others, assumptions about management’s intentions and future exploration plans, the ability to fund continued exploration activities, forecasts on future scandium metal prices, and market capitalization. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that continued exploration will not likely occur requires significant judgment.

To test the Company’s impairment assessment, our audit procedures included, among others, assessing the Company’s right to explore in the relevant exploration area which included obtaining and assessing supporting documentation such as mining lease applications and final decisions from governmental bodies; evaluating the Company’s ability and intent to carry out significant exploration and evaluation activity; considering whether there was any other data or information that indicated the carrying amount of the capitalized mineral property interests would not be recovered in full from successful development or by sale; and assessing the adequacy of the associated disclosures in the financial statements.

We have served as the Company’s auditor since 2008.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

February 25, 2021

Scandium International Mining Corp.CONSOLIDATED BALANCE SHEETS(Expressed in US Dollars)

As at:	December 31, 2020	December 31, 2019

ASSETS

Current
Cash	$170,284	$115,568
Prepaid expenses and receivables	42,430	45,763

	212,714	161,331

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	4,660	6,967
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$932,871	$883,795

LIABILITIES AND EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$451,932	$269,059
Accounts payable with related parties (Note 5)	702,456	269,165

Total Liabilities	1,154,388	538,224

Equity (Deficiency)
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 314,032,595 (2019 – 312,482,595))	109,627,071	109,375,661
Treasury stock (Note 7) (1,033,333 common shares) (2019 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,505,416	5,936,074
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,236,410)	(112,848,570)

Total Equity (Deficiency)	(221,517)	345,571

Total Liabilities and Equity (Deficiency)	$932,871	$883,795

Nature and continuance of operations (Note 1)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

Years ended:	December 31, 2020	December 31, 2019

EXPENSES
Amortization (Note 3)	$2,307	$2,307
Consulting (Note 5)	129,553	388,730
Exploration	80,782	119,503
General and administrative	289,462	381,341
Insurance	33,298	31,457
Professional fees	53,795	63,818
Salaries and benefits	460,809	458,050
Stock-based compensation (Notes 5 & 6)	684,055	431,133
Travel and entertainment	5,180	71,868

	(1,739,241)	(1,948,207)

Foreign exchange gain (loss)	(31,029)	273
Sale of royalty (Note 11)	382,430	-

Loss and comprehensive loss for the year	$(1,387,840)	$(1,947,934)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	312,605,335	310,561,693

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended:	December 31, 2020	December 31, 2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(1,387,840)	$(1,947,934)
Items not affecting cash:
Amortization	2,307	2,307
Stock-based compensation	684,055	431,133
Changes in non-cash working capital items:
(Increase) decrease in prepaids and receivables	3,333	(6,812)
Increase in accounts payable, accrued liabilities and accounts payable with related parties	616,164	391,638
	(81,981)	(1,129,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	799,484
Options exercised for common shares	136,697	160,995
	136,697	960,479

Change in cash during the year	54,716	(169,189)
Cash, beginning of year	115,568	284,757

Cash, end of year	$170,284	$115,568

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

 Scandium International Mining Corp.
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)
 (Expressed in US Dollars)
	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Equity (Deficiency)

Balance, December 31, 2018	304,781,294	$108,244,311	$5,675,812	$(1,264,194)	$(853,400)	$(110,900,636)	$901,893
Private placement	5,926,301	799,484	-	-	-	-	799,484
Options exercised	1,775,000	331,866	(170,871)	-	-	-	160,995
Stock-based compensation	-	-	431,133	-	-	-	431,133
Loss for the year	-	-	-	-	-	(1,947,934)	(1,947,934)
Balance, December 31, 2019	312,482,595	109,375,661	5,936,074	(1,264,194)	(853,400)	(112,848,570)	345,571
Options exercised	1,550,000	251,410	(114,713)	-	-	-	136,697
Stock-based compensation	-	-	684,055	-	-	-	684,055
Loss for the year	-	-	-	-	-	(1,387,840)	(1,387,840)
Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

2.
SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

h)
Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2020 and 2019 there were no warrants outstanding and 35,100,000 options (2019 – 34,610,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

l)
Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2020, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	December 31,2020	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$170,284	$170,284	$—	$—

Total	$170,284	$170,284	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

3.	EQUIPMENT

2020
	December 31, 2019 Net Book Value	Additions (disposals)	Amortization	December 31, 2020 Net Book Value
Computer equipment	$6,967	$-	$(2,307)	$4,660

2019
	December 31, 2018 Net Book Value	Additions (disposals)	Amortization	December 31, 2019 Net Book Value
Computer equipment	$9,274	$-	$(2,307)	$6,967

4.	MINERAL PROPERTY INTERESTS

Scandium and other

Acquisition costs

Balance, December 31, 2020, 2019, and 2018	$704,053

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

4.	MINERAL PROPERTY INTERESTS (cont'd)

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As of December 31, 2020, no funds have been capitalized for this property. During fiscal 2018, a reclamation bond of $11,444 (€10,000) was placed.

  5.
RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company expensed $542,772 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2019, the Company expensed $314,104 for stock options issued to Company directors.

During each of the years ended December 31, 2020 and December 31, 2019 the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2020, the Company owed $702,456 (2019 - $269,165) to officers of the Company.

 6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

On March 21, 2019, the Company issued 5,926,301 common shares at a value of C$0.18 per common share for total proceeds of C$1,066,734 ($799,484).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont'd)

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2018	29,065,000	$0.19
Granted	9,860,000	0.15
Exercised	(1,775,000)	0.12
Expired	(2,540,000)	0.16

Outstanding, December 31, 2019	34,610,000	0.19
Granted	14,425,000	0.10
Exercised	(1,550,000)	0.12
Expired	(12,385,000)	0.14

Outstanding, December 31, 2020	35,100,000	$0.17

Number currently exercisable	35,100,000	$0.17

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont'd)

As at December 31, 2020, incentive stock options were outstanding as follows:

	Number of Options (outstanding)	Number of Options (exercisable)	Exercise Price in Canadian $	Expiry Date

Options
	4,100,000	4,100,000*	0.130	February 8, 2021
	400,000	400,000	0.370	August 19, 2021
	400,000	400,000	0.225	August 19, 2021
	400,000	400,000	0.150	August 19, 2021
	400,000	400,000	0.065	August 19, 2021
	4,400,000	4,400,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,625,000	4,625,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,025,000	8,025,000**	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025

	35,100,000	35,100,000
           *2,065,000 of these options were exercised subsequent to December 31, 2020. 2,035,000 expired unexercised.
              ** 75,000 of these options were exercised subsequent to December 31, 2020.

As at December 31, 2020 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $1,891,329 (2019 - $Nil).

  Stock-based compensation

During the year ended December 31, 2020, the Company recognized stock-based compensation of $684,055 (December 31, 2019 - $431,133) in the statement of loss and comprehensive loss. There were 14,425,000 stock options granted during the year ended December 31, 2020 (December 31, 2019 – 9,860,000).

The weighted average fair value of the options granted in the year was C$0.10 (2019 - C$0.15).

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont'd)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the year ended December 31,2020 are as follows:

	2020	2019

Risk-free interest rate	2.31%	2.31%
Expected life	5 years	5 years
Volatility	90.40%	90.40%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7.
TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2020, 2019, and 2018	$1,033,333	1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2020	Australia	United States	Total

Equipment	$-	$4,660	$4,660
Mineral property interests	704,053	-	704,053

	$704,053	$4,660	$708,713

December 31, 2019	Australia	United States	Total

Equipment	$-	$6,967	$6,967
Mineral property interests	704,053	-	704,053

	$704,053	$6,967	$711,020

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

9.
INCOME TAX
A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2020	2019

Loss before income taxes	$(1,387,840)	$(1,947,934)

Expected income tax (recovery)	(361,000)	(506,000)
Change in statutory, foreign exchange rates, and other	120,000	(3,000)
Permanent difference	182,000	112,000
Impact of foreign exchange	(190,000)	263,000
Adjustment to prior years provision versus statutory tax returns	(293,000)	(3,278,000)
Change in unrecognized deductible temporary differences	542,000	3,412,000
Total Income tax expense (recovery)	$-	$-

  The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	2020	2019
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,803,000	$1,715,000
Property and equipment	104,000	65,000
Share issue costs	-	-
Marketable securities	19,000	19,000
Allowable capital losses	1,845,000	1,845,000
Non-capital losses available for future periods	6,450,000	6,075,000
	10,261,000	9,719,000
Unrecognized deferred tax assets	(10,261,000)	(9,719,000)
Net deferred tax assets	$-	$-

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Expressed in US Dollars)

9.
INCOME TAX (cont'd)

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2020	Expiry Date Range	2019	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$6,937,000	No expiry date	$6,551,000	No expiry date
Property and equipment	400,000	No expiry date	251,000	No expiry date
Marketable securities	145,000	No expiry date	145,000	No expiry date
Allowable capital losses	7,250,000	No expiry date	7,097,000	No expiry date
Non-capital losses available for future periods	24,807,000	2020 to 2040	22,965,000	2019 to 2039

10.
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no major non-cash transactions in the year ended December 31, 2020 and 2019.

There were no amounts paid for taxes and interest in the years ended December 31, 2020 and December 31, 2019.

11.
SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430 (C$500,000) from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

12.
SUBSEQUENT EVENT

Subsequent to year-end 2,065,000 options were exercised at C$0.13 for proceeds of C$268,450 (US$211,334). Also 75,000 options were exercised at C$0.065 for proceeds of C$4,875 (US$3,861).