Form 10-Q
period 2021-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2021-05-12
CIK 1408146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 10, 2021, the registrant’s outstanding common stock consisted of 316,272,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 THREE MONTHS ENDED MARCH 31, 2020

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2021	December 31, 2020

ASSETS

Current
Cash	$249,901	$170,284
Prepaid expenses and receivables	36,092	42,430

Total Current Assets	285,993	212,714

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	4,189	4,660
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$1,005,679	$932,871

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities	$494,481	$451,932
Accounts payable with related parties (Note 5)	817,788	702,456

Total Liabilities	1,312,269	1,154,386

Equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 316,272,595 (2020 – 314,032,595)	110,033,074	109,627,071
Treasury stock (Note 7) (1,033,333 common shares) (2020 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,326,477	6,505,416
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,548,547)	(114,236,410)

Total Equity	(306,590)	(221,517)

Total Liabilities and Equity	$1,005,679	$932,871

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2021	March 31, 2020

EXPENSES
Amortization (Note 3)	$471	$577
Consulting	25,096	30,375
Exploration	15,252	15,961
General and administrative	124,282	62,450
Insurance	8,959	8,239
Professional fees	29,497	27,545
Salaries and benefits	116,936	113,570
Stock-based compensation (Note 6)	-	254,760
Travel and entertainment	-	3,657

	(320,492)	(517,134)

Foreign exchange gain (loss)	8,355	(11,310)
Sale of royalty (Note 9)	-	382,430

Loss and comprehensive loss for the period	$(312,137)	$(146,014)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	314,431,061	312,482,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(312,137)	$(146,014)
Items not affecting cash:
Amortization	471	577
Stock-based compensation	-	254,760

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	6,338	13,958
Increase in accounts payable, accrued liabilities and accounts payable with related parties	157,881	71,780
	(147,447)	(406,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	-
Options exercised for common shares	227,064	-
	227,064	-

Change in cash during the period	79,617	195,061
Cash, beginning of period	170,284	115,568

Cash, end of period	$249,901	$310,629

	2021	2020
Cash paid during the 3-month period for interest	$-	$-
Cash paid during the 3-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2021 and 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571
Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,317

Stock-based compensation	-	-	3,616	-	-	-	3,616
Loss for the three months	-	-	-	-	-	(270.463)	(270,463)
Balance, June 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,265,047)	$187,470

Loss for the three months	-	-	-	-	-	(265,057)	(265,057)
Balance, September 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,530,104)	$(77,587)

Options exercised	1,550,000	251,410	(114,713)	-	-	-	136,697
Stock-based compensation	-	-	425,679	-	-	-	425,679
Loss for the three months	-	-	-	-	-	(706,410)	(706,410)
Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)

Options exercised	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,037)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,547)	$(306,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

2.
BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 and with our Annual Report on Form 10-K filed with the SEC on February 28, 2021. Operating results for the three-month period ended March 31, 2021 may not necessarily be indicative of the results for the year ending December 31, 2021.

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
March 31, 2021
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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $7,383 during the quarter ended March 31, 2021 and $7,383 during the quarter ended March 31, 2020.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	March 31,2021	Quoted Pricesin Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$249,901	$249,901	$—	$—

Total	$249,901	$249,901	$—	$—

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Financial Accounting Standards Board (“Board”) is issuing this Update as part of its initiative to reduce complexity in accounting standardsThis standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented this standard for Q1, 2021, with little or no impact on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The Company has implemented this standard for Q1, 2021, with little or no impact on its financial statements.

3.
EQUIPMENT

	December 31, 2020 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2021 Net Book Value
Computer equipment	$4,660	$-	$(471)	$4,189

	December 31, 2019 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2020 Net Book Value
Computer equipment	$6,967	$-	$(577)	$6,390

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Expressed in US Dollars) (Unaudited)

4.
MINERAL PROPERTY INTERESTS

March 31, 2021	Scandium and other

Balance, March 31, 2021, December 31, 2020	$704,053

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

5.
RELATED PARTY TRANSACTIONS

During the 3-month period ended March 31, 2021, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2021, the Company expensed a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2020, the Company expensed a consulting fee of $25,500 to one of its directors.

As at March 31, 2021, the Company owed $817,788 to various directors and officers of the Company. (December 31, 2020 - $702,456)

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Expressed in US Dollars) (Unaudited)

6.
STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2019	34,610,000	$0.19
Granted	14,425,000	0.10
Exercised	(1,550,000)	0.12
Expired	(12,385,000)	0.14

Outstanding, December 31, 2020	35,100,000	0.17
Exercised	(2,240,000)	0.13
Expired	(2,035,000)	0.13

Outstanding, March 31, 2021	30,825,000	$0.175

Number currently exercisable	30,825,000	$0.175

As at March 31, 2021, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	400,000	400,000	0.370	August 19, 2021
	400,000	400,000	0.225	August 19, 2021
	400,000	400,000	0.150	August 19, 2021
	400,000	400,000	0.065	August 19, 2021
	4,400,000	4,400,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,625,000	4,625,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,025,000	8,025,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22,2025
	5,900,000	5,900,000	0.140	November13,2025

	30,825,000	30,825,000

As at March 31, 2021 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $1,466,802 (December 31, 2020 - $1,891,329).

Stock-based compensation

During the 3-month period ended March 31, 2021, the Company recognized stock-based compensation of $Nil (March 31, 2020 - $254,760) in the statement of operations and comprehensive loss. There were no stock options granted during the 3-month period ended March 31, 2021 (March 31, 2020 – 8,425,000).

The weighted average fair value of the options granted in the quarter was C$ Nil (2020 – C$0.065).

10

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Expressed in US Dollars) (Unaudited)

6.
CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 3-month period ended March 31 are as follows:

	2021	2020

Risk-free interest rate	N/A	1.31%
Expected life	N/A	5 years
Volatility	N/A	86.26%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.
TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2021, and December 31, 2020	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.
SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2021	Australia	United States	Total

Equipment	$-	$4,189	$4,189
Mineral property interests	704,053	-	704,053

	$704,053	$4,189	$708,242

December 31, 2020	Australia	United States	Total

Equipment	$-	$4,660	$4,660
Mineral property interests	704,053	-	704,053

	$704,053	$4,660	$708,713

9.
SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of C$500,000 from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

10.
SUBSEQUENT EVENT

On May 3, 2021, 6,175,000 options to purchase common shares were granted to officers, directors, employees and consultants at an exercise price of C$0.18 and expiring on May 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2020 and March 31, 2021 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2020 and the three-month period ended March 31, 2021. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 10, 2021 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing projects, specifically for the production and sale of scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

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

Our most advanced development project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant and a development consent. We also hold an exploration license on a scandium mineral property located near Nyngan known as the “Honeybugle Scandium property” and a reservation on an exploration license on a scandium mineral property in Finland, known as the “Kiviniemi Scandium property.”

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

We are also pursuing industry interest in our technology and capability to produce high purity alumina (HPA) from various aluminum-containing feedstocks. This project effort is known as the “HPA Project,” and it has a focus on global opportunities. This opportunity can be considered as complimentary to specific CMR Projects located at copper mines, could be associated with non-mine aluminum feedstock suppliers on-site, or could be stand-alone. Aluminum is also included on the US Department of Commerce 35 Critical Metals list, and the Company considers HPA to be contained within its CMR program descriptions and initiatives at this time. The Company filed for US Patent Office protection through patent application filings on HPA processing technology in 2020.

Corporate activity during the first quarter of 2021 focused on pursuit of copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations. In addition, we pursued Nyngan Scandium Project activities including scandium marketing arrangements.

Our plan of operation for the remainder of 2021 is to obtain copper industry partners for our ion exchange (IX) technology, and to subsequently secure offtake sales agreements with counterparties for those critical metals planned to be produced at participating separation sites. We also intend to pursue industry partners for our HPA recovery technology, and subsequently secure offtake agreements for the benefit of any participating HPA manufacturing facilities where we have direct interest. The Company continues to pursue scandium product customers for offtakes, either from critical metals projects or from the Nyngan Scandium Project product.

We will seek additional funding for corporate working capital in 2021, and also for advanced development of an approved CMR Project or an HPA Project, once specific project targets are identified and ready for active progression.

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

Figure 2: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

Note: All Exploration Licenses and Leases described in Figure 2 are held 100% by EMC-A.

Nyngan Project Ownership

The Company originally acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia” or “EMC-A”), which also holds the Honeybugle Scandium Property.

The Company funded the acquisition of these project assets and rights from Jervois Mining Ltd. with proceeds from a June 2014 US$2.5M Convertible Note, issued by Scandium Investments LLC (“SIL”). The convertible option was subsequently exercised by SIL in August 2015, whereby SIL became a 20% JV owner in Nyngan and Honeybugle, as a 20% shareholder in EMC Australia.

In June 2017, pursuant to a share exchange agreement, the Company acquired SIL’s 20% interest in EMC Australia in exchange for an aggregate of 58,830,645 SCY common shares. At that time, SIL also received a right to nominate two individuals to the board of the Company for so long as SIL holds at least 15% of SCY’s issued and outstanding

Today SCY owns a 100% interest in EMC Australia, which currently holds a 100% interest in both the Nyngan and Honeybugle scandium projects.

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016 and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study” or the “DFS”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

The financial results of the Feasibility Study are based on a conventional flow sheet, employing continuous high pressure acid leach (HPAL) and solvent extraction (SX) techniques. The flow sheet was modeled and validated from METSIM modeling and considerable bench scale/pilot scale metallurgical test work utilizing Nyngan resource material. A number of the key elements of this flowsheet work have been protected by the Company under US patent applications, four of which have been granted, with two of those four directly applicable in the flowsheet applied to the current Feasibility Study.

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

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery and consolidate a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project. The entire body of work demonstrates a viable, conventional process flow sheet utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

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

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommended the Nyngan Scandium Project owners seek finance and proceed to construction. Recommendations were made therein for additional immediate work, notably to complete some optimizing flow sheet studies, and to initiate as early as possible detailed engineering required on certain long-lead capital items. The Company has subsequently completed certain confirmatory flow sheet studies and test results, but intends to defer cost on detailed project engineering until such time as long term offtake agreements for scandium product have been secured.

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

Environmental Permitting/Development Consent/Mining Lease

On May 2, 2016, the Company announced the filing of an Environmental Impact Statement (“EIS”) with the New South Wales Department of Planning and Environment (the “Department”) in support of the planned development of the Nyngan Scandium Project. The EIS was prepared by R.W. Corkery & Co. Pty. Limited, on behalf of the Company’s subsidiary, EMC Australia, to support an application for Development Consent for the Nyngan Scandium Project. The EIS is a self-contained set of documents, which includes a Specialist Consultants’ Study Compendium, and is considered the foundational environmental document used to seek a Development Consent.

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

The conclusion statement in the EIS reads as follows: “In light of the conclusions included throughout this Environmental Impact Statement, it is assessed that the Proposal could be constructed and operated in a manner that would satisfy all relevant statutory goals and criteria, environmental objectives and reasonable community expectations.”

Development Consent:

The Development Consent is considered the key approval required to build a mine facility in Australia. As the Nyngan Scandium Project is considered a State Significant Project (capital cost + A$30 million), the Minister of Planning and Environment is designated to manage the investigation and approval process for any granting of a Development Consent.

On November 10, 2016, the Company announced that the Development Consent had been granted. This Development Consent represents an approval to develop the Nyngan Scandium Project and is based on facts and findings contained in the EIS. The Development Consent follows an in-depth review of the EIS, the project plan, community impact studies, public EIS exhibition and commentary, and economic viability, and involved more than 12 specialized governmental agencies and groups.

Mining Lease:

During July 2019, EMC Australia received notice of approval for its most current mining lease (ML) application. The ML (ML 1792) overlays select areas previously covered by exploration licenses and represents the final major development approval required from the NSW Government to begin construction on the project. The ML 1792 grant is issued for a period of 21 years and is based on the development plans and intent submitted in the ML application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

Written advice from the Department to the Company makes clear that all required independent investigative processes, and all affected party comment periods, were completed, and the Department’s decision in this dispute matter is final. There are further state courts of appeal available to the landowner, but the facts supporting this final decision are confirmed by the NSW Department of Primary Industry and follow governing law.

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, which will require the filing of a new mine lease application.

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

On March 5, 2018, the Company also announced that it filed for patent protection on certain process refinements for master alloy manufacture that it believes are novel methods, and also on certain product variants that it believes represent novel forms of introducing scandium more directly into aluminum alloys. In April of 2021, the Company was granted Patent No. 10,988,830, titled “Scandium Master Alloy Production.”

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

The 2017 Alcereco offtake agreement expired in December 2020, and was not renewed by the parties. Alcereco was seeking new company sponsorship at this time, was financially distressed, and the parties could see no benefit to renew under those circumstances. Alcereco had notified SCY of a planned closure of operations in December, with future re-start possibilities unknown. Alcereco halted operations in late December, at which time all current programs with SCY were completed.

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

Letters of Intent

During 2018 and 2019, the Company announced that it entered into letter of intent (“LOI”) agreements with nine unrelated partnering entities. In each LOI, we have agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties to the LOI agreements have agreed to report the parameters and general results of the testing program utilizing these scandium-containing alloys, upon completion of testing. The Company has signed no additional industry partnering LOI’s to date in 2021, but does plan to continue the LOI program of introducing scandium for trial testing by both existing and new partners through general agreements in the future.

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

The partnering entities in these formal 2018-2019 LOI agreements are set out below:

Austal Ltd. (“Austal”) headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs, and is a recognized world leader in the design and construction of large aluminum commercial and defense vessels. Austal continues to test and report on material samples, both plate and wire, under this program.

Impression Technologies Ltd. (“ITL”), based in Coventry, UK. ITL is a privately-held technology company, developing and licensing its advanced aluminum forming technology, Hot Form Quench (“HFQ®”), to automotive, aerospace, rail and electronics industries, globally. ITL manufactures custom parts for customers with its patented HFQ® technology, which enables the single-pass forming of complex, lightweight, high-strength aluminum parts that cannot otherwise be similarly formed today. ITL has completed their samples testing and no further testing is planned at this time.

PAB Coventry Ltd. (“PAB”), based in Coventry, UK. PAB is a privately-held manufacturing and prototyping company offering specialty metal parts and design capabilities, serving the automotive, aerospace, defense and HVAC industries. PAB has been a well-known parts and forms supplier to the premium market segment of the British automotive industry for decades. PAB has completed their samples testing and no further testing is planned at this time.

Eck Industries Inc. (“Eck”), based in Manitowoc, Wisconsin, USA. Eck is a privately-held manufacturer of precision sand cast parts, and engineering services. Eck Industries operates a 210,000 sq. ft. facility with over 250 employees, and 110 customers. Customer segments include commercial aircraft parts, automotive and trucking cast parts, military drivetrain casings, marine propulsion system castings, and military aerospace components. ECK continues to test and report on scandium material samples, and to employ both scandium and cerium in samples they cast for their external customers.

Grainger & Worrall Ltd. (“GW”), based in Shropshire, UK. GW is a privately-held manufacturer of precision sand cast parts, and engineering services. GW is a well-recognized precision air-set sand cast parts manufacturer in the UK, specializing in low to intermediate volume cast parts for commercial automotive, motorsports/racing, defense, marine, and aerospace applications. GW has completed their samples testing and no further testing is planned at this time.

Gränges AB (“Gränges”), based in Stockholm, Sweden. Gränges is a public company, traded on the NASDAQ Stockholm Stock Exchange (GRNG:OMX), and a large global player in the rolled aluminum products business, with production assets in Europe, USA, and China, and a worldwide customer base, majority concentrated in the USA. Gränges is focused on advanced aluminum materials, and holds a leading global position in rolled products for brazed heat exchangers, which it estimates at 20%. Granges has completed their samples testing and no further testing is planned at this time.

Ohm & Häner Metallwerk GmbH & Co. GK (“O&H”), based in Olpe, Germany. O&H is a privately-held manufacturer of sand cast and gravity die cast parts, using metal alloys, servicing a significant, global customer base. O&H produces over 3,000 individual cast parts, and currently works with over 40 different alloys, primarily aluminum and copper-based alloys. O&H has completed their samples testing and no further testing is planned at this time.

AML Technologies (“AML”), an Adelaide, Australia based start-up company with proprietary technology for applying aluminum alloys to additive layer manufacturing processes, also commonly referred to as 3D printing. AML continues to test and report on scandium wire samples, under this program.

Bronze-Alu Group (“BAL”), based in La Couture-Boussey, northern France. BAL is a privately-held manufacturer of precision high-pressure die cast parts, and offers prototyping, machining, finishing and engineering services, employing both aluminum and copper-based alloys.  BAL exports approximately 80% of its products to customers outside of France. BAL has completed their samples testing and no further testing is planned at this time.

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

The intent of this SCY patent filing was to advise the battery industry that scandium is a prospective dopant choice for enhanced performance of LIBs, both under existing design parameters and in particular for next-generation LNMO batteries. We want to ensure that battery research and design groups consider scandium additions, amongst their various materials choices, as they race to build a better lithium-ion battery.

Principal Projects - Planned Activities for 2021-2022

The following development steps are planned for the Company’s initiatives in 2021 and 2022:

●
Pursue scandium offtake agreements in support of future scandium product sales,
●
Seek copper industry host(s) for a CMR Project development,
●
With an identified copper project host, commence CMR development which includes a project LOI, advanced test work, pilot plant studies, and marketing samples generation, beginning in 2021,
●
Investigate and identify suitable customers for specific products planned for production,
●
With results of a successful CMR development program with a copper host, raise capital for a CMR Project in 2022.

The Company intends to commence construction of a CMR separation facility and an off-site product finish plant in 2022, to commission a project in early 2023, and make product available for sale by mid-2023. Project work on a potential HPA project will follow a similar course to a CMR Project, simultaneously, and also subject to identifying suitable industry partners, in individual situations where a partner is deemed required.

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

Recovery metals targeted by this application include cobalt, copper, nickel, scandium, and zinc, and possibly other metals and rare earth elements, specifically including high purity alumina (HPA), depending on recovery economics. The suitability of this IX technology, and the target metal opportunities, vary with the specifics of individual orebodies, and associated SX plant characteristics. Depending on specific project variables, and the value and volume of critical metals recovered, the end result economics are expected to be significant to the parties involved.

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

On the basis of this dynamic critical metals opportunity, and the fact that SCY has a significant capability to apply advanced mineral recovery technologies to the separation of critical metals from both ores and waste streams, the Company began a search for a North American copper industry host, in order to build a Critical Metals Recovery (CMR) Project. This effort immediately recognized an attractive economic value from recovery of multiple metals, specifically metals used in lithium-ion battery manufacture, along with scandium, zinc and other metals present in source systems employing solvent extraction techniques.

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

The Company has made two filings with the US Patent Office seeking patent protection on various aspects of its relevant technical program ideas, using technical information from preliminary bench scale testing with actual copper SX raffinate solutions. The first of those applications, filed in 2018, was granted in April 2021, US Patent No, 10,988,828, titled ‘Extraction of Scandium Values from Copper Leach Solutions”. The Company believes this extraction technology can be demonstrated with a working and successful copper plant installation, with proven knowhow. The Company intends to pursue a copper industry partner to demonstrate the economic viability of this technology, t and to fully participate in the operation, ownership and production economics associated with a plant asset that is developed in concert with that partner.

Operating results - Revenues and Expenses

The Company’s results reflect higher operating costs. Cash expenditures were up by $58,224 due to higher patent fees, property taxes at Nyngan and statutory filing fees. Also, during the three-month period one year ago, the Company received funds from the sale of a royalty interest.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2021	2020				2019
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-		-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(312,137)	(706,306)	(265,057)	(270,463)	(146,014)	(311,807)	(443,426)	(859,934)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Results of Operations for the three months ended March 31, 2021

The net loss for the quarter was $312,137, an increase of $166,123 from $146,014 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2021 vs. Q1 2020 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$(382,430)	In January of 2020, the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.
General and administrative	$(61,832)	The increase in Q1 2021 when compared to the same period one year ago is due to new patent registrations, property tax accruals in Australia and the timing of reporting filing fees.
Salaries and benefits	$(3,366)	This unfavorable variance is due to foreign exchange impacts to accrued payments due individuals.
Professional fees	$(1,952)	Costs are substantially the same for the comparative quarters.
Insurance	$(719)	The slightly higher cost in Q1 2021 is due to overall increases in insurance premiums for the Company’s operations.
Amortization	$106	The slightly lower expense is attributable to certain assets being fully depreciated in Q1 2021.
Exploration	$709	Limited work is being done on exploration. Costs are relatively the same on a comparative basis from 2021 to 2020.
Travel and entertainment	$3,657	No travel costs were incurred in the current quarter as the Company conserves cash.
Consulting	$5,279	The use of contractors has been curtailed as the Company conserves cash.
Foreign exchange	$19,665	The US dollar has continued to weaken against the Canadian dollar resulting in this favorable variance in Q1 2021. The opposite was true in the comparative period of 2020.
Stock-based compensation	$254,760
All outstanding options have been fully expensed prior to Q1 2021 resulting in no charge in this quarter. In the corresponding quarter of 2020, there was an option grant resulting in the much higher non-cash expense.

Cash flow discussion for the three-month period ended March 31, 2021 compared to March 31, 2020

The cash outflow for operating activities was $147,447, an increase of $342,508 (March 31, 2020 – $195,061), due mainly to the sale of a royalty interest in Q1 2020 and costs for patents, property taxes and filing fees in Q1 2021.

Cash inflows from financing activities of $227,064 reflect the fact that there were options exercised in the current three-month period when compared to the three- month period ended March 31, 2020, in which there were no private placements or options exercised.

Financial Position

Cash

The Company’s cash position increased during the three-month period by $79,617 to $249,901 (December 31, 2020 - $170,284) due mainly to the exercising of options.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $6,338 to $36,092 during the three-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2020 - $42,430).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $471 to $4,189 (December 2020 - $4,660) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $157,881 to $1,312,269 (December 2020– $1,154,388 due to the continued deferral of salaries to certain individuals.

Capital Stock

Capital stock increased by $406,003 to $110,033,074 (December 31, 2020 - $109,627,071) due to the exercising of options.

Additional paid-in capital decreased by $178,939, to $6,326,477 (December 31, 2020 - $6,505,416) as a result of the exercising of stock options.

Liquidity and Capital Resources

At March 31, 2021, the Company had a working capital of $(1,026,276) including cash of $249,901 as compared to a working capital of $(941,674) including cash of $170,284 at December 31, 2020.

At March 31, 2021, the Company had a total of 30,8250,000 stock options exercisable between C$0.065 and C$0.37 that have the potential upon exercise to generate a total of C$5,664,125 in cash over the next four and a half years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 316,272,595 issued and outstanding common shares and 37,000,000 stock options currently outstanding at a weighted average exercise price of C$0.175.

Off-balance sheet arrangements

At March 31, 2021, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period ended March 31, 2021, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors. During the 3-month period ended March 31, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the 3-month period ended March 31, 2021, the Company expensed a consulting fee of $25,500 to one of its directors. During the 3-month period ended March 31, 2020, the Company expensed a consulting fee of $25,500 to one of its directors.

As at March 31, 2021, the Company owed $817,788 to various directors and officers of the Company. (December 31, 2020 - $702,456)

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

Recent Accounting Pronouncements

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Financial Accounting Standards Board issued this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented this standard for Q1, 2021, with little or no impact on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The Company has implemented this standard for Q1, 2021, with little or no impact on its financial statements.

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

Information Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “estimates”, “intends”, “anticipates” or “does not anticipate” or “believes” or variations of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of Scandium International to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals and risks relating to the COVID-19 pandemic. While Scandium International has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Scandium International expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

31.1.
Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2.
Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1.
Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2.
Section 1350 Certification of the Principal Financial Officer (filed herewith)

101
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2021, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2021

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer