Form 10-Q
period 2021-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2021-08-11
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2021, the registrant’s outstanding common stock consisted of 316,272,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2021

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2021	December 31, 2020

ASSETS

Current
Cash	$159,370	$170,284
Prepaid expenses and receivables	27,430	42,430

Total Current Assets	186,800	212,714

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	3,770	4,660
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$906,067	$932,871

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$430,732	$451,932
Accounts payable with related parties (Note 5)	932,620	702,456

Total Liabilities	1,363,352	1,154,388

Shareholders’ Deficiency
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 316,272,595 (2020 – 314,032,595)	110,033,074	109,627,071
Treasury stock (Note 7) (1,033,333 common shares) (2020 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,936,862	6,505,416
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,309,627)	(114,236,410)

Total Shareholders’ Deficiency	(457,285)	(221,517)

Total Liabilities and Shareholders’ Deficiency	$906,067	$932,871

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

EXPENSES
Amortization (Note 3)	$419	$577	$890	$1,154
Consulting (Note 5)	34,526	32,190	59,622	62,565
Exploration	7,163	13,220	22,415	29,181
General and administrative (Note 9)	(33,225)	91,734	91,057	157,841
Insurance	9,329	8,034	18,287	16,273
Professional fees	18,512	9,315	48,009	36,860
Salaries and benefits	117,239	114,840	234,175	228,410
Stock-based compensation (Notes 5 & 6)	610,385	3,616	610,385	258,376
	(764,348)	(273,526)	(1,084,840)	(790,660)

Foreign exchange gain (loss)	3,268	3,063	11,623	(8,247)
Sale of royalty (Note 10)	-	-	-	382,430

Loss and comprehensive loss for the period	$(761,080)	$(270,463)	$(1,073,217)	$(416,477)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	316,272,595	312,482,595	314,989,527	312,482,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

	For the six month ended June 30, 2021	For the six month ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,073,217)	$(416,477)
Items not affecting cash:
Amortization	890	1,154
Stock-based compensation	610,385	258,376

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	15,000	24,690
Increase in accounts payable, accrued liabilities and accounts payable with related parties	208,964	258,006
	(237,978)	125,749

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	-
Options exercised for common shares	227,064	-
	227,064	-

Change in cash during the period	(10,914)	125,749
Cash, beginning of period	170,284	115,568

Cash, end of period	$159,370	$241,317

	2021	2020
Cash paid during the 6-month period for interest	$-	$-
Cash paid during the 6-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended June 30, 2021, and 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571
Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,371

Stock-based compensation	-	-	3,616	-	-	-	3,616
Loss for the three months	-	-	-	-	-	(270,463)	(270,463)
Balance, June 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,265,047)	$187,470

Loss for the three months	-	-	-	-	-	(265,057)	(265,057)
Balance, September 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,530,104)	$(77,587)

Options exercised	1,550,000	251,410	(114,713)	-	-	-	136,697
Stock-based compensation	-	-	425,679	-	-	-	425,679
Loss for the three months	-	-	-	-	-	(706,410)	(706,410)
Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)

Options exercised	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,137)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,547)	$(306,590)

Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the three months	-	-	-	-	-	(761,080)	(761,080)
Balance, June 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,309,627)	$(457,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Expressed in US Dollars) (Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Scandium International is a specialty metals company focused on the evaluation and potential development of projects into producing assets.  The Company pursues project opportunities from both known geologic resources and existing mine process solutions when it identifies further recovery potential.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated.  In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, and with our Annual Report on Form 10-K filed with the SEC on February 28, 2021. Operating results for the six-month period ended June 30, 2021, may not necessarily be indicative of the results for the year ending December 31, 2021.

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
June 30, 2021
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

The Company has no leases with a term of greater than 12 months.  Short term lease expenses totaled $14,766 during the six months ended June 30, 2021, and $14,766 during the six months ended June 30, 2020.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$159,370	$159,370	$—	$—

Total	$159,370	$159,370	$—	$—

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is reviewing this standard but expects little or no impact on its financial statements.

Accounting Standards Update 2019-12 – Income Taxes (Topic 740) The Financial Accounting Standards Board (“Board”) is issuing this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented this standard for 2021, with little or no impact on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842) Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The Company has implemented this standard for 2021, with little or no impact on its financial statements.

3.	EQUIPMENT

	December 31, 2020, Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2021, Net Book Value
Computer equipment	$4,660	$-	$(890)	$3,770

	December 31, 2019, Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2020, Net Book Value
Computer equipment	$6,967	$-	$(1,154)	$5,813

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS

June 30, 2021	Scandium and other

Balance, June 30, 2020, December 31, 2020	$704,053

Title to mineral property interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral property interests. The Company has investigated title to all its mineral property interests and, to the best of its knowledge, title to all of its properties is in good standing.

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

During the 6-month period ended June 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2021, the Company expensed a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2020, the Company expensed a consulting fee of $51,000 to one of its directors. The expensed consulting fees in both years were accrued and remain unpaid.

As at June 30, 2021, the Company owed $932,620 to various directors and officers of the Company.  (December 31, 2020 - $702,456)

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2019	34,610,000	$0.19
Granted	14,425,000	0.10
Exercised	(1,550,000)	0.12
Expired	(12,385,000)	0.14

Outstanding, December 31, 2020	35,100,000	0.17
Granted	6,175,000	0.18
Exercised	(2,240,000)	0.13
Expired	(2,035,000)	0.13

Outstanding, June 30, 2021	37,000,000	$0.18

Number currently exercisable	37,000,000	$0.18

As at June 30, 2021, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	400,000	400,000	0.370	August 19, 2021
	400,000	400,000	0.225	August 19, 2021
	400,000	400,000	0.150	August 19, 2021
	400,000	400,000	0.065	August 19, 2021
	4,400,000	4,400,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,525,000	4,525,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	8,025,000	8,025,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 3, 2026

	37,000,000	37,000,000

As at June 30, 2021 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $2,031,546 (December 31, 2020 - $1,891,329).

Stock-based compensation

During the 6-month period ended June 30, 2021, the Company recognized stock-based compensation of $610,385 (June 30, 2020 - $258,376) in the statement of operations and comprehensive loss. There were 6,175,000 stock options granted during the 6-month period ended June 30, 2021 (June 30, 20120 – 8,525,000).

The weighted average fair value of the options granted in the quarter was C$0.12 (June 30, 2019 – C$0.065).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 6-month period ended June 30 are as follows:

	2021	2020

Risk-free interest rate	0.32%	1.31%
Expected life	5 years	5 years
Volatility	87.19%	86.26%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2021, and December 31 2020	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia.  The Company’s capital assets’ geographic information is as follows:

June 30, 2021	Australia	United States	Total

Equipment	$-	$3,770	$3,770
Mineral property interests	704,053	-	704,053

	$704,053	$3,770	$707,823

December 31, 2020	Australia	United States	Total

Equipment	$-	$4,660	$4,660
Mineral property interests	704,053	-	704,053

	$704,053	$4,660	$708,713

9.	PROPERTY TAX RECLASSIFICATION

In July 2021, the Company received notice that the assessment of property tax on its Nyngan property had been reclassified, reducing any amounts accrued to $Nil as at June 30 resulting in a reversal of accrued property taxes of $113,236 through general and administrative expenses during the three month period ended June 30, 2021.

10.	SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430 (C$500,000) from completion of a royalty buyback agreement.  The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

11.	NEVADA GOLD MINES LETTER OF INTENT (“LOI”)

On June 25, 2021, the Company entered into an LOI with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada.  The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery (“CMR”) project at the mine site.  The total development program is budgeted at $2.7 million, with the first stage budget being $500,000.  NGM and the Company will each pay 50% of the budgeted cost. The LOI may be terminated with no firm obligation for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and six month periods ended June 30, 2021 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the six month period ended June 30, 2020, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 (the “Annual Statements”).

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

The information contained within this report is current as of August 5, 2021 unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated scandium recoveries, production rates, scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company’s actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company’s properties; uncertainties involved in the estimation of scandium reserves and resources; the possibility that required permits may not be obtained in a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company’s SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company’s management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, change.

Scandium International Corporate Overview

Scandium International is a specialty metals company focused on the evaluation and potential development of projects into producing assets. The Company pursues project opportunities from both known geologic resources and existing mine process solutions where it identifies further recovery potential. The Company has recently added a wider range of critical metals opportunities to its target list, based on a patent portfolio and processing capabilities in metals extraction and recovery from existing mine processing solutions, specifically in copper mining businesses.

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

In addition to these scandium mining project interests, the Company is pursuing copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, nickel, cobalt and other technology-driven metals from mineral processing solutions, and other acidic waste streams in certain acid leach copper operations. This project effort is known as the “Critical Metals Recovery (CMR) Project,” with a specific focus on North American opportunities. During June 2021, the Company announced signing a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada (the “Phoenix CMR Project”). The purpose of the joint development program is to confirm the economic and technical viability of a critical metals recovery (“CMR”) project at the mine site. The Company has been granted a US Patent Office Patent for scandium recovery and has filed additional patent applications for other metals, each using IX technologies which are directly applicable to this joint development program with NGM, and to specific investigations at Phoenix Mine.

We are also pursuing industry interest in our technology and capability to produce high purity alumina (HPA) from various aluminum-containing feedstocks. This project effort is known as the “HPA Project,” and it has a focus on global opportunities. This opportunity can be considered as complimentary to specific CMR Projects located at copper mines, could be associated with non-mine aluminum feedstock suppliers on-site, or could be stand-alone. Aluminum is also included on the US Department of Commerce 35 Critical Metals list, and the Company considers HPA to be contained within its CMR program descriptions and initiatives at this time. The Company filed for US Patent Office protection through patent application filings on HPA processing technology in 2020 and 2021.

Corporate activity during the second quarter of 2021 focused on pursuit of the Phoenix CMR Project and other copper industry interest in our ion exchange (IX) technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations. In addition, we pursued Nyngan Scandium Project activities including scandium marketing arrangements.

Our plan of operation for the remainder of 2021 is to execute the Phoenix CMR Project action plan, obtain additional copper industry partners for our ion exchange (IX) technology, and to subsequently secure offtake sales agreements with counterparties for those critical metals planned to be produced at participating separation sites. We also intend to pursue industry partners for our HPA recovery technology, and subsequently secure offtake agreements for the benefit of any participating HPA manufacturing facilities where we have direct interest. The Company continues to pursue scandium product customers for offtakes, either from critical metals projects or from the Nyngan Scandium Project product.

We will seek additional funding for execution of the Phoenix CMR Project action plan, for corporate working capital in 2021, and also for advanced development of approved CMR Projects and an HPA Project, in support of specific project targets and plans as they are identified.

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
Gilgai Road
NYNGAN
Tottenham Road
Legend
Mining Lease Application No 531
Mining Lease No 1792
Exploration Licence No 8316
Exploration Licence No 8448
Exploration Licence No 6096
Exploration Licence Application No 5726
Localities
Major Roads
Bogan River
Lot
0
2.5
5
7.5
10 km

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

Nyngan Scandium Project Highlights

•	Capital cost estimate for the Project is US$87.1 million,
•	Annual scandium oxide product volume averages 37,690 kg per year over 20 years,
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
•	Operating cost estimate for the Project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, NPV8% is US$225 million,
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8% based on customer requirements,
•	Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
•	Project Reserve totaling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary EMC Australia signed an Engineering, Procurement and Construction Management (“EPCM”) contract with Lycopodium Minerals Pty Ltd (“Lycopodium”), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services.

The EPCM contract appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium is the principal engineering firm involved with the DFS. Lycopodium’s continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

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

On March 2, 2017, we announced the signing of a Memorandum of Understanding (“MOU”) with Weston Aluminium Pty Ltd. (“Weston”) of Chatswood, NSW, Australia. The MOU defines a cooperative commercial alliance to jointly develop the capability to manufacture aluminum-scandium master alloy. The intended outcome of this alliance will be to develop the capability to offer Nyngan Scandium Project aluminum alloy customers scandium in form of Al-Sc master alloy, should customers prefer that product form.

The MOU outlines steps to jointly establish the manufacturing parameters, metallurgical processes, and capital requirements to convert Nyngan Scandium Project scandium product into Master Alloy, on Weston’s existing production site in NSW. The MOU does not include a binding contract with commercial terms at this stage, although the intent is to pursue the necessary technical elements to arrive at a commercial contract for conversion of scandium oxide to master alloy, and to do so prior to first mine production from the Nyngan Scandium Project.

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

Research Highlights:

•	Program achieved full 2% target product quality requirement,
•	Sc recoveries from oxide exceeded target, demonstrated in final tests,
•	The microstructure and metal quality meet major alloy producers’ specifications,
•	Rapid kinetics achieved, important for commercial viability,
•	Individual testing batches done at 4kg scale, and
•	Successful program testing forms a basis for a larger scale demonstration facility, supporting large scale samples required for industrial aluminum alloy trials.

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

Program Highlights:

•	Joint economic and technical support to alloy design,
•	Joint sharing of previous data, and new data produced from this program,
•	Samples production for customer trials, either as cast products, or wrought sample shapes for various potential customers and alloy manufacturers,
•	Initial high value application expected to be in marine applications, and
•	Program work is protected by existing patent applications filed by ECK.

Use Of Scandium In Lithium-Ion Batteries

On September 24, 2020 the Company announced the filing of a provisional patent application with the US Patent Office seeking patent rights on various applications of scandium in lithium-ion batteries. The patent application covers a number of scandium enhancements, including doping potential for both anodes and cathodes, and for solid electrolytes.

Patent Application Highlights:

•	US Patent Application filed for use of scandium in lithium-ion battery applications.
•	Scandium doping applications are explained for anodes, cathodes and electrolytes.
•	Scandium offers conductivity advantages as a dopant, over other options, and
•	Scandium in other aluminum components offers numerous property improvements, including conductivity, strength and corrosion resistance.

Patent Application Discussion:

Rechargeable lithium-ion batteries (LIBs) are a staple of everyday life. The search for improved performance through design and materials advances is intense today. Considerable effort is being expended in developing next-generation materials for LIBs that will make batteries safer, lighter, more durable, faster to charge, more powerful, and more cost-effective. A sampling of some these efforts are as follows:

•	Minimizing or removing cobalt from cathode materials, based on cost, supply and geographic sourcing issues.
•	Improving the durability of liquid electrolytes with dopants, or substitution with safer and higher performing liquid or solid electrolyte systems.
•	Designing for higher voltage potential by utilizing different anode or cathode materials.
•	Determining combinations of metals that can better withstand harsh internal conditions.

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

Principal Projects - Planned Activities for 2021-2022

The following development steps are planned for the Company’s initiatives in 2021 and 2022:

•	Commence Phoenix CMR Project development, including advanced test work, pilot plant studies, and high grade financial and costing studies required to take Final Investment Decision (FID), beginning in 2021.
•	Commence CMR Project refinery development work associated with the joint recovery facility development work, simultaneously.
•	Investigate and identify suitable CMR refinery customers for specific products planned for CMR production,
•	Seek additional copper industry host(s) for additional CMR Project developments,
•	Seek possible partners or collaborations that will support an HPA development program, targeting opportunity in North America or Europe.
•	With results of a successful CMR development program with NGM, raise capital for a Phoenix CMR Project in 2022.

With successful conclusion of the Phoenix CMR development program in 2022, and a mutual decision between NGM and SCY to build a critical metals recovery project at Phoenix Mine, Company intends to commence construction of both a metals recovery facility and a concentrate refining facility in late 2022, and make product potentially available for sale in2023.

Project work on a potential HPA project will follow a similar but independent course to a CMR Project, subject to identifying suitable industry partners, in those individual situations where a partner is deemed required.

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

Highlights of initial drilling program results include the following:

•	The highest 3-meter intercept graded 572 ppm scandium (hole EHAC 11).
•	EHAC 11 also generated two additional high grade scandium intercepts, grading 510 ppm and 415 ppm, each over 3 meters.
•	The program identified a 13-hole cluster which was of particular interest; intercepts on these 13 holes averaged 270 ppm scandium over a total 273 meters, at an average continuous thickness of 21 meters per hole, representing a total of 57% (354 meters) of total initial program drilling.
•	The 13 holes produced 29 individual (3-meter) intercepts over 300 ppm, representing 31% of the mineralized intercepts in the 273 meters of interest.
•	This initial 30-hole AC exploratory drill program generated a total of 620 meters of scandium drill/assay results, over approximately 1 square kilometer on the property.

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

Highlights

•	Kiviniemi property previously identified for scandium and explored by GTK.
•	Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential.
•	Early resource upgrade work done for GTK promising, confirmed by SCY.
•	Property is all-weather accessible, close to infrastructure.
•	Finland location is mining-friendly and ideally suited to EU customer markets.

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

Advancing this property will require two work programs: 1). A limited drill program to augment and independently confirm the existing GTK data, to establish a NI 43-101 Resource on the property, and to provide more sample material for metallurgical test work programs, and 2). A metallurgical study program to define and test economic site upgrade possibilities on the scandium mineralization and provide independent support to processing technology pathways the Company believes could be viable for development of the property.

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

Concept Highlights

•	IX technology offers rapid deployment to existing Cu operation waste streams,
•	Recoveries target critical metals with transparent, established markets,
•	Includes potential for significant scandium production alongside other valuable products,
•	Represents near term production sources that can address security of supply issues, conflict metal issues, and concentrated supply source issues,
•	Represents a project focus on metals prominent in the US Critical Metals priority list, and on production from US and North American operation locations, and
•	Promises real potential to deliver positive economic benefits to both SCY and the established copper producers that can host this program.

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

Other Developments – Second Quarter 2021

Phoenix CMR Project

On June 28, 2021 the Company announced signing a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada (the “Phoenix CMR Project”). The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery project at the mine site. The LOI defines a detailed US$2.7 million spend program which includes bench test work, pilot plant testing, and feasibility study design work. The program is anticipated to require 15 months to complete. With program completion, the partners intend to take an investment decision on construction and operation of a plant facility to recover critical metals from mine solutions. The LOI also outlines key parameters of a partnership, including formation of a joint venture to hold the plant facility, and a 50:50 ownership in the recovery circuit asset.

HIGHLIGHTS:

•	LOI signed between SCY and NGM, defining a development program for CMR.
•	Program designed to confirm technical feasibility and economic recovery of critical metals from heap leach solutions at Phoenix Mine.
•	LOI outlines a multi-step development program, totaling US$2.7M spend, and 15 months to complete, including an on-site pilot plant.
•	LOI further outlines 50:50 JV partnership, if parties agree to construct an onsite recovery circuit to produce a series of metal concentrates. The refinery circuit would be located off-site from the Phoenix Mine and 100% owned and operated by SCY
•	Metals targets include nickel, cobalt, scandium and zinc, possibly others.

The project is envisioned as an ion-exchange recovery system, capturing critical metals that are currently recirculating in heap leach copper solutions at Phoenix, specifically targeting nickel, cobalt, scandium, zinc and potentially other metals that prove to be economically recoverable.

Th Phoenix CMR Project, and other similar projects in development, have the potential to produce material quantities of strategically important metals, tailored to today’s tech-driven products, and can do so from a distributed global copper production base. The environmental impact from this production process is minimal – no new mines are required. From a copper industry standpoint, this CMR process can effectively increase mine valuations, can effectively extend mine/reserve life at current production rates, and will result in cleaner tailings, potentially lower ongoing environmental management costs, and lower final reclamation expense.

The Phoenix Mine is a gold-copper producer owned and operated by Nevada Gold Mines, a joint venture between Barrick Gold Corporation (61.5%) and Newmont Corporation (38.5%). The mine produces a copper/gold concentrate, copper cathode and gold dore. Nevada Gold Mines assets in Nevada represent the single largest gold-producing complex in the world.

Patent Protection On High Purity Alumina Manufacturing Process

On May 27, 2021 the Company announced filing a final patent application with the US Patent Office, pertaining to the manufacture of high purity alumina products (“HPA”). The patent application outlines methods, chemistries, processes, and flowsheet design for the manufacture of an HPA product, grading 4N+ purity (99.99%, or better), from either aluminum-containing solution feedstocks, alumina powders, or alumina precursor feedstocks. This application represents a final submission for review and consideration of an award of acceptance and grant.

It is the Company’s intent to pursue a business in high purity alumina, and to employ the designs and methods contained in the patent application to manufacture HPA, for application in both the LED lighting industry and the lithium-ion battery industry.

HIGHLIGHTS – “Process for the Preparation of High Purity Alumina”

•	Final application filed May 17, 2021, for US Patent Office examination.
•	Defines methods for refining aluminum feedstocks to HPA product standards.
•	Includes a multi-step process flowsheet, driven initially by acid leaching.
•	Employs solvent extraction, ion exchange, and other processes to achieve 4N+ HPA product grades.
•	Utilizes a closed loop reagent recycling system that generates extremely low levels of process residues and disposable waste, depending on aluminum input source.

DISCUSSION:

High purity alumina represents a new product target for SCY, although one that has been under consideration by the Company for several years. SCY’s recent focus on critical metals recovery (“CMR”) from copper raffinates, and other acidic processing solutions in mining applications, raised the prospect of also extracting aluminum from these same solutions. This opportunity formed the basis of a separate provisional HPA patent in May 2020, with recovery and purification concepts tailored to high purity HPA product. The May 2021 HPA final patent application now includes HPA technology production claims related to a wider array of mine-based acidic solution aluminum sources, along with claims for producing HPA from smelter-grade alumina powders, and from alumina precursor feedstocks as well.

The specialty metals and chemicals industries fully understand the challenge of consistently making products that meet the high purity standards required in electrical and semi-conductor applications. These high-quality standards are then generally matched by stronger pricing and higher product margins, which is certainly the case for HPA over common smelter-grade alumina. This opportunity reflects the very high value applications for HPA today, specifically:

•	LED lighting components. HPA is the foundation for synthetic sapphire manufacture, forming substrates for LED lights, and also for certain semiconductor wafers.
•	Scratch-resistant glass. Synthetic sapphire is used to form scratch-resistant lenses for wristwatch faces, optical windows, and smartphone components.
•	Lithium-ion batteries (LiB’s). HPA is applied as a protective coating on separators in LiB’s, adding performance, longevity, and safety to high power-density battery configurations. HPA will very likely be used for similar reasons in future solid-state electrolyte and electrode designs.

The Company plans to pursue an HPA development program, including confirmation of both detailed technical production steps and positive initial financial projections, with the intent to enter the HPA business. The HPA effort will focus on Europe and the USA/Canada, both as to markets and production location. HPA initiatives may or may not involve partnering efforts with other companies, depending on the aluminum feedstock source, and other project or partner specifics.

It is the Company’s intent to add a series of related metal recovery business opportunities alongside the Nyngan Scandium Project, which has otherwise been SCY’s primary project and product focus. This change reflects a marketplace priority for production of identified critical metals from new, local sources. Scandium is clearly identified as a critical metal, but it finds nickel and cobalt companions in many orebodies. That fact, along with the Company’s CMR capability, has broadened the immediate product opportunity for SCY. This strategy reflects SCY’s desire to build a suite of projects that can deliver products tailored directly to lithium-ion battery markets, and specifically to battery components that have application in the electric vehicle industry.

SCY’s critical metals recovery programs, including scandium and now HPA, are supported by a series of patent-protected processes and pending protections, filing-date preserved. With these process technology underpinnings in place, and projects scoped, the Company is in position to undertake advanced HPA development and piloting, and to work with project partners, where we require or desire them.

Patent Office Grants

On May 20, 2021 the Company announce it has received notice of two separate patent grants from the US Patent Office in late April 2021, pertaining to work done by the Company to reserve rights in the recovery of scandium from copper raffinate solutions via ion exchange techniques, and to reserve rights in the manufacture of aluminum-scandium master alloys via these defined techniques. Both of these patent grants are directly applicable to processes and projects the Company is currently engaged in, with the intent to produce scandium products for use in both aluminum alloys and other technical applications.

HIGHLIGHTS – “Extraction of Scandium Values from Copper Leach Solutions,”

•	Patent Number 10,988,828, granted April 27, 2021.
•	Defines methods for recovering scandium from copper mine acidic solutions.
•	Tailored specifically to oxide copper heap leach solvent extraction (SX) raffinates.
•	Specifically employs ion-exchange technologies, pre or post copper recovery.

HIGHLIGHTS – “Scandium Master Alloy Production.”

•	Patent Number 10,988,830, granted April 27, 2021.
•	Defines methods for manufacturing aluminum-scandium master alloy (2%).
•	Identifies a two-flux system, containing a fluoride and an alkali metal chloride.
•	Allows for a rare earth element oxide addition, if desired.
•	Further allows for other critical metal additions to master alloys, where those are demanded as metal additions in the final aluminum alloy.

DISCUSSION:

The Company announced in May 2020 that it was immediately focusing on critical metals recovery (“CMR”) from acid leachate solutions common to oxide copper recovery plants, initially in the USA. Two provisional patent applications were in place at the time of that public announcement, specific to copper systems and an entire suite of critical metals. This 2021 grant is the first of the two filings, and is specific to scandium.

The other pending final application is more encompassing with regard to metals targets identified and covered, including nickel, cobalt, copper, zinc, manganese, beryllium, aluminum, rhenium and scandium (and others), together with various recovery methods based on both ion exchange and solvent extraction methods. This broader patent application specifically covers copper systems where sulfuric acid leachates are present, but has been expanded to also cover similar leachate solutions in primary lithium, vanadium, and nickel systems. The pending patent application is titled “Recovery of Critical Metals from SX-EW Copper Raffinate and other Solutions Derived from Leaching Ores with Sulfuric Acid.”

The scandium master alloy patent granted in April 2021 is a companion patent to an earlier master alloy patent granted to W. P. C. Duyvesteyn in 2018, and assigned to the Company. This patent was initially filed as a provisional application in 2015, granted in 2018 (US Patent number 10,450,634), titled “Scandium-Containing Master Alloy and Method for Making the Same.” The patent claimed capability for master alloy production from various scandium precursors (such as oxalates), defined processes by which either aluminum or magnesium master alloys could be made, and defined processes for manufacture. This patent also claimed capability to make aluminum or magnesium alloys containing scandium with direct additions of scandium precursors.

The 2021 patent grant goes further into aluminum-scandium master alloy production, is based on bench scale test work done by SCY and is supported by success achieved in those test programs. Specific test work results confirmed achievement of 2% scandium content in master alloy, at commercially acceptable recovery levels.

A third master alloy patent application remains under review by the US patent office, titled “Direct Scandium Alloying,” which employs a novel approach to fusing ground scandium oxide together with halides (fluorides) and chloride salts in a casting, which can be directly introduced into an aluminum or magnesium melt to manufacture final alloys. This alternative manufacture of direct scandium-containing flux/oxide additions avoids the high temperature processing and gas stirring that comes with traditional master alloy manufacture. This non-conventional product form for introducing scandium into aluminum promises advantages in alloy production as well, with minimal stirring, no gas injection requirement, faster process times, and potentially improved recovery rates, from oxide to scandium in alloy.

All of these patent grants and patent pending applications have direct use in projects the Company is currently considering. Our previous patent grants relating to flowsheet design for the Nyngan Scandium Project, (NSW, AUSTRALIA), regarding high pressure acid leaching and solvent extraction processes, remain relevant to that project today. In fact, the three patent grants we have on segments of Nyngan plant process have spawned other applications on ore leaching, which then guided us to CMR and solution-based extraction of scandium, and immediately also to other metals present in those same leachates. Our work on scandium master alloys began with initial studies in 2011 with the CSIRO in Australia, and has progressed to a capability to add product value to our scandium production sources, wherever we can develop them, globally.

Most importantly, our work on solution separation technologies using ion exchange and/or solvent extraction has widened our opportunity to pursue recovery of a suite of battery metals, along with a significant segment of the growing list of critical metals, as defined by governments, concerned customers, and industry groups.

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs after the impact of the one-time royalty sale in 2019 is accounted for. Cash expenditures were lower due to lower exploration costs, consulting fees, and general and administrative fees. The lower general and administrative fees are mainly due to the one-time reduction in the property tax assessments at our Nyngan project.

The Company’s results when comparing Q2 2021 to Q2 2020 reflect a decrease of $115,995 in cash operating costs due to lower general and administrative fees which are due to a revised assessment on our property taxes at the Nyngan property.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2021		2020				2019
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(761,080)	(312,137)	(706,306)	(265,057)	(270,463)	(146,014)	(311,807)	(443,426)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2021

The net loss for the quarter was $761,080, an increase of $490,617 from $270,463 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q2 2021 vs. Q2 2020 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$(606,769)	In Q2 2021 there were 6,175,000 options granted versus only 100,000 granted in Q2 2020 resulting in the much higher non-cash option expense.
Professional fees	$(9,197)	Timing of charges for the annual tax returns preparation and higher legal expenses led to the increase in Q2 2021.
Salaries and benefits	$(2,399)	This unfavorable variance is due to foreign exchange impacts to accrued payments due individuals.
Consulting	$(2,336)	This expense category is relatively the same for the comparative periods.
Insurance	$(1,295)	The slightly higher cost in Q2 2021 is due to overall increases in insurance premiums for the Company’s operations.
Amortization	$158	The slightly lower expense is attributable to certain assets being fully depreciated in Q2 2021.
Foreign exchange	$205	This expense category is relatively the same for the comparative periods.
Exploration	$6,057	Limited work is being done on exploration. Costs are lower in Q2 2021 as the Company focusses on developing Critical Materials Recovery opportunities.
General and administrative	$124,959	The decrease in Q1 2021 when compared to the same period one year ago is due to the reversal of accruals in prior periods for property taxes based on revised assessments on the Nyngan property.

Results of Operations for the six months ended June 30, 2021

The net loss for the six-month period was $1,073,217, an increase of $656,740 from $416,477 in the same six-month period of the prior year. Details of the individual items contributing to the decreased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Six-months ended June 30, 2021, vs. six-months ended June 30, 2020 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$(382,430)	In January of 2020, the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.
Stock-based compensation	$(352,009)

In the first six months of 2021 the Company issued 6,175,000 stock options at an average price of C$0.18. In the comparative period in 2020, the Company issued 8,525,000 stock options at an average price of C$0.065. The lower price of the options issued in the prior year resulted in a much lower expense despite more options being issued.

Professional fees	$(11,149)	Timing of charges for the annual tax returns preparation and higher legal expenses led to the increase in 2021.
Salaries and benefits	$(5,765)	This unfavorable variance is due to foreign exchange impacts to accrued payments due individuals.
Insurance	$(2,014)	The slightly higher cost in 2021 is due to overall increases in insurance premiums for the Company’s operations.
Amortization	$264	The slightly lower expense is attributable to certain assets being fully depreciated in 2021.
Consulting	$2,943	The slightly lower costs in 2021 is attributable to the Company being in a cash conservation mode.
Exploration	$6,766	With the Company continuing to be in a conservation of cash mode in 2021, less funds were expended on this activity.
Foreign exchange	$19,870	The Company maintains a significant portion of our cash in Canadian dollar accounts. The US dollar weakened against the Canadian dollar in 2021 whereas in 2020 the US dollar was strengthening.
General and administrative	$66,784	The decrease in 2021 when compared to the same period one year ago is due to the reversal of accruals in prior periods for property taxes based on revised assessments on the Nyngan property.

Cash flow discussion for the six-month period ended June 30, 2021 compared to June 30, 2020

The cash outflow for operating activities was $237,978, an increase of $363,727 (June 30, 2020 – $125,749), due mainly to the sale of a royalty interest in Q1 2020 and costs for patents, property taxes and filing fees in 2021.

Cash inflows from financing activities of $227,064 reflect the fact that there were options exercised in the current six-month period when compared to the six- month period ended June 30, 2020, in which there were no private placements or options exercised.

Financial Position

Cash

The Company’s cash position decreased during the six-month period by $10,914 to $159,370 (December 31, 2020 - $170,284) due mainly to the sale of a royalty in 2020 which was offset by the exercising of options in 2021.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $15,000 to $27,430 during the six-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2020 - $42,430).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $890 to $3,770 (December 2020 - $4,660) is due to amortization of that computer equipment in the six-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $208,966 to $1,363,352 (December 2020– $1,154,388 due to the continued deferral of salaries to certain individuals which is partially offset by the removal of accruals for property taxes at Nyngan.

Capital Stock

Capital stock increased by $406,003 to $110,033,074 (December 31, 2020 - $109,627,071) due to the exercising of options.

Additional paid-in capital increased by $431,446, to $6,936,862 (December 31, 2020 - $6,505,416) as a result of option expensing which is partially offset by the exercising of stock options.

Liquidity and Capital Resources

At June 30, 2021, the Company had a working capital of $(1,176,552) including cash of $159,370 as compared to a working capital of $(941,672) including cash of $170,284 at December 31, 2020.

At June 30, 2021, the Company had a total of 37,000,000 stock options exercisable between C$0.065 and C$0.37 that have the potential upon exercise to generate a total of C$6,521,250 in cash over the next four and a three quarter years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 316,272,595 issued and outstanding common shares and 37,000,000 stock options currently outstanding at a weighted average exercise price of C$0.176.

Off-balance sheet arrangements

At June 30, 2021, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2021, the Company expensed a consulting fee of $51,000 to one of its directors. During the 6-month period ended June 30, 2020, the Company expensed a consulting fee of $51,000 to one of its directors.

As at June 30, 2021, the Company owed $932,620 to various directors and officers of the Company. (December 31, 2020 - $702,456)

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

Recent Accounting Pronouncements

Accounting Standards Update 2021-01 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is reviewing this standard but expects little or no impact on its financial statements.

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks: (i) one in Vancouver, British Columbia, Canada, (ii) one in Mackay, Queensland, Australia, and (iii) one in Chicago, Illinois, United States.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2021, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2021

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer

