Form 10-Q
period 2021-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2021-11-09
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2021, the registrant’s outstanding common stock consisted of 316,272,595 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2021

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2021	December 31, 2020

ASSETS

Current
Cash	$64,301	$170,284
Prepaid expenses and receivables	18,269	42,430

Total Current Assets	82,570	212,714

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	3,351	4,660
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$801,418	$932,871

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$494,788	$451,932
Accounts payable with related parties (Note 5)	1,042,619	702,456

Total Liabilities	1,537,407	1,154,388

Shareholders’ Deficiency
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 316,272,595 (2020 – 314,032,595)	110,033,074	109,627,071
Treasury stock (Note 7) (1,033,333 common shares) (2020 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,936,862	6,505,416
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,588,331)	(114,236,410)

Total Shareholders’ Deficiency	(735,989)	(221,517)

Total Liabilities and Shareholders’ Deficiency	$801,418	$932,871

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars) (Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

EXPENSES
Amortization (Note 3)	$419	$576	$1,309	$1,730
Consulting (Note 5)	45,500	40,499	105,122	103,064
Exploration	33,458	19,694	55,873	48,875
General and administrative (Note 9)	90,683	70,036	181,740	227,877
Insurance	9,491	8,048	27,778	24,321
Professional fees	5,185	7,235	53,194	44,095
Salaries and benefits	116,112	116,139	350,287	344,549
Stock-based compensation (Notes 5 & 6)	-	-	610,385	258,376
	(300,848)	(262,227)	(1,385,688)	(1,052,887)

Foreign exchange gain (loss)	22,144	(2,830)	33,767	(11,077)
Sale of royalty (Note 10)	-	-	-	382,430

Loss and comprehensive loss for the period	$(278,704)	$(265,057)	$(1,351,921)	$(681,534)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	316,272,595	312,482,595	316,075,086	312,482,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,351,921)	$(681,534)
Items not affecting cash:
Amortization	1,309	1,730
Stock-based compensation	610,385	258,376

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	24,161	30,811
Increase in accounts payable, accrued liabilities and accounts payable with related parties	383,019	420,874
	(333,047)	30,257

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised for common shares	227,064	-
	227,064	-

Change in cash during the period	(105,983)	30,257
Cash, beginning of period	170,284	115,568

Cash, end of period	$64,301	$145,825

	2021	2020
Cash paid during the 9-month period for interest	$-	$-
Cash paid during the 9-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended September 30, 2021, and 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571
Stock-based compensation	-	-	254,760	-	-	-	254,760
Loss for the three months	-	-	-	-	-	(146,014)	(146,014)
Balance, March 31, 2020	312,482,595	$109,375,661	$6,190,834	$(1,264,194)	$(853,400)	$(112,994,584)	$454,371

Stock-based compensation	-	-	3,616	-	-	-	3,616
Loss for the three months	-	-	-	-	-	(270,463)	(270,463)
Balance, June 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,265,047)	$187,470

Loss for the three months	-	-	-	-	-	(265,057)	(265,057)
Balance, September 30, 2020	312,482,595	$109,375,661	$6,194,450	$(1,264,194)	$(853,400)	$(113,530,104)	$(77,587)

Options exercised	1,550,000	251,410	(114,713)	-	-	-	136,697
Stock-based compensation	-	-	425,679	-	-	-	425,679
Loss for the three months	-	-	-	-	-	(706,410)	(706,410)
Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)

Options exercised	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,137)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,547)	$(306,590)

Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the three months	-	-	-	-	-	(761,080)	(761,080)
Balance, June 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,309,627)	$(457,285)

Loss for the three months	-	-	-	-	-	(278,704)	(278,704)
Balance, September 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,588,331)	$(735,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated.  In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, and with our Annual Report on Form 10-K filed with the SEC on February 28, 2021. Operating results for the nine-month period ended September 30, 2021, may not necessarily be indicative of the results for the year ending December 31, 2021.

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
September 30, 2021
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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $22,445 during the nine months ended September 30, 2021, and $22,149 during the nine months ended September 30, 2020.

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$64,301	$64,301	$-	$-

Total	$64,301	$64,301	$-	$-

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is reviewing this standard but expects little or no impact on its financial statements.

Accounting Standards Update 2019-12 – Income Taxes (Topic 740), The Financial Accounting Standards Board (“Board”) is issuing this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented this standard for 2021, with little or no impact on its financial statements.

Accounting Standards Update 2019-01 – Leases (Topic 842), Codification Improvements - Issue 3 Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections. The amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The Company has implemented this standard for 2021, with little or no impact on its financial statements.

3.	EQUIPMENT

	December 31, 2020, Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2021, Net Book Value
Computer equipment	$4,660	$-	$(1,309)	$3,351

	December 31, 2019, Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2020, Net Book Value
Computer equipment	$6,967	$-	$(1,730)	$5,237

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Expressed in US Dollars) (Unaudited)

4.	MINERAL PROPERTY INTERESTS

September 30, 2021	Scandium and other

Balance, September 30, 2020, December 31, 2020	$704,053

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

During the 9-month period ended September 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the 9-month period ended September 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2021, the Company expensed a consulting fee of $76,500 to one of its directors. During the 9-month period ended September 30, 2020, the Company expensed a consulting fee of $76,500 to one of its directors. The expensed consulting fees in both years were accrued and remain unpaid.

As at September 30, 2021, the Company owed $1,042,619 to various directors and officers of the Company.  (December 31, 2020 - $702,456)

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)
Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2019	34,610,000	$0.19
Granted	14,425,000	0.10
Exercised	(1,550,000)	0.12
Expired	(12,385,000)	0.14

Outstanding, December 31, 2020	35,100,000	0.17
Granted	6,175,000	0.18
Exercised	(2,240,000)	0.13
Expired	(3,535,000)	0.16

Outstanding, September 30, 2021	35,500,000	$0.18

Number currently exercisable	35,500,000	$0.18

As at September 30, 2021, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	4,400,000	4,400,000	0.370	February 21, 2022
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,625,000	4,625,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,950,000	7,950,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 3, 2026

	35,500,000	35,500,000

As at September 30, 2021 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $731,217 (December 31, 2020 - $1,891,329).

Stock-based compensation

During the 9-month period ended September 30, 2021, the Company recognized stock-based compensation of $610,385 (September 30, 2020 - $258,376) in the statement of operations and comprehensive loss. There were 6,175,000 stock options granted during the 9-month period ended September 30, 2021 (September 30, 2020 – 8,525,000).

The weighted average fair value of the options granted in the 9-month period was C$0.12 (September 30, 2020 – C$0.65).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Expressed in US Dollars) (Unaudited)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 9-month period ended September 30 are as follows:

	2021	2020

Risk-free interest rate	0.32%	1.31%
Expected life	5 years	5 years
Volatility	87.19%	86.26%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2021, and December 31 2020	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.
8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2021	Australia	United States	Total

Equipment	$-	$3,351	$3,351
Mineral property interests	704,053	-	704,053

	$704,053	$3,351	$707,404

December 31, 2020	Australia	United States	Total

Equipment	$-	$4,660	$4,660
Mineral property interests	704,053	-	704,053

	$704,053	$4,660	$708,713

9.	SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430 (C$500,000) from completion of a royalty buyback agreement. The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

10.	NEVADA GOLD MINES LETTER OF INTENT (“LOI”)

On June 25, 2021, the Company entered into a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada. The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery (“CMR”) project at the mine site. The total development program is budgeted at $2.7 million, with the first stage budget being $500,000. NGM and the Company will each pay 50% of the budgeted cost. The LOI may be terminated with no firm obligation for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “SCY”, “Scandium International” or the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three and nine month periods ended September 30, 2021 and should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto for the nine month period ended September 30, 2021, and with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 (the “Annual Statements”).

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

The information contained within this report is current as of November 5, 2021, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Technical information in this Form 10-Q, including the MD&A, has been reviewed and approved by Willem Duyvesteyn, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”). Mr. Duyvesteyn is a director of and consultant to Scandium International.

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

In addition to these scandium mining project interests, the Company is pursuing copper industry interest in our ion exchange (“IX”) technology and knowhow to recover scandium, nickel, cobalt, high purity alumina (“HPA”) and other technology-driven metals from mineral processing solutions, and other acidic waste streams in certain acid leach copper operations. This project effort is known as the “Critical Metals Recovery (“CMR”) Project,” with a specific focus on North American opportunities. During June 2021, the Company announced signing a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada (the “Phoenix CMR Project”). The purpose of the joint development program is to confirm the economic and technical viability of a critical metals recovery project at the mine site. The Company has been granted a US Patent Office Patent for scandium recovery and has filed additional patent applications for other metals, each using either IX or SX (or both) technologies which are directly applicable to this joint development program with NGM, and to specific investigations at Phoenix Mine.

We are also pursuing industry interest in our technology and capability to produce high purity alumina (HPA) from various aluminum-containing feedstocks. This project effort is known as the “HPA Project,” and it has a focus on global opportunities. The HPA opportunity can be considered as a complimentary addition to specific CMR Projects located at copper mines, or could be associated with non-mine aluminum feedstock suppliers on-site, or could be stand-alone. Aluminum is also included on the US Department of Commerce 35 Critical Metals list, and the Company considers HPA to be contained within its CMR program descriptions and initiatives at this time. The Company filed for US Patent Office protection through patent application filings on HPA processing technology in 2020 and 2021.

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

SCY’s critical metals recovery programs, including scandium and now HPA, are supported by a series of patent-protected processes and pending protections, filing-date preserved. With these process technology underpinnings in place, and projects scoped, the Company is in position to undertake advanced HPA development and piloting, and to work with project partners, where we require or desire them

Corporate activity during the third quarter of 2021 focused on initial development work related to the Phoenix CMR Project, involving our ion exchange technology and knowhow to recover scandium, cobalt and other critical metals from solvent extraction raffinate related to the Phoenix Mine heap leach copper circuit. In addition, we continue to advance Nyngan Scandium Project activities including scandium marketing arrangements.

Our plan of operation for the remainder of 2021 is to execute the Phoenix CMR Project action plan, to consider additional copper industry partners for our ion exchange technology, and to subsequently secure offtake sales agreements with counterparties for those critical metals planned to be produced at participating separation sites. We also intend to pursue industry partners for our HPA recovery technology, and subsequently secure offtake agreements for the benefit of any participating HPA manufacturing facilities where we have direct interest. The Company continues to seek scandium product customers for offtakes, either from critical metals projects or from the Nyngan Scandium Project product.

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

In June 2017, pursuant to a share exchange agreement, the Company acquired SIL’s 20% interest in EMC Australia in exchange for an aggregate of 58,830,645 SCY common shares. At that time, SIL also received a right to nominate two individuals to the board of the Company for so long as SIL holds at least 15% of SCY’s issued and outstanding stock.

Today SCY owns a 100% interest in EMC Australia, which currently holds a 100% interest in both the Nyngan and Honeybugle scandium projects.

Nyngan Feasibility Study

On April 18, 2016, the Company announced the results of an independently prepared feasibility study on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” is dated May 4, 2016, and was independently compiled pursuant to the requirements of NI 43-101 (the “Feasibility Study” or the “DFS”). The report was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and the SEC’s website (www.sec.gov). A full discussion on the technical report was provided in the Company’s Form 10-Q for the quarterly period ending March 31, 2016, as filed with the SEC and on SEDAR on May 13, 2016.

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

The financial results of the Feasibility Study are based on a conventional flow sheet, employing continuous high pressure acid leach (“HPAL”) and solvent extraction (SX) techniques. The flow sheet was modeled and validated from METSIM modeling and considerable bench scale/pilot scale metallurgical test work utilizing Nyngan resource material. A number of the key elements of this flowsheet work have been protected by the Company under US patent applications, four of which have been granted, with two of those four directly applicable in the flowsheet applied to the current Feasibility Study.

The Feasibility Study has been developed and compiled to an accuracy level of +15%/-5% by a globally recognized engineering firm that has considerable expertise in laterite deposits and process facilities, as well as in smaller mining and processing projects, and has excellent familiarity with the Nyngan Scandium Project location and environment.

FEASIBILITY STUDY HIGHLIGHTS;

•	Capital cost estimate for the Project is US$87.1 million,
•	Annual scandium oxide product volume estimates average 37,690 kg per year over 20 years,
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
•	Operating cost estimate for the Project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, NPV8% is US$225 million,
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8% based on customer requirements,
•	Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
•	Project Reserve totaling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

Confirmatory Metallurgical Test Results

On June 29, 2016, we announced the results of a confirmatory metallurgical test work report from Altrius Engineering Services (“AES”) of Brisbane, Australia. The test work results directly relate to the list of recommended programs included in the Feasibility Study. AES devised and supervised these test work programs at the SGS laboratory in Perth, Australia and at the Nagrom laboratory in Brisbane, Australia.

The project DFS recommended a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (HPAL), counter-current decant circuits, solvent extraction, and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addressed all of these recommended areas, and the results confirm recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing are:

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

Environmental Impact Statement

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

Development Consent Grant

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

Mining Lease Grant

During July 2019, EMC Australia received notice of approval for its most current mining lease (“ML”) application. The ML (ML 1792) overlays select areas previously covered by exploration licenses and represents the final major development approval required from the NSW Government to begin construction on the project. The ML 1792 grant is issued for a period of 21 years and is based on the development plans and intent submitted in the ML application. The ML can be modified by NSW regulatory agencies, as requested by EMC Australia over time, to reflect changing operating conditions.

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

Downstream Scandium Products Research

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

The 2017 Alcereco offtake agreement expired in December 2020, and was not renewed by the parties. Alcereco was seeking new company sponsorship at this time, was financially distressed, and the parties could see no benefit to renew the offtake agreement under those circumstances. Alcereco subsequently notified SCY of a planned closure of operations in December 2020, with future re-start possibilities unknown. Alcereco then halted operations in late December 2020, at which time all current programs with SCY were completed. No further work is planned with this research partner at this time.

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

Letters of Intent Signed with Testing Partners

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

PROGRAM HIGHLIGHTS:

•	IX technology offers rapid deployment to existing Cu operation waste streams,
•	Recoveries target critical metals with transparent, established markets,
•	Includes potential for significant scandium production alongside other valuable products,
•	Represents near term production sources that can address security of supply issues, and concentrated supply source issues,
•	Represents a project focus on metals prominent in the US Critical Metals priority list, and on production from US and North American operation locations, and
•	Promises real potential to deliver positive economic benefits to both SCY and the established copper producers that can host this program.

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

Phoenix CMR Project Initiated

On June 28, 2021, the Company announced signing a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada (the “Phoenix CMR Project”). The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery project at the mine site. The LOI defines a detailed US$2.7 million spend program which includes bench test work, pilot plant testing, and feasibility study design work. The program is anticipated to require 15 months to complete. With program completion, the partners intend to take an investment decision on construction and operation of a plant facility to recover critical metals from mine solutions. The LOI also outlines key parameters of a partnership, including formation of a joint venture to hold the plant facility, and a 50:50 ownership in the recovery circuit asset.

HIGHLIGHTS:

•	LOI signed between SCY and NGM, defining a development program for CMR.
•	Program designed to confirm technical feasibility and economic recovery of critical metals from heap leach solutions at Phoenix Mine.
•	LOI outlines a multi-step development program, totaling US$2.7M spend, and 15 months to complete, including an on-site pilot plant.
•	LOI further outlines 50:50 JV partnership, if parties agree to construct an onsite recovery circuit to produce a series of metal concentrates.
•	Where a further refining circuit is required, that circuit would be located off-site Phoenix Mine and 100% owned and operated by SCY
•	Metals targets include nickel, cobalt, scandium, zinc, high purity alumina, and possibly others.

The project is envisioned as a combination of ion-exchange and solvent extraction recovery systems, capturing critical metals that are currently recirculating in heap leach copper solutions at Phoenix Mine.

The Phoenix CMR Project, and other similar projects in development, have the potential to produce material quantities of strategically important metals, tailored to today’s tech-driven products, and can do so from a distributed global copper production base. The environmental impact from this production process is minimal – no new mines are required. From a copper industry standpoint, this CMR process can effectively increase mine valuations, can effectively extend mine/reserve life at current production rates, and will result in cleaner tailings, potentially lower ongoing environmental management costs, and lower final reclamation expense.

The Phoenix Mine is a gold-copper producer owned and operated by Nevada Gold Mines, a joint venture between Barrick Gold Corporation (61.5%) and Newmont Corporation (38.5%). The mine produces a copper/gold concentrate, copper cathode and gold dore. Nevada Gold Mines assets in Nevada represent the single largest gold-producing complex in the world.

The reader should note that more discussion on the Phoenix CMR Project is included as a Subsequent Event, at the end of this business discussion.

Principal Projects - Planned Activities for 2021-2022

The following development steps are planned for the Company’s initiatives in 2021 and 2022:

•

Commence Phoenix CMR Project development, including advanced test work, pilot plant studies, and high grade financial and costing studies required to take Final Investment Decision (FID). Work begins in Q3 2021, completes at end 2022

•	Investigate and identify suitable customers for specific products planned for CMR production,
•	Seek additional copper industry host(s) for additional CMR Project developments,
•	Seek possible partners or collaborations that will support an HPA project, , specifically targeting opportunities in North America and Europe.
•	With results of a successful CMR development program with NGM, raise capital for a Phoenix CMR Project in late 2022.

With successful conclusion of the Phoenix CMR development program in late 2022, and a mutual decision between NGM and SCY to build a critical metals recovery project at Phoenix Mine, the Company intends to commence construction of production facilities and make product available for sale in early 2024.

Project work on a potential stand-alone HPA project will follow a similar but independent course to the Phoenix CMR Project, and is subject to identifying suitable industry partners, in those individual situations where a partner is deemed required.

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

INITIAL DRILLING HIGHLIGHTS:

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

KIVINIEMI HIGHLIGHTS:

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

Advancing this property will require two work programs: 1). A limited drill program to augment and independently confirm the existing GTK data, to establish a NI 43-101 Resource on the property, and to provide more sample material for metallurgical test work programs, and 2). A metallurgical study program to define and test economic site upgrade possibilities on the scandium mineralization and provide independent support to processing technology pathways the Company believes would be viable for development of the property.

Patent Applications and Grants

Patent Protection Filing On High Purity Alumina Manufacturing Process

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

PATENT APPLICATION HIGHLIGHTS – “Process for the Preparation of High Purity Alumina”

•	Final application filed May 17, 2021, for US Patent Office examination.
•	Defines methods for refining aluminum feedstocks to HPA product standards.
•	Includes a multi-step process flowsheet, driven initially by acid leaching.
•	Employs solvent extraction, ion exchange, and other processes to achieve 4N+ HPA product.
•	Utilizes a closed loop reagent recycling system that generates extremely low levels of process residues and disposable waste, depending on aluminum input source.

High purity alumina represents a new product target for SCY, although one that has been under consideration by the Company for several years. SCY’s recent focus on critical metals recovery (CMR) from copper raffinates, and other acidic processing solutions in mining applications, raised the prospect of also extracting aluminum from these same solutions. This opportunity formed the basis of a separate provisional HPA patent in May 2020, with recovery and purification concepts tailored to high purity HPA product. The May 2021 HPA final patent application now includes HPA technology production claims related to a wider array of mine-based acidic solution aluminum sources, along with claims for producing HPA from smelter-grade alumina powders, and from alumina precursor feedstocks as well.

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

Patent Grants and Applications - Scandium Related

On May 20, 2021, the Company announce it has received notice of two separate patent grants from the US Patent Office in late April 2021, pertaining to work done by the Company to reserve rights in the recovery of scandium from copper raffinate solutions via ion exchange techniques, and to reserve rights in the manufacture of aluminum-scandium master alloys via these defined techniques. Both of these patent grants are directly applicable to processes and projects the Company is currently engaged in, with the intent to produce scandium products for use in both aluminum alloys and other technical applications.

HIGHLIGHTS – “Extraction of Scandium Values from Copper Leach Solutions,”

•	Patent Number 10,988,828 granted April 27, 2021.
•	Defines methods for recovering scandium from copper mine acidic solutions.
•	Tailored specifically to oxide copper heap leach solvent extraction (SX) raffinates.
•	Specifically employs ion-exchange technologies, pre or post copper recovery.

HIGHLIGHTS – “Scandium Master Alloy Production.”

•	Patent Number 10,988,830 granted April 27, 2021.
•	Defines methods for manufacturing aluminum-scandium master alloy (2%).
•	Identifies a two-flux system, containing a fluoride and an alkali metal chloride.
•	Allows for a rare earth element oxide addition, if desired.
•	Further allows for other critical metal additions to master alloys, where those are demanded as metal additions in the final aluminum alloy.

The Company announced in May 2020 that it was immediately focusing on critical metals recovery from acid leachate solutions common to oxide copper recovery plants, initially in the USA. Two provisional patent applications had already been filed by the Company at the time of that 2020 public announcement, both specific to recovery of critical metals from acidic copper systems, and encompassing a broad list of metals recovery possibilities.

One of these two existing applications subsequently received a grant by the Patent Office in April 2021 (Scandium Extraction from Copper Leach Solutions, US Patent number 10,988,828), and is specific to scandium.

The other existing application remains under review by the US Patent Office at this time. This final application is more encompassing with regard to metals targets identified and covered, including nickel, cobalt, copper, zinc, manganese, beryllium, aluminum, rhenium and scandium (and others), together with various recovery methods based on both ion exchange and solvent extraction methods. This broader patent application specifically covers copper systems where sulfuric acid leachates are present, but has been expanded to also cover similar leachate solutions in primary lithium, vanadium, and nickel systems. The pending patent application is titled “Recovery of Critical Metals from SX-EW Copper Raffinate and other Solutions Derived from Leaching Ores with Sulfuric Acid.”

The Company received a grant on a second patent application in in April 2021, specifically related to the manufacture of scandium master alloy (Scandium Master Alloy Production, US Patent number 10,988,830). This granted US Patent is a companion patent to an earlier master alloy patent granted to W. P. C. Duyvesteyn in 2018, and assigned to the Company.

The earlier 2018 patent (Scandium-Containing Master Alloy and Method for Making the Same.”, US Patent number 10,450,634), claimed capability for master alloy production from various scandium precursors (such as oxalates), defined processes by which either aluminum or magnesium master alloys could be made, and defined processes for manufacture. This patent also claimed capability to make aluminum or magnesium alloys containing scandium with direct additions of scandium precursors.

The subsequent 2021 patent grant goes further into aluminum-scandium master alloy production, is based on bench scale test work done by SCY and is supported by success achieved in those test programs. Specific test work results confirmed achievement of 2% scandium content in master alloy, at commercially acceptable recovery levels.

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

Subsequent Event – Third Quarter 2021

On November 8, 2021, the Company announced an addition to the target metals that will be investigated as a part of the previously announced LOI and joint technical development program.

Early work on the development program has now confirmed the presence of significant aluminum content in both the Phoenix Mine copper oxide ore, and raffinate. This contained aluminum represents a suitable feedstock for high purity alumina (HPA) product manufacture, and is now anticipated to play a significant role in overall CMR project economics. The June 2021 news release did not specifically identify HPA as a CMR project target, alongside other named critical metals targets, but it is now included as a central part of the technical development work program.

HIGHLIGHTS – HPA INCLUDED AS CMR PRODUCT TARGET

•	Aluminum ore grades at Phoenix Mine indicate HPA feedstock suitability.
•	HPA is now a key product target in the joint development program.
•	An HPA circuit would locate inside the mine gate, and generate a final product.
•	The full HPA circuit is covered by a US Patent application, filed by the Company.
•	No change to US$2.7M joint development budget or timetable for HPA addition.

The Company has had a longstanding interest in oxide copper project sources for HPA manufacture. They tend to present aluminum-containing solutions in relatively pure form and at high enough grades to form an advantageous low-cost HPA feedstock. Previous project discussions between the Company and Phoenix Mine/NGM included a possible HPA opportunity, so this addition to the development program represents a product recovery idea brought forward in timing.

The addition of HPA to the target product list for the Phoenix CMR Project is well accommodated by the existing LOI and development program parameters.

•	The partners’ development budget of US$2.7M is unchanged, and still shared 50:50.
•	Any HPA project located fully inside the Phoenix Mine site will be shared 50:50, with Phoenix as operator, similar to earlier agreements.
•	HPA will likely become the primary pay-metal for the project.
•	Economic recovery of available nickel, cobalt and scandium remains a part of the development program investigations.

Phoenix CMR product customers will continue to be battery metals customers. Phoenix copper project advantages from a CMR project that includes an HPA production capability will remain in place, including improved mine valuations, reserve life extensions, cleaner tailings, and potentially lower reclamation expenses.

Operating results - Revenues and Expenses

On a year-to-date basis cash expenditures were lower due to lower general and administrative fees. The lower general and administrative fees are mainly due to the one-time reduction in the property tax assessments at our Nyngan project.

The Company’s results when comparing Q3 2021 to Q3 2020 reflect an increase of $18,787 in cash operating costs due to higher general and administrative fees and exploration costs.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2021			2020				2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(278,704)	(761,080)	(312,137)	(706,306)	(265,057)	(270,463)	(146,014)	(311,807)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended September 30, 2021

The net loss for the quarter was $278,704, an increase of $13,647 from $265,057 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q3 2021 vs. Q3 2020 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
General and administrative	$(20,647)	The variance is due largely to patent costs which were incurred during Q3 2021 with no comparable charge in Q3 2020.

Exploration	$(13,764)	Costs were higher due to our participation in the CMR project with Nevada Gold Mines.

Consulting	$(5,001)	A fee accrued for a consultant working on the Critical Materials Recovery program drove the costs for this category higher when compared to Q3 in 2020.

Insurance	$(1,443)	The slightly higher cost in Q3 2021 is due to overall increases in insurance premiums for the Company’s operations.

Salaries and benefits	$27	Costs were almost the same for the comparable periods.

Amortization	$157	The slightly lower expense is attributable to certain assets being fully depreciated in 2021.

Professional fees	$2,050	Due to lower activity levels in Q3 2021, costs for professional fees were lower when compared to the comparable quarter in 2020.

Foreign exchange	$24,974	The US dollar strengthened during Q3 2021 resulting in our liabilities held in foreign funds were reduced giving us a favourable variance.

Results of Operations for the nine months ended September 30, 2021

The net loss for the nine-month period was $1,351,921, an increase of $670,387 from $681,534 in the same nine-month period of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 12:

Table 12. Variance Analysis for Net Loss

Nine-months ended September 30, 2021, vs. nine-months ended September 30, 2020 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$(382,430)	In January of 2020, the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event.

Stock-based compensation	$(352,009)

In the first nine months of 2021 the Company issued 6,175,000 stock options at an average price of C$0.18. In the comparative period in 2020, the Company issued 8,525,000 stock options at an average price of C$0.065. The lower price of the options issued in the prior year resulted in a much lower expense despite more options being issued.

Professional fees	$(9,099)	Timing of charges for the annual tax returns preparation and higher legal expenses led to the increase in 2021.

Exploration	$(6,998)	Costs were higher due to our participation in the CMR project with Nevada Gold Mines.

Salaries and benefits	$(5,738)	This unfavorable variance is due to foreign exchange impacts to accrued payments due individuals.

Insurance	$(3,457)	The slightly higher cost in 2021 is due to overall increases in insurance premiums for the Company’s operations.

Consulting	$(2,058)	Additional fees related to accrued one-time costs for a consultant were partially offset by overall lower costs for normal items included here.

Amortization	$421	The slightly lower expense is attributable to certain assets being fully depreciated in Q2 2021.

Foreign exchange	$44,844	The Company maintains a significant portion of our cash in Canadian dollar accounts. The US dollar weakened against the Canadian dollar in 2021 whereas in 2020 the US dollar was strengthening.

General and administrative	$46,137	The decrease in 2021 when compared to the same period one year ago is due to the reversal of accruals in prior periods for property taxes based on revised assessments on the Nyngan property.

Cash flow discussion for the nine-month period ended September 30, 2021, compared to September 30, 2020

The cash outflow for operating activities was $333,047, an increase of $363,304 (September 30, 2020 – $(30,257)), due mainly to the sale of a royalty interest in Q1 2020 and costs for patents and filing fees in 2021.

Cash inflows from financing activities of $227,064 reflect the fact that there were options exercised in the current nine-month period when compared to the nine-month period ended September 30, 2020, in which there were no private placements or options exercised.

Financial Position

Cash

The Company’s cash position decreased during the nine-month period by $105,983 to $64,301 (December 31, 2020 - $170,284) due mainly to the sale of a royalty in 2020 which was offset by the exercising of options in 2021.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $24,161 to $18,269 during the nine-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2020 - $42,430).

Property and equipment

Property and equipment consist of computer equipment at the Sparks, Nevada office. The decrease of $1,309 to $3,351 (December 2020 - $4,660) is due to amortization of that computer equipment in the nine-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has increased by $383,019 to $1,537,407 (December 2020– $1,154,388) due to the continued deferral of salaries to certain individuals which is partially offset by the removal of accruals for property taxes at Nyngan.

Capital Stock

Capital stock increased by $406,003 to $110,033,074 (December 31, 2020 - $109,627,071) due to the exercising of options.

Additional paid-in capital increased by $431,446, to $6,936,862 (December 31, 2020 - $6,505,416) as a result of option expensing which is partially offset by the exercising of stock options.

Liquidity and Capital Resources

At September 30, 2021, the Company had a working capital of $(1,454,837) including cash of $64,301 as compared to a working capital of $(941,674) including cash of $170,284 at December 31, 2020.

At September 30, 2021, the Company had a total of 35,500,000 stock options exercisable between C$0.065 and C$0.37 that have the potential upon exercise to generate a total of C$6,215,500 in cash over the next four and three quarter years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 316,272,595 issued and outstanding common shares and 35,500,000 stock options currently outstanding at a weighted average exercise price of C$0.175.

Off-balance sheet arrangements

At September 30, 2021, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the nine-month period ended September 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the nine-month period ended September 30, 2020, the Company expensed $196,551 for stock-based compensation for stock options issued to Company directors.

During the nine-month period ended September 30, 2021, the Company expensed a consulting fee of $76,500 to one of its directors. During the nine-month period ended September 30, 2020, the Company expensed a consulting fee of $76,500 to one of its directors. The expensed consulting fees in both years were accrued and remain unpaid.

As at September 30, 2021, the Company owed $1,042,619 to various directors and officers of the Company. (December 31, 2020 - $702,456)

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

Recent Accounting Pronouncements

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is reviewing this standard but expects little or no impact on its financial statements.

Accounting Standards Update 2019-12 – Income Taxes (Topic 740). The Financial Accounting Standards Board issued this Update as part of its initiative to reduce complexity in accounting standards. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company has implemented this standard for 2021, with little or no impact on its financial statements.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2021, formatted in XBRL (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2021

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ George Putnam
George Putnam
Principal Executive Officer

By:	/s/ Edward Dickinson
Edward Dickinson
Principal Financial Officer

