Form 10-K
period 2021-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2022-03-11
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $71,161,334 as at June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 317,157,595 common shares as at March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

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

Fractures	Breaks in a rock, usually due to intensive folding or faulting.

Grade	The concentration of a valuable mineral within an Ore

Hydrothermal	Hot fluids, usually water, which may or may not carry metals and other compounds in solution to the site of mineral deposition or wall rock alteration.

Igneous	A rock formed by the cooling of molten silicate material.

Intrusion	A general term for a body of igneous rock formed below the surface of the earth.

Kg	Kilogram which is equivalent to approximately 2.20 pounds.

Km	Kilometer which is equivalent to approximately 0.62 miles.

Mineralization	A term used to describe the presence of minerals of possible economic value. Also used to describe the process by which concentration of economic minerals occurs.

Net Smelter Returns Royalty	A share of the net revenues generated from the sale of metal produced by a mine.

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

ITEM 1.  BUSINESS

General

We were incorporated on July 17, 2006, under the laws of British Columbia, Canada under the name Golden Predator Mines Inc. We were incorporated as a wholly owned subsidiary of Energy Metals Corp. for the purpose of holding precious metals and certain specialty metals assets.  In order to focus on specialty metals, during February 2009 we transferred most of our precious mineral assets to our then wholly owned subsidiary Golden Predator Corp., and on March 6, 2009 we completed a spin-out of Golden Predator Corp. to our shareholders. Effective March 12, 2009, we changed our name to EMC Metals Corp. In order to reflect a new emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp (“SCY” or the “Company”).

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

Our most advanced project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant and a development consent. We also hold an exploration license on a scandium mineral property located near Nyngan known as the “Honeybugle Scandium property” and a reservation on an exploration license on a scandium mineral property in Finland, known as the “Kiviniemi Scandium property.”

In addition to these scandium mining project interests, the Company is pursuing copper industry interest in our ion exchange (IX) and solvent extraction (SX) technology and knowhow, to recover high purity alumina (HPA), scandium, nickel, cobalt and other technology-driven metals from mineral processing solutions and other acidic waste streams in certain acid leach copper operations. This project effort is known as the “Critical Metals Recovery (CMR) Project,” with a specific focus on North American opportunities.

Our plan of operation for 2021 has been to obtain copper industry partners for our critical metals harvesting technology, and subsequently initiate discussions regarding offtake sales agreements with counterparties for those critical metals planned to be produced at participating separation sites. In June of 2021, we announced an LOI with a copper industry partner which established a development path for this strategy.

Our plan of operation for 2022 is to progress development of our CMR Project with our partner to the point where we can make joint decisions to build a production facility, and to pursue relevant sales agreements related to that contemplated production facility. We also intend to continue pursuit of scandium product customers for offtakes, either from our critical metals projects or from the Nyngan Scandium Project. We will also seek additional funding for corporate working capital and CMR project development costs in 2022.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2021, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

Business Operations

Company, Projects and Markets Summary

We are a mineral exploration and development company that is primarily focused on the development of critical metals recovery projects from mine-based feedstock sources, principally in North America, and from mine-based scandium mineral resources, principally in Australia. The Company has previously also considered exploration and project development opportunities in rare earth minerals, and other specialty metals, specifically including nickel, cobalt, boron, manganese, tantalum, titanium, and zirconium. We have not commenced construction on of any of our mineral development projects, and as a result we are an exploration stage company.

Our most advanced project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant, a development consent, and 100% of the mineral rights. The Company has completed a definitive feasibility study on the Nyngan Scandium Project dated May 4, 2016 (the “Feasibility Study” or “DFS”), which was prepared independently in accordance with NI 43-101. The results of the DFS include a 16.9 million tonne measured and indicated resource (grading 235ppm at a 100ppm cut-off) and a 1.43 million tonne mineral reserve (combined proven and probable), based on economics established in that study. The DFS was filed on May 6, 2016 and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and on the SEC’s website (www.sec.gov). A summary of the DFS is provided herein under “Item 2. Properties, Projects and Patents – Description of Mineral

Projects – Nyngan Scandium Project – Nyngan Feasibility Study.”

The Company also holds exploration licenses on two separate scandium-prospective properties:

•	an exploration license on the Honeybugle Scandium property, located 24 kilometers from the Nyngan Scandium Project, granted in 2014; and

•	an exploration license on the Kiviniemi Scandium Property a scandium-prospective property in central Finland, granted in 2018.

In addition to these scandium mining project interests, the Company is pursuing copper industry interest in our ion exchange (“IX”) and solvent extraction (SX) technology and knowhow to recover scandium, nickel, cobalt, high purity alumina (“HPA”) and other technology-driven metals from acidic waste streams in certain acid leach copper operations. This project effort is known as the “Critical Metals Recovery (“CMR”) Project,” with a specific focus on North American copper mine opportunities.

During June 2021, the Company announced signing a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada. The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery project (the “Phoenix CMR Project”) at the mine site. Development programs began in late 2021, and HPA has become the primary metal focus of the effort. Development efforts will continue to consider nickel, cobalt and scandium harvesting opportunities at copper oxide mine sites other than the Phoenix Mine.

We are also pursuing industry interest in our technology and capability to produce high purity alumina (HPA) from various other aluminum-containing feedstocks, associated with non-mine suppliers, either embedded in existing industrial facilities or stand-alone.

SCY’s critical metals recovery programs, including scandium and now HPA, are supported by a series of patent-protected processes and pending protections, filing-date preserved. The Company has been granted a US Patent Office Patent for scandium recovery and has filed additional patent applications for other metals, each using either IX or SX (or both) technologies, based on feedstock sources that encompass and extend beyond copper oxide mine process solutions. The Company has also specifically filed additional patent applications on HPA processing technology in 2020 and 2021 which are directly applicable to our joint development program at the Phoenix Mine with NGM.

Corporate Objectives and Strategy

Our corporate focus is on the development of projects that enable the production and sale of critical metals from mine or mine-related sources. It is our intent to add a series of related metal recovery business opportunities alongside the Nyngan Scandium Project, which has otherwise been SCY’s primary project and product focus. This change reflects a marketplace priority for production of identified critical metals from new, local sources. That fact, along with the Company’s CMR capability, has broadened the immediate product opportunity for SCY. This strategy reflects SCY’s desire to build a suite of projects that can deliver products tailored directly to lithium-ion battery markets, and specifically to battery components that have application in the electric vehicle industry.

While the Nyngan Scandium Project remains the most advanced project in the Company portfolio as at the end of 2021, the Company anticipates this position will be replaced by a CMR Project by the end of 2022.

•	For further information on the Nyngan Scandium Project, please refer to “Item 2. Properties, Projects and Patents - Description of Mineral Projects– Nyngan Scandium Project” and “Item 1A. Risk Factors.”

•	For further information on our ion exchange and solvent extraction technology related to CMR, please refer to “Item 2.Properties, Projects and Patents - Description of Mineral Projects – Critical Metals Recovery Technology Program” and “Item 1A. Risk Factors.”

Product Markets for Scandium

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury, and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as a powder, in oxide form, and known as scandium oxide, scandia or Sc2O3.,

Global annual production estimates of scandium range from 15 tonnes to 20 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced, specifically China and Russia. Two relatively recent production sources have entered the market which may prove more transparent. The Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.) announced plans to produce an oxide concentrate for upgrade, and operations have commenced. Recent announcements from Rio Tinto indicate their Quebec titanium feedstock producer, Rio Tinto Fer et Titane (RTFT), has undertaken small scale scandium production, beginning in 2021, with expansion capability planned for the future.

There is no reliable pricing data on global scandium oxide trading. Scandium oxide is typically traded in small quantities, between private parties, and pricing is not transparent to other buyers or sellers as there is no clearing facility as is more common with commercially traded metals and commodities. The U.S. Geological Survey (“USGS”) in its latest available report (dated January 2022) documents the 2021 price of scandium oxide (99.99% grade) at US$2,200/kg, indicating a significant reduction from the 2020 price estimate of US$3,800/kg. They also estimate the global sales of scandium oxide to be between 15-25 tpy, principally from China, Russia and the Philippines.

Prices vary, based on purity and quantity supplied. The USGS pricing generally reflects small volume sales, with larger quantities selling at lower prices, typically under US$2,000/kg. USGS reporting also acknowledged that ex-works China prices for 99.99% purity oxide were considerably lower than US-observed prices in 2021, based on underutilization of existing Chinese production capacity. Scandium oxide grades of 95-99% are generally considered suitable for manufacturing AlSc 2% master alloy, the form demanded for aluminum alloy applications

Scandium can also be effectively purchased in the form of aluminum-scandium (Al-Sc) master alloy, typically containing 2% scandium by weight. This product is the preferred form for manufacture of aluminum alloys containing scandium. The current January 2022 USGS report indicates the 2021 price for Al-Sc 2% master alloy at US$350/kg, slightly higher than the 2020 USGS average. Recent USGS estimated prices for Al-Sc 2% master alloy have also been high relative to commonly available prices ex-works China, which have trended under US$100/kg and are available in one tonne lots or greater today.

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

Product Markets for High Purity Alumina

Aluminum oxide, known as alumina ((Al2O3), is a plentiful and globally available commodity today. It is almost always a product of refining bauxite via the Bayer Process for use in the manufacture of aluminum metal and alloys and is available in varying grades. Smelter grade alumina (SGA) is typically traded at 99.0% purity, or slightly higher.

High purity alumina, or HPA, is a specialty grade product, and the designation typically begins at 99.9%, or 3N, and extends to 99.999% or higher. The process of aluminum feedstock purification to these very high purity standards, and the virtual elimination of certain deleterious elements, is challenging and costly.  The volumes of HPA traded globally are a small fraction of the worldwide SGA marketplace, and represent a high value, highly demanded product in specialty applications, based on alumina’s hardness, non-conducting electrical properties, thermal protective properties, and chemically inert nature.

HPA is otherwise commonly known as synthetic sapphire. Traditional demand has come from manufacturers who utilize this form, with the largest individual application in lighting, specifically light-emitting diodes (LED’s). that are constructed on synthetic sapphire wafers. Synthetic sapphire is also used in some semiconductor applications, scratch-resistant lenses and glass products, most commonly in watches, phones and handheld electronic devices.

The emerging demand for HPA is in lithium-ion battery (LiB) applications. HPA is used as a ceramic coating on battery separators, typically made of specialty polyvinyl materials, to add both physical strength and protection, and to significantly improve thermal durability. HPA also shows promising applications as an addition to the material composition of both the anode and cathode in LiB’s, based on the same contributing characteristics.

HPA is typically offered in two forms: as very fine powders for coating applications, or in a pellet form required for the manufacture of boules that are the feedstock for wafer manufacture. Product pricing is highly influenced by product form and the ability to meet strict customer quality parameters, including specific contaminant values. The market segments into two product grade categories:  grades of 4N or better and grades of 3N or lower, with marked pricing differences between these two segments. The global HPA market is estimated at approximately US$1Bn today, with the 4N+ segment representing over 60% of the total, on a value basis. Consumer trends show preference for higher purities (4N+), based on safety and performance, but cost and supply pressures in high growth areas will encourage exploration of 3N HPA alternatives.

Competitive Conditions

We compete with numerous other companies and individuals in the search for and the acquisition or control of attractive rare earth and specialty metals mineral properties and opportunities. Our ability to profitably build a portfolio of commercial operations in this market segment will depend on our acquisition success in finding and securing attractive positions for development, our ability to operate the plants and facilities we commit to construct, and our success in marketing the products we manufacture against competing producers in the marketplace.

In regard to our plan to produce scandium, there are a limited number of scandium producers presently. If we are successful at becoming a producer of scandium, our ability to be competitive will require that we establish a reliable supply of scandium to the market, delivered at purity levels demanded by various applications, and that our operating costs generate satisfactory margins, recognizing true prices will be set by customers and competitors in a market that is yet to mature.

Governmental Regulations and Environmental Laws

The development of any of our mining properties or CMR projects will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors” and Nyngan Scandium Project -

Environmental Permitting/Development Consent/Mining Lease below for additional information.

Employees

As at January 1, 2022, we have 5 full and part time employees and 2 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A.  RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are certain material risks and uncertainties that are specific to our industry and properties that could materially adversely affect our business, financial condition and results of operations.

Risks Associated with our CMR Project and our Scandium Mine Development

We may not meet the requirements set by the partners to construct and operate the Phoenix CMR project.

The CMR Project is in development stage during 2022. The results of the development work may or may not meet the standards and development hurdles applied by the partners at the end of that development work.  The project requires mutual consent to construct and operate, and that consent will be based on estimated economics, technical and market risks, and suitability to host the project at the Phoenix Mine.  The understanding of these risks and opportunities will not be clear until the development program is completed.

We may not be successful in attracting additional copper industry interest in our ion exchange (IX) technology. Our technology is designed to recover scandium, cobalt and other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations. Access to these processing streams is dependent on obtaining contractual relationships with existing copper mine operations. If we are unable to locate any further existing copper mine operations willing to initiate access rights, then we may not be able to proceed with additional mine hosted CMR Projects.

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

If we are successful at achieving scandium production, we may have difficulty selling scandium-containing products longer term.  Scandium is characterized by unreliable supply, resulting in limited development of markets for scandium oxide. Markets may take longer to develop than anticipated, and Nyngan and other potential scandium producers may have to wait for products and applications to create adequate demand. Certain applications may require lengthy certification processes that could delay usage or acceptance. In addition, certain scandium applications require very high purity scandium product, which is much more difficult to produce than lower grade product. If we commence production, our inability to supply scandium in sufficient quantities, in a reliable and timely manner, and in the correct quality, could reduce the demand for any scandium produced from our projects and possibly render the project uneconomic.

General Risks Associated with our Mining Activities and Company

We may not receive permits necessary to proceed with the development of any of our advancing projects.  The development of any of our mining properties, including the Nyngan Scandium Project, will require the acquisition and sustained possession of numerous local and national government approvals and permits. Our ability to secure all necessary permits required to develop any of our projects is unknown until such permits are received. If we cannot obtain or retain all necessary permits, the Nyngan Scandium Project cannot be developed, and our investment in the project potentially will be lost. While the critical permits for the Nyngan Scandium Project have been received, other permits remain outstanding at this time and continuing compliance with the terms of the permits is required.

This permitting requirement could be similarly restrictive for any CMR project, whether it is hosted by an existing operational partner or intended for construction and operation stand-alone. Our future market value will likely be significantly reduced to the extent one or more of our projects cannot proceed to the development or production stage due to an inability to secure all required permits.

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

ITEM 2.  PROPERTIES, PROJECTS AND PATENTS

Cautionary Note to U.S. Investors Regarding Resource Estimates

The Company’s technical disclosure in this section uses certain terms which are defined by the Canadian Institute of Mining, Metallurgy and Petroleum, and required to be disclosed in accordance with Canadian National Instrument 43-101 (“NI 43-101”). The disclosure standards in the United States Securities and Exchange Commission’s (the “SEC”) Subpart 1300 of Regulation S-K contain significant differences from the disclosure requirements of NI 43-101 and information presented in this section may not be comparable with United States standards in documents filed with the SEC. Accordingly, information concerning mineral deposits set forth in this section may not be comparable with information presented by companies using only United States standards in their public disclosures.

Description of Mineral Projects

Critical Metals Recovery Project

On May 13, 2020, we announced the Company’s pursuit of copper industry interest in both our ion exchange (IX) technology, select solvent exchange (SX) technology, and knowhow to recover scandium, high purity alumina, and potentially other critical metals from solvent extraction (SX) raffinate and other acidic waste streams in certain acid leach copper operations.

Recovery metals targets include cobalt, copper, nickel, scandium, and zinc, and possibly other metals and rare earth elements, plus high purity alumina (HPA), depending on recovery economics and project specifics. The suitability of our technologies varies with the specifics of individual orebodies, and associated recovery plant characteristics. Depending on specific project variables, and the value and volume of critical metals recovered, the end result economics are expected to be significant to the parties involved.

The copper industry is fully aware of the opportunity to harvest valuable metals from copper process waste streams, and the industry does so with significant success today in precious metals. Most specialty metals recovery work has historically been considered un-economic, based on effective recovery costs, and recovered metals pricing. The technology in this area has advanced, improving both operating costs and recoveries. New, technology-driven uses for critical metals are stressing supply channels. Traditional jurisdiction risk concerns are now multiplied by ethical sourcing issues, and long-term sustainability questions, all of which elevate the interest in broader, more localized sourcing. These issues are receiving heightened governmental and industry priority, and metals markets customers are now seeking and favoring new, economic, responsible solutions.

On the basis of this dynamic critical metals opportunity, and the fact that SCY has a significant capability to apply advanced mineral recovery technologies to the separation of critical metals from both ores and waste streams, the Company began a search for a North American copper industry host, in order to build a Critical Metals Recovery (CMR) Project. This effort immediately recognized an attractive economic potential for recovery of multiple metals, specifically metals used in lithium-ion battery manufacture. The potential new revenue stream of the combined metals residual does vary by orebody, and also by the specifics of the existing mineral processing systems in place.

In anticipation of securing a partner host with a copper oxide circuit that was suitable to develop this harvesting concept, the Company filed three US Patent Applications, seeking patent protection for its technical concepts. The work supporting these filings was based on bench scale testing with actual copper SX raffinate solutions. Those three filed patent applications were as follows:

1.	“Extraction of Scandium Values from Copper Leach Solutions”. Filed-2018, status-granted.

2.	“Recovery of Critical Metals from SX-EW Copper Raffinate and Other Solutions Derived from Leaching Ores with Sulfuric Acid”. Filed-2021, status-pending.

3.	“Process for the Preparation of High Purity Alumina”. Filed-2020, status-published/pending.

The Company believes these extraction technologies can be demonstrated with a working and successful copper plant installation, with proven knowhow.

Phoenix CMR Project Initiated with Nevada Gold Mines

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

On November 8, 2021, the Company announced the addition of HPA to the target metals list, based on work that confirmed the presence of significant aluminum content in both the Phoenix Mine copper oxide ore, and raffinate. This contained aluminum represents a suitable feedstock for high purity aluminum (HPA) product manufacture and is likely to be the most attractive metals product target for the Phoenix orebody.  The June 2021 news release did not specifically identify HPA as a specific metals target, but it is now formally included as an important part of the technical development work program and expected to be the primary product of value to be recovered at Phoenix mine.

The Company has had a longstanding interest in oxide copper project sources for HPA manufacture. They tend to present aluminum-containing solutions in relatively pure form and at high enough grades to form an advantageous low-cost HPA feedstock.  The harvesting of aluminum from Phoenix mine copper raffinate and similar projects at other mines will provide similar advantages to ongoing copper operations, including improved mine valuations, reserve life extensions, cleaner tailings, and potentially lower reclamation expenses.  The environmental impact from this production process is minimal – no new mines are required.

The Phoenix Mine is a gold-copper producer owned and operated by Nevada Gold Mines, a joint venture between Barrick Gold Corporation (61.5%) and Newmont Corporation (38.5%). The mine produces a copper/gold concentrate, copper cathode and gold dore. Nevada Gold Mines assets in Nevada represent the single largest gold-producing complex in the world.

Nyngan Scandium Project

Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2,900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the towns of Nyngan and Cobar. Final license area access is reached by clay farm tracks. The general area can be characterized as flat agricultural land, used predominantly for wheat farming and livestock grazing. Infrastructure in the area is good, including available water and electric power.  The property is classified as an Australia Property for financial statement segment information purposes.

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

The Company’s Australian subsidiary holds legal title to specific surface and mineral exploration rights on the Nyngan Scandium Project. During 2017, an additional EL (EL 8448) was granted. Figure 2 provides details of the location of EL 8448 and the locations of Mining Lease 1792 and Mining Lease Application 531, both of which overlay the exploration license area.

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

The Company is required to lodge individual A$10,000 environmental bonds with the NSW Mines Department for each license and must meet total minimum work requirements annually of approximately A$65,000, covering both licenses.

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

Metallurgy Development

The Company has invested in and developed methodology for extracting scandium from the Nyngan property resource since 2010. A portion of the work done over this period has been superseded by work that followed, but subsequent test programs universally benefitted from prior efforts. In summary, the programs have been as follows:

•	2010 – The Company inherited work done on Nyngan from the previous property owner, and applied that work to a quick flowsheet and capital estimate done for management by Roberts & Schaefer of Salt Lake City, Utah;

•	2011 – The Company employed Hazen Research, Inc., of Golden, Colorado, USA (“Hazen”) to test acid baking techniques and solvent extraction (“SX”) processes with Nyngan resource material. The Company also employed SGS-Lakefield (Ontario) to test pressure acid leach techniques on Nyngan resource, as a replacement for or an enhancement to acid bake techniques done earlier in the year by Hazen;

•	2012 – The Company engaged SNC-Lavalin to do an economic study for management, utilizing an acid bake flowsheet and SX work from the Hazen test program;

•	2014 – The Company published a preliminary economic assessment (“PEA”) entitled NI 43-101F1 Technical Report on the Feasibility of the Nyngan Scandium Project, authored by Larpro Pty Ltd, utilizing both Hazen and SGS-Lakefield test work results; and

•	2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia.”

•	2016 – The Company published an independently prepared definitive feasibility study (“DFS”) on the Nyngan Scandium Project. The technical report on the feasibility study entitled “Feasibility Study – Nyngan Scandium Project, Bogan Shire, NSW, Australia” was independently compiled pursuant to the requirements of NI 43-101 and incorporated the results of current and previous test work.

Nyngan Definitive Feasibility Study

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

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommends the Nyngan Scandium Project owners seek finance and proceed to construction, provided suitable offtake agreements with customers are arranged

Confirmatory Metallurgical Test Results

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

EIS Discussion

The EIS is the foundation document submitted by a developer intending to build a mine facility in Australia.  The Nyngan Scandium Project is considered a State Significant Project, in that capital cost exceeds A$30million, which means State agencies are designated to manage the investigation and approval process for granting a Development Consent from the Minister of Planning and Environment. This Department will manage the review of the Proposal through a number of State and local governmental agencies.

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

During the 2015-2017 timeframe, we continued our own internal laboratory-scale investigations into the production of aluminum-scandium master alloys, furthering our understanding of commercial processes and achievable recoveries. We advanced our abilities to make a standard-grade 2% scandium master alloy product typical of commercially available products offered today.

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

The MOU outlines steps to jointly establish the manufacturing parameters, metallurgical processes, and capital requirements to convert Nyngan Scandium Project scandium product into Master Alloy, at Weston's existing production site in NSW. The MOU does not include a binding contract with commercial terms at this stage, although the intent is to pursue the necessary technical elements to arrive at a commercial contract for conversion of scandium oxide to master alloy, and to do so prior to first mine production from the Nyngan Scandium Project.

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

The 2017 Alcereco offtake agreement expired in December 2020 and was not renewed by the parties.  Alcereco was seeking new company sponsorship at this time, was financially distressed, and the parties could see no benefit to renewal under those circumstances. Alcereco had notified SCY of a planned closure of operations in December, with future re-start possibilities unknown. Alcereco halted operations in late December, at which time all current programs with SCY were completed.

The results of our research work with Alcereco are positive, and consistent with the body of published literature available today on aluminum scandium alloys. We are observing noteworthy strengthening effects with scandium additions at and above 0.1%, and dramatic strengthening improvements with additions of 0.3%, while preserving or enhancing other alloy properties and characteristics. We have also demonstrated that alloy hardening process techniques can have significant effect on the final alloy properties, offering the opportunity to tune alloy characteristics to suit specific applications. These findings belong to SCY and can continue to be shared with select potential customers, as is deemed relevant to their specific areas of commercial interest.

Letters of Intent Signed with Aluminum Scandium Alloy Testing Partners

During 2018 and 2019, the Company announced that it entered into letter of intent (“LOI”) agreements with nine unrelated partnering entities who either manufactured parts from aluminum or consumed aluminum in the making of products. In each instance, we agreed to contribute scandium samples, either in form of scandium master alloy product, or aluminum-scandium alloy product, for trial testing by the partners in their downstream manufacturing applications. Each of the parties in receipt of the scandium samples agreed to report the general results of their testing programs, once completed. One of the agreements, specifically with Eck Industries, was extended in 2020 to a wider development program.

These formal LOI agreements, with various industry segment leaders, were designed to demonstrate how scandium performs in specific products, and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts, benefits, and costing implications of introducing scandium into their traditional aluminum feedstocks.

The results of the nine programs varied, with some showing positive results and others either showing little advantage or not enough to offset cost impacts. Some outcomes were limited in significant ways by the parameters of the testing itself. Based on the reported testing results, all nine partners would need to enter into new testing agreements, with more compelling outcomes, in order to contemplate the introduction of scandium into the aluminum alloy contained in their products in the future.

Some further specifics:

Alloy Casting Partners.  Four agreements were executed with the following entities: Eck Industries Inc. (Manitowoc, Wisconsin, USA), Grainger & Worrall Ltd., based in Shropshire, UK, Ohm & Häner Metallwerk GmbH & Co. GK, based in Olpe, Germany, and Bronze-Alu Group, based in La Couture-Boussey, northern France. Eck Industries is expected to continue their work with scandium (and cerium) additions in cast alloys, based on success in strength retention in high heat environments. The other groups did not see cost-offsetting benefits in existing alloys with existing customers.

Wrought Aluminum Manufacturing Partners.  Two agreements were executed with the following entities:

Austal Ltd.  headquartered in Henderson, Western Australia, and Gränges AB, based in Stockholm, Sweden. Results on marine alloys with Austal were encouraging, but further development of both plate and wire samples were deemed required to draw commercially favorable conclusions. Both corrosion and weld strength properties were pursued. Results on heat exchanger alloys with Gränges were ultimately less successful, based on the impacts of downstream manufacturing processes on scandium, and a challenging cost environment in the business sector.

Metal Forming Partners.  Two agreements were executed with the following entities: Impression Technologies Ltd., based in Coventry, UK., and PAB Coventry Ltd., based in Coventry, UK. These entities were both interested in determining whether ITLdefine? sheet-forming technology would see advantage in shaping aluminum containing scandium. A brief testing regime indicated that the machines saw no improvement, and in fact had difficulty managing the properties in the AlSc samples provided.

3D Print Partners.  Only one agreement was executed, with AML Technologies, based in Adelaide, Australia. SCY found significant challenge in sourcing quality AlSc wire for AML, and also for making suitable wire for this purpose ourselves. However, AML has had success with other wire sourcing partners, and ultimately received sample material in wire form from SCY. AML has not provided test results on SCY-supplied samples to date.  Our independent testing results on these wire samples have been favorable.

While working with these nine industry partner groups during the 2018-2021 period, the Company also pursued independent work on aluminum-scandium alloys in two areas: welding/heat tolerance and electrical conductivity. Results of the work in both of these areas is incomplete but shows good promise in specific applications. SCY’s intent is to continue to pursue opportunities to test these specific property-driven applications for aluminum-scandium alloys with appropriate testing partners in the future, whether those partners and programs can be disclosed or not disclosed.

The Company’s objectives regarding all future sample and testing programs with industry participants remains unchanged – to build a market for scandium alloys and to secure long term customers for the purchase of scandium products supplied by SCY.

Use Of Scandium in Lithium-Ion Batteries

On September 24, 2020, the Company announced the filing of a provisional patent application with the US Patent Office seeking patent rights on various applications of scandium in lithium-ion batteries. The patent application covers a number of scandium enhancements, including doping potential for both anodes and cathodes, and for solid electrolytes.

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

Rechargeable lithium-ion batteries (LIBs) are a staple of everyday life. The search for improved performance through design and materials advances is intense today. Considerable effort is being expended in developing next-generation materials for LIBs that will make batteries safer, lighter, more durable, faster to charge, more powerful, and more cost-effective. A sampling of some these efforts are as follows:

•	Minimizing or removing cobalt from cathode materials, based on cost, supply and geographic sourcing issues.

•	Improving the durability of liquid electrolytes with dopants, or substitution with safer and higher performing liquid or solid electrolyte systems.

•	Designing for higher voltage potential by utilizing different anode or cathode materials.

•	Determining combinations of metals that can better withstand harsh internal conditions.

•	Scandium, along with other specialty metals, has a clear role to play in each of these areas.

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

Delivering on that promise requires a number of improvements, including employing a dopant for stabilization of the manganese in certain cathode compositions, potential stabilization of lithium titanate (LTO) anode materials as well, and use of dopants to improve the conductivity of both these anode and cathode materials. Conventional liquid electrolytes may see improved function and longevity with the improved cathode and anode conductivity. Scandium represents a suitable and effective dopant in each of these applications.

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

The intent of this SCY patent filing was to advise the battery industry that scandium is a prospective dopant choice for enhanced performance of LIBs, both under existing design parameters and in particular for certain next-gen lithium-ion batteries. We want to ensure that battery research and design groups consider scandium additions, amongst their various materials choices, as they race to build a better lithium-ion battery.

Honeybugle Scandium Property

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales (NSW), Australia referred to as the Honeybugle Scandium property. The license area is located approximately 24 kilometers west-southwest from SCY’s Nyngan Scandium Project. The license area covers part of the Honeybugle geologic complex and will carry that name in our future references to the property. The ground was released by the prior holder, and SCY intends to explore the property for scandium and other metals.

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

The 13 holes highlighted in the table are grouped together on either side of Coffills Lane and represent all of the drill locations where meaningful intercept thickness generated scandium grades exceeding 175 ppm. Some of these 13 holes showed significant scandium values on the immediate surface, and alternately, other holes exhibited favorable scandium grades that began at shallow depth. The highest-grade Sc sample was found in a 21-24 meter interval (572 ppm), although several holes produced better than 350 ppm Sc intercepts at depths of under 9 meters. The deepest hole (EHAC 7) was drilled to 57 meters, showing good scandium grades over a 12-meter horizon (245 ppm) near the bottom of the hole, from 39 to 51 meters depth. Higher scandium grades were associated with higher iron levels. Holes were drilled to a depth where they contacted the fresh ultramafic bedrock, which generally signaled the end of any scandium enrichment zones.

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

During 2018, we performed site work at the Honeybugle Scandium property to meet the expenditure commitment to maintain the exploration license. That 2018 work did not change the previous conclusions, as described above.  Work is planned for 2022 on the property.

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at SCY is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the drill samples was carried out to industry standards for QA/QC. SCY employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0-4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Orange, for long-term storage. ALS/Orange dried and weighed the samples and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). These 50g sample bags of pulps were then sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron and magnesium, using Inductively Coupled Plasma Atomic Emission Spectroscopy (ICP-AES) after a four acid (total) digestion (technique ME-ICP61). The lower detection limit for scandium using this technique is 1ppm. For their internal quality control, ALS/Brisbane added 4 standard samples (for 20 repeat analyses), 10 blank samples and 16 duplicate samples to the batch. Please see news release see news release dated May 7, 2014, and available on www.sedar.com for further information on the Honeybugle drill results.

Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017, the Company announced that its wholly owned subsidiary company, Scandium International Mining Corp., Norway AS, was granted a reservation on an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration license was subsequently granted during August 2018, and our exploration rights have been moved to SCY Exploration Finland Oy, a wholly owned Finnish subsidiary.

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

Highlights

•	Kiviniemi property was previously identified for scandium and explored by GTK,

•	Property is a high iron content, medium grade scandium target, located on surface, with on-site upgrade potential,

•	Early resource upgrade work done for GTK promising, confirmed by SCY,

•	Property is all-weather accessible, close to infrastructure, and

•	Finland location is mining-friendly and ideally suited to EU customer markets.

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

During August 2018, an exploration license for the Kiviniemi Scandium property was granted from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration area is approximately 24.6 hectares (0.25 square kilometer), identical to the historic GTK exploration license on the property, which expired in 2015. The mineralized area, as defined on GTK resource modeling maps, is approximately 25% of the total reservation. The exploration license requires us to report our exploration activities annually to Finland government agencies and to demonstrate in the annual reports that any exploration work has been effective and systematic.

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

Geology of Resource Target. The host rock is very iron-rich, garnet-bearing fayalite ferro(monzo) diorite. The main minerals in the deposit include plagioclase, potassium feldspar, ferrohedenbergite (clinopyroxene), ferrohastingsite (amphibole), almandine garnet and fayalite. The principal scandium carrier minerals are ferrohastingsite (59%) and ferrohedenbergite (40%).

Resource Modeling

GTK completed and published a paper outlining property work including a 3D modeling and resource estimation on the project, in March 2016. The authors employed data from 6 holes and used an industry standard GEOVIA Surpac software to produce a geological 3D domain model, and inverse distance was run to estimate resource grades into the block model. The authors declined to specifically characterize the resource on the basis of limited holes and uneven spacing, describing their estimate as an “exploration potential measurement.” The authors estimated that another 500-700 meters of drilling (5-7 holes) would establish 50-meter centers on the target and allow a resource classification. The mineralized target remains open at depth. The authors did provide a table of results on tonnage estimates from their modeling work, at various cut off values, excerpts of which are presented below.

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

Kiviniemi Project Summary

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

We plan a limited drill program to augment the existing GTK data and provide more sample material for metallurgical test work programs to define economic site upgrade possibilities on the scandium mineralization observed to date.

Patent Program Summary- Applications and Grants

Patent Filings - Summary

The Company is in the process of establishing a significant portfolio of intellectual property through the filing of scandium related patents both in the US and abroad.

On 10/12/2021 the company was granted a patent for the recovery of scandium from nickel laterite ores.

To date, the following nine US patents have been granted to the Company:

11,142,809	Systems and Processes for Recovering Scandium Values from Laterite Ores
10,988,830	Scandium Master Alloy Production
10,988,828	Extraction of Scandium Values from Copper Leach Solutions
10,450,634	Scandium-Containing Master Alloys and Method for Making The Same
10,378,085	Recovery Of Scandium Values Through Selective Precipitation of Hematite and Basic Iron Sulfates from Acid Leachates
10,260,127	Method For Recovering Scandium Values from Leach Solutions
9,982,326	Solvent Extraction of Scandium from Leach Solutions
9,982,325	Systems And Methodologies for Direct Acid Leaching of Scandium-Bearing Ores
8,372,367	System and Method for Recovering Boron Values from Plant Tailings

Below is a list of thirteen US patents that have been filed, but have not been granted yet:

US20210371294-A1	Process for the Preparation of High Purity Alumina*
US202163038873	Recovery of Critical Metals from SX-EW Copper Raffinate and Other Solutions Derived from Leaching Ores with Sulfuric Acid
US20210347651	Counter Current Process for Recovering High Purity Copper Sulfate Values from Low Grade Ores
US20200001407	Control Of Recrystallization In Cold-Rolled AlMn(Mg)ScZr Sheets For Brazing Applications
US20210172041	Byproduct Scandium Recovery from Low Grade Primary Metal Oxide Ores
US20190218645	Direct Scandium Alloying
US20120305452	Dry, Stackable Tailings and Methods for Producing the Same
US20110298270	In Situ Ore Leaching Using Freeze Barriers
US2012005585l	Low Carbon Dioxide Footprint for Coal Liquefaction
US20120204680	System and Method for Recovery of Nickel Values from Nickel-Containing Ores
US20120207656	System and Method for Recovery of Scandium Values from Scandium-Containing Ores
Provisional (2)	Titles not yet publicly disclosed

    *NOTE:  This Final Patent Application was published by the US Patent office on December 2, 2021 (A1)

Patent Applications Discussion

•	These patents and patent applications cover novel, unique flowsheet designs, applicable to both scandium extraction and other metals extraction.

•	The patented designs on scandium are largely supported by test work done with Nyngan Scandium Project resource material and known design parameters.

•	The scandium patents cover HPAL system material flows, solvent extraction (SX), ion exchange systems (“IX”), atmospheric tank and heap leaching systems and techniques, and processes for directly making select master alloys containing scandium; and

•	A number of the scandium-focussed designs are incorporated as part of the DFS.

•	Recovery of by-product scandium from certain other mineral resources is also covered.

•	Recovery of base metals, such as copper, cobalt, nickel, manganese and aluminum from process solutions or waste products is also covered.

•	Use of scandium in lithium-ion batteries is addressed.

These patent applications, filed with the US Patent Office, protect the Company’s position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review of patent applications by the US Patent Office takes time, but the initial dates of filing these patents define the basis of IP ownership claims, as is generally afforded U.S. patentholders.

The Company intends to utilize the IP contained in these process patents in the development of process flowsheets for recovery of scandium from its Nyngan Scandium Project, as well as its Honeybugle project and future by-product opportunities from leach solutions and/or waste products. The Company believes that patent protection of these specific, novel process designs will be granted.

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

Our history of work on solution separation technologies using ion exchange and/or solvent extraction has widened our opportunity to pursue recovery of select elements of a growing list of critical metals, as defined by governments, concerned customers and industry groups, specifically prioritising lithium-ion battery metals. Our current high-priority CMR Project development program at the Phoenix Mine, focussed on aluminum harvesting and HPA manufacture from copper oxide raffinate solutions is a direct beneficiary. HPA patent application US20210371294-A1, filed in May 2021, is directly applicable to this project and currently defines our approach in development work with Nevada Gold Mines.

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

Principal Projects - Planned Activities for 2022-2023

The following development steps are planned for the Company’s initiatives in 2022 and 2023:

•	Continue and complete the 15-month Phoenix CMR Project development program, including test work, pilot plant studies, and high grade financial and costing studies required to take Final Investment Decision (FID). Work is scheduled to complete by end 2022.

•	Investigate and identify suitable customers for products planned for CMR production,

•	Seek additional copper industry host(s) for additional CMR Project developments.

•	Seek possible non-mine partners or collaborations that will support an HPA project, specifically targeting opportunities in North America and Europe.

•	With results of a successful CMR development program with NGM, raise capital for a Phoenix CMR Project, beginning in late 2022.

With successful completion of the Phoenix CMR development program, and a mutual decision between NGM and SCY to build a critical metals recovery project at Phoenix Mine, the Company intends to commence construction of production facilities and make product available for sale in early 2024.

Project work on any potential stand-alone HPA project will follow a similar but independent course to the Phoenix CMR Project, and is subject to identifying suitable industry partners, in those individual situations where a partner is deemed necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets currently and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The principal market on which our common shares are traded is the Toronto Stock Exchange.  Our common shares commenced trading on the Toronto Stock Exchange on April 24, 2008, under the symbol “GP.”  Effective March 11, 2009, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “EMC.” Effective November 28, 2014, the common shares were listed and posted for trading on the Toronto Stock Exchange under the symbol “SCY.” The following table shows the high and low trading prices of our common shares on the Toronto Stock Exchange for the periods indicated.

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2021
First quarter	0.325	0.205
Second quarter	0.250	0.165
Third quarter	0.225	0.155
Fourth quarter	0.200	0.135
Fiscal Year ended December 31, 2020
First quarter	0.095	0.060
Second quarter	0.135	0.060
Third quarter	0.135	0.110
Fourth quarter	0.230	0.110

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

	High	Low
January 2022	1.2741	1.2484
December 2021	1.2942	1.2660
November 2021	1.2792	1.2368
October 2021	1.2654	1.2329
September 2021	1.2828	1.2518
August 2021	1.2856	1.2514

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2020, and 2021.

	Year Ended December 31 (Canadian $ per U.S. $)
	2021	2020
Rate at end of Period	1.2732	1.2732
Low	1.2718	1.2718
High	1.4496	1.4496

As of March 8, 2022, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as of December 31, 2021, respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,615,000	C$0.177	12,958,639
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	34,615,000	C$0.177	12,958,639

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2021.

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

The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production at all its properties. The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY.”

These consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company currently earns no operating revenues and will require additional capital to advance the Nyngan property. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. If additional financial support is not received, or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

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

Results for the Year ended December 31, 2021

Liquidity and Capital Resources

On December 31, 2021, we had working capital of $(1,598,778) including cash of $93,694 and current liabilities of $1,727,714 as compared to working capital of $(941,674) including cash of $170,284 at December 31, 2020.

On December 31, 2021, we had a total of 34,615,000 (2020 – 35,100,000) stock options exercisable between C$0.065 and C$0.37 (2020 – between C$0.065 and C$0.37) which have the potential upon exercise to generate a total of C$6,122,000 (2020 – C$5,962,625) in cash over the next four and a half years. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing to execute our business plan.

Our major capital requirement in the next 12 months relates our entry into a critical metals recovery program.

Results of Operations

Quarter ended December 31, 2021

The net loss for the quarter decreased by $491,195 to $215,111 from a loss of $706,306 in the prior year mainly because of decreased stock-based compensation costs and lower general and administrative expenses. Details of the individual items contributing to the decreased loss are as follows:

Q4 2021 vs. Q4 2020 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Stock based compensation	$425,679	In Q4 of 2020 the Company granted 5,900,000 stock options all of which vested immediately. In the comparative quarter of 2021, no options grant was made.
General and administrative	$30,530	In Q4 2021, the Company received a refund of property taxes in Australia on its’ Nyngan property which account for the bulk of this favorable variance.
Exploration	$17,330

In Q4 2020 the Company began initial spending on its Critical Metals Recovery program with very little expenditures being made when compared to Q4 2020 when the Company was acquiring aluminum/scandium alloys to promote its focus on scandium.

Foreign exchange loss	$10,106

In Q4 2021 the US dollar strengthened against both the Canadian and Australian dollar. This meant that for any accounts payable held in Canadian and Australian dollars those liabilities decreased. In the comparative quarter of one year ago the opposite situation occurred.

Insurance	$1,220	This favorable variance is due to lower premiums that the Company was able to negotiate in Q4 2021 when compared to Q4 2020.
Travel	$1,006	The Company has curtailed travel in both comparative periods with the 2021 expenses being almost non-existent.
Consulting	$989	Year over year costs are almost the same.
Salaries and benefits	$948	The slightly lower cost in Q4 2021 is due to the strengthening of the US dollar against both the Canadian and Australian dollar.
Professional fees	$(565)	Year over year costs are almost the same.

Results of Operations for the Year ended December 31, 2021

The net loss for the year increased by $179,192 to $1,567,032 from $1,387,840 in the prior year, mainly because of a one-time royalty sale in 2020 which was partially offset by lower general and administrative and stock-based compensation. Details of the individual items contributing to the decreased net loss are as follows:

2021 vs. 2020 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Sale of royalty interest	$(382,430)	In January of 2020, the Company sold a royalty interest for net proceeds of $382,430. This was a non-recurring event leading to this unfavourable variance
Professional fees	$(9,664)	The increased fee is attributable to the entering into of the CMR agreement with Nevada Gold Mines.
Salaries and benefits	$(4,790)	The slightly higher cost in 2021 is due to the strengthening of the Australian dollar against the US dollar.
Insurance	$(2,237)	The higher cost in 2021 is due to overall increases in insurance premiums for the Company’s operations.
Consulting	$(1,069)	This negative variance is due to the hiring of a consultant to advance our CMR project.
Amortization	$579	A lower base of depreciable assets when compared to 2021 resulted in this favourable variance.
Travel	$4,800	In 2021 the Company reduced its travel costs to conserve capital.
Exploration	$10,332	With the Company in a conservation of cash mode in 2021, less funds were expended on this activity.
Foreign exchange gain	$54,950	The overall strengthening of the US dollar caused this favourable variance.
Stock-based compensation	$73,670	Options granted in 2021 were done when the stock was at a lower market price. This resulted in a lower expense.
General and administrative	$76,667	The decrease in this expense is largely due to a refund of property taxes paid in Australia on the reassessment of Nyngan from Mining to Agriculture.

Cash flow discussion for the year ended December 31, 2021, compared to December 31, 2020

The cash outflow from operating activities increased by $292,224 to $374,205 (2020 – $81,981) due mainly to the sale of a royalty interest in 2020 of $382,430 which was partially offset by overall lower operating costs.

Cash inflows from financing activities of $297,815 increased by $161,118 due to exercises of stock options of $297,815 versus $136,697 for the year ending December 31, 2020.

Summary of quarterly results (US$)

	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(215,111)	(278,704)	(761,080)	(312,137)	(706,306)	(265,057)	(270,463)	(146,014)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Financial Position

Cash

Yearend Cash declined by $76,390 to $93,894 (2020 - $170,284)

Prepaid expenses and receivables

Prepaid expenses and receivables have decreased by $7,388 to $35,042 (2020 - $42,430) due to lower activity levels in 2021.

Reclamation bond

A reclamation bond of $11,444 was purchased for the Kiviniemi property in 2018.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office.  The decrease of $1,728 to $2,932 at December 31, 2021 (2020 - $4,660) is due to depreciation of computer servers at the Sparks office.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2021 (2020 - $704,053).

Accounts Payable, Accounts payable with related parties and Accrued Liabilities

Accounts payable, accounts payable with related parties and accrued liabilities have increased by $573,326 to $1,727,714 at December 31, 2021 (2020 – $1,154,388) due to the deferral of consulting fees and salaries.

Capital Stock

Capital stock increased by $522,106 to $110,149,177 (2020 - $109,627,071) due to stock option exercises.

Additional paid-in capital increased by $386,094 to $6,891,510 (2020 - $6,505,416) as a result of stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2021 fiscal period.

Off-balance sheet arrangements

At December 31, 2021, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Transactions with related parties

During the year ended December 31, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors.  During the year ended December 31, 2020, the Company expensed $542,772 for stock options issued to Company directors.

During each of the years ended December 31, 2021, and December 31, 2020, the Company accrued a consulting fee of $102,000 to one of its directors.

As at December 31, 2021, the Company owed $1,159,713 (2020 - $702,456) to officers of the Company.

Additional Information and Accounting Pronouncements

Outstanding share data

At March 8, 2022 we had 317,157,595 issued and outstanding common shares and 30,215,000 outstanding stock options at a weighted average exercise price of C$0.203. No warrants are outstanding at March 8, 2022.

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

Financial instruments and other risks

Our financial instruments consist of cash, receivables, accounts payable and accrued liabilities, accounts payable with related parties, and promissory notes payable. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from our financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks, one in Vancouver, British Columbia, Canada, one in Melbourne, Australia, and in one in Chicago, Illinois.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2021, and 2020, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2021.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2022, and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before April 30, 2022, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2021, and 2020 and audit reports thereon. (DAVIDSON & COMPANY LLP - PCAOB 731)	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
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

SCANDIUM INTERNATIONAL MINING CORP.

Date: March 11, 2022	By:	/s/George Putnam
George Putnam
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

March 11, 2022

/s/ William Harris	Chairman and Director	March 11, 2022
William Harris

/s/ James Rothwell	Director	March 11, 2022
James Rothwell

/s/ Willem Duyvesteyn	Director	March 11, 2022
Willem Duyvesteyn

/s/ Warren Davis	Director	March 11, 2022
Warren Davis

/s/ Peter Evensen	Director	March 11, 2022
Peter Evensen

/s/ R.Christian Evensen	Director	March 11, 2022
R. Christian Evensen

/s/ Edward Dickinson	Principal Accounting Officer and	March 11, 2022
Edward Dickinson	Principal Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

 YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Scandium International Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, changes in cash flows, and changes in equity (deficiency) for the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently earns no operating revenues and will require additional capital.  These material uncertainties raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral property interests impairment consideration

At December 31, 2021, the Company’s mineral property interests balance totaled $704,053. As more fully described in Note 2 to the financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

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

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

March 11, 2022

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2021	December 31, 2020

ASSETS

Current
Cash	$93,894	$170,284
Prepaid expenses and receivables	35,042	42,430

	128,936	212,714

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	2,932	4,660
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$847,365	$932,871

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$568,001	$451,932
Accounts payable with related parties (Note 5)	1,159,713	702,456

Total Liabilities	1,727,714	1,154,388

Shareholders’ Deficiency
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 317,157,595(2020 – 314,032,595))	110,149,177	109,627,071
Treasury stock (Note 7) (1,033,333 common shares) (2020 –1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,891,510	6,505,416
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,803,442)	(114,236,410)

Total Equity Shareholders’ Deficiency	(880,349)	(221,517)

Total Liabilities and Shareholders’ Deficiency	$847,365	$932,871

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

Years ended:	December 31, 2021	December 31, 2020

EXPENSES
Amortization (Note 3)	$1,728	$2,307
Consulting (Note 5)	130,622	129,553
Exploration	70,450	80,782
General and administrative	212,795	289,462
Insurance	35,535	33,298
Professional fees	63,459	53,795
Salaries and benefits	465,599	460,809
Stock-based compensation (Notes 5 & 6)	610,385	684,055
Travel and entertainment	380	5,180

	(1,590,953)	(1,739,241)

Foreign exchange gain (loss)	23,921	(31,029)
Sale of royalty (Note 11)	-	382,430

Loss and comprehensive loss for the year	$(1,567,032)	$(1,387,840)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	316,169,361	312,605,335

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended:	December 31, 2021	December 31, 2020

CASH FLOWS USED IN OPERATING ACTIVITIES
Loss for the year	$(1,567,032)	$(1,387,840)
Items not affecting cash:
Amortization	1,728	2,307
Stock-based compensation	610,385	684,055
Changes in non-cash working capital items:
Decrease in prepaids and receivables	7,388	3,333
Increase in accounts payable, accrued liabilities and accounts payable with related parties	573,326	616,164
	(374,205)	(81,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised for common shares	297,815	136,697
	297,815	136,697

Change in cash during the year	(76,390)	54,716
Cash, beginning of year	170,284	115,568

Cash, end of year	$93,894	$170,284
Anti-dilutive securities
Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2019	312,482,595	$109,375,661	$5,936,074	$(1,264,194)	$(853,400)	$(112,848,570)	$345,571
Options exercised	1,550,000	251,410	(114,713)	-	-	-	136,697
Stock-based compensation	-	-	684,055	-	-	-	684,055
Loss for the year	-	-	-	-	-	(1,387,840)	(1,387,840)
Balance, December 31, 2020	314,032,595	109,627,071	6,505,416	(1,264,194)	(853,400)	(114,236,410)	(221,517)
Options exercised	3,125,000	522,106	(224,291)	-	-	-	297,815
Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the year	-	-	-	-	-	(1,567,032)	(1,567,032)
Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Expressed in US Dollars)

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

The Company currently earns no operating revenues and will require additional capital in order to advance both the Nyngan property and the Critical Metals Recovery program with Nevada Gold Mines. The Company’s ability to continue as a going concern is uncertain and is dependent upon the generation of profits from mineral properties, obtaining additional financing and maintaining continued support from its shareholders and creditors. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern. In the event that additional financial support is not received, or operating profits are not generated, the carrying values of the Company’s assets may be adversely affected.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp. Norway AS, SCY Exploration Finland Oy and EMC Metals Australia Pty Ltd.(“EMC-A”). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

d) Mineral interests and exploration and development costs

The costs of acquiring mineral interests are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral interest is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral interests are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

h) Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2021 and 2020 there were no warrants outstanding and 34,615,000 options (2020 – 35,100,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

l) Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2021, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

The following table presents information about the assets that are measured at fair value on a recurring basis as at December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$93,894	$93,894	$-	$-

Total	$93,894	$93,894	$-	$-

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Expressed in US Dollars)

3.	EQUIPMENT

             2021

	December 31, 2020 Net Book Value	Additions (disposals)	Amortization	December 31, 2021 Net Book Value
Computer equipment	$4,660	$-	$1,728)	$2,932

             2020

	December 31, 2019 Net Book Value	Additions (disposals)	Amortization	December 31, 2020 Net Book Value
Computer equipment	$6,967	$-	$2,307)	$4,660

4.	MINERAL PROPERTY INTERESTS

Scandium and other

Acquisition costs

Balance, December 31, 2021, 2020, and 2019	$704,053

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

SCANDIUM PROPERTIES AND CRITICAL METALS RECOVERY PROJECT

Nyngan, New South Wales Property

The Company holds a 100% interest in the Nyngan property in New South Wales, Australia (NSW). A definitive feasibility study was completed on the property in 2016.

In April 2019, the Company received notice from the New South Wales Department of Planning and Environment (the “Department”) that, due to a procedural issue within the Department, the Company’s Mine Lease Grant (“ML 1763”) pertaining to the Nyngan Scandium Project, previously issued by the Department, was invalid. On September 10, 2020, the Company announced receipt of a Final Determination letter from the Deputy Secretary, Mining, Exploration and Geoscience resolving the outstanding objection filed by the landowner in 2016. This Final Determination will allow all measured and indicated resources included in the Nyngan Scandium Project Definitive Feasibility Study (“DFS”) to be reinstated in a Mining Lease grant. In May 2019, the Company filed a new mine lease application related to the Nyngan Scandium Project to compensate for the procedural issue. On July 24, 2019, the Company announced that a new mine lease (“ML 1792”) had been granted.

Royalties attached to the Nyngan property include a 0.7% royalty on gross mineral sales on the property, a 1.5% Net Profits Interest royalty to private parties involved with the early exploration on the property, and a 1.7% Net Smelter Returns royalty payable for 12 years after production commences. Another revenue royalty is payable to private interests of0.2%, subject to a $370,000cap. A NSW minerals royalty will also be levied on the project, subject to negotiation, currently4% on revenue.

Honeybugle property, Australia

The Company holds a100% interest in the Honeybugle property.

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. During fiscal 2018, a reclamation bond of $11,444(€10,000) was placed.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Expressed in US Dollars)

4.	MINERAL PROPERTY INTERESTS (cont’d…)

Critical Metals Recovery Project

In June 2021, the Company entered into a Letter of Intent (“LOI”) with Nevada Gold Mines (“NGM”) to initiate a joint technical and economic feasibility program at NGM’s Phoenix Mine, near Battle Mountain, Nevada. The purpose of this joint development program is to confirm the economic and technical viability of a critical metals recovery (“CMR”) project at the mine site. The LOI defines a detailed $2.7 million spend program to be split 50:50 by the partners. With program completion, the partners intend to take an investment decision on construction and operation of a plant facility to recover critical metals from mine solutions.

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2020, the Company expensed $542,772for stock options issued to Company directors.

During each of the years ended December 31, 2021, and December 31, 2020 the Company paid a consulting fee of $102,000 to one of its directors.

As at December 31, 2021, the Company owed $1,159,713 (2020 - $702,456) to officers of the Company.

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2019	34,610,000	$0.19
Granted	14,425,000	0.10
Exercised	(1,550,000)	0.12
Expired	(12,385,000)	0.14

Outstanding, December 31, 2020	35,100,000	0.17
Granted	6,175,000	0.18
Exercised	(3,125,000)	0.12
Expired	(3,535,000)	0.16

Outstanding, December 31, 2021	34,615,000	$0.18

Number currently exercisable	34,615,000	$0.18

As at December 31, 2021, incentive stock options were outstanding as follows:

	Number of Options (outstanding)	Number of Options (exercisable)	Exercise Price in Canadian $	Expiry Date

Options
	4,400,000	4,400,000	0.370	February 21, 2022*
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,240,000	4,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	4,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026

	34,615,000	34,615,000
*Options expired subsequent to year-end unexercised.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Expressed in US Dollars)

6.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)
57

As at December 31, 2021 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $445,466 (2020 - $1,891,329).

Stock-based compensation

During the year ended December 31, 2021, the Company recognized stock-based compensation of $610,385(December 31, 2020 - $684,055) in the statement of loss and comprehensive loss.  There were 6,175,000stock options granted during the year ended December 31, 2021 (December 31, 2020 – 14,425,000).

The weighted average fair value of the options granted in the year was C$0.18(2020 - C$0.10).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model.  The weighted average assumptions used in calculating the fair values of stock options granted in the year ended December 31,2021 are as follows:

	2021	2020

Risk-free interest rate	0.32%	2.31%
Expected life	5 Year	5 Year
Volatility	87.19%	90.40%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2021, 2020, and 2019	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2021	Australia	United States	Total

Equipment	$-	$2,932	$2,932
Mineral property interests	704,053	-	704,053

	$704,053	$2,932	$706,958

December 31, 2020	Australia	United States	Total

Equipment	$-	$4,660	$4,660
Mineral property interests	704,053	-	704,053

	$704,053	$4,660	$708,713

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Expressed in US Dollars)

9.	INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2021	2020

Loss before income taxes	$(1,567,032)	$(1,387,840)

Expected income tax (recovery)	(407,000)	(361,000)
Change in statutory, foreign exchange rates, and other	17,000	120,000
Permanent difference	154,000	182,000
Impact of foreign exchange	(38,000)	(190,000)
Adjustment to prior years provision versus statutory tax returns	119,000	(293,000)
Change in unrecognized deductible temporary differences	155,000	542,000
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	2021	2020
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,829,000	$1,803,000
Property and equipment	105,000	104,000
Marketable securities	-	19,000
Allowable capital losses	1,891,000	1,845,000
Non-capital losses available for future periods	6,591,000	6,450,000
	10,416,000	10,261,000
Unrecognized deferred tax assets	(10,416,000)	(10,261,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2021	Expiry Date Range	2020	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$7,036,000	No expiry date	$6,937,000	No expiry date
Property and equipment	403,000	No expiry date	400,000	No expiry date
Marketable securities	-	-	145,000	No expiry date
Allowable capital losses	7,274,000	No expiry date	7,250,000	No expiry date
Non-capital losses available for future periods	25,349,000	2021 to 2041	24,807,000	2019 to 2040

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no major non-cash transactions in the year ended December 31, 2021, and 2020.

There were no amounts paid for taxes and interest in the years ended December 31, 2021, and December 31, 2020.

60	SALE OF ROYALTY

On January 16, 2020, the Company received net proceeds of $382,430(C$500,000) from completion of a royalty buyback agreement. The Company’s royalty interest was related to the Windfall Lake gold property in Quebec, Canada, and was carried at zero value on the balance sheet.

