Form 10-K/A
period 2021-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2022-05-02
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “ large accelerated filer,”  “ accelerated filer”  “ smaller reporting company”  and “ emerging growth company”  in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 317,157,595 common shares as at April 28, 2022.

Auditor Firm Id: 731 Auditor Name: Davidson & Company LLP

Auditor Location: Vancouver, British Columbia, Canada

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 11, 2022, is being filed to include information for Part III, Items 10 through 14.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2021.

PART III

All references to “ $”  are references to United States dollars and all references to “ C$”  are references to Canadian dollars. As at April 28, 2022, one Canadian dollar was equal to approximately $0.79 in U.S. Currency.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members of the Board of Directors and the executive officers of the Company:

Name	Age	Position	Position Held Since
George Putnam(1)	68	President, Chief Executive Officer and Director	May 3, 2010
William B. Harris	75	Director Chairman of the Board	June 5, 2007 April 2, 2010
Willem Duyvesteyn(2)	77	Director Chief Technology Officer	January 20, 2010 October 28, 2015
Warren Davis(3)	77	Director	May 30, 2012
James Rothwell	73	Director	July 16, 2014
Peter B. Evensen(4)	63	Director	October 10, 2017
Christian B. Evensen	65	Director	October 10, 2017
Edward Dickinson(5)	75	Chief Financial Officer	August 15, 2011
John Thompson	74	Vice President Project Development	March 8, 2011

(1)	George Putnam resigned as the President, Chief Executive Officer and a director of the Company on April 18, 2022.
(2)	Willem Duyvesteyn resigned as the Chief Technology Officer and a director of the Company on April 13, 2022.
(3)	Warren Davis resigned as a director of the Company on April 12, 2022.
(4)	Peter B. Evensen was appointed as the Interim Chief Executive Officer of the Company on April 18, 2022.
(5)	Edward Dickinson resigned as the Chief Financial Officer of the Company on April 18, 2022.

Members of the Board of Directors hold office until the Company’s next annual general meeting of shareholders or until his or her successor have been duly appointed or elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

George Putnam, President, CEO and Director. Mr. Putnam has extensive mining industry experience, having worked for over 20 years for BHP (now BHP-Billiton) and GE/Utah International. Mr. Putnam also served for three years as CFO of QGX Ltd., a TSX-listed mineral exploration and development company. Mr. Putnam holds a BA (Economics) from Gettysburg College, and an MBA (Finance) from Duke University. The Board believes that Mr. Putnam’s expertise and experience in the mining industry is valuable to the Board.

William B. Harris, Chairman of the Board. Mr. Harris has more than 35 years of experience in financial and executive management with public companies. Mr. Harris is also a board member of enCore Energy Corp and the former President and CEO of Hoechst Fibers Worldwide, the global acetate and polyester business of Hoechst AG. Mr. Harris holds a BA in English from Harvard College and an MBA in finance from Columbia University Graduate School of Business. Mr. Harris’ expertise and experience make him a valuable member of the Board.

Willem Duyvesteyn, Chief Technical Officer and Director. Mr. Duyvesteyn has more than 40 years’ experience in the mining, mineral and energy industries. Mr. Duyvesteyn was Vice President and General Manager Minerals Technology for BHP for more than 10 years. Prior to BHP he served with AMAX as Director of Laterite Nickel projects. Mr. Duyvesteyn has an ingenieurs degree in mining engineering and extractive metallurgy from Delft University of Technology. Mr. Duyvesteyn’s extensive experience make him a valuable member of the Board.

Warren Davis, Director. Mr. Davis has held numerous senior roles in both minerals and electric power industries, with a focus on energy project development, project marketing and business strategy. Mr. Davis currently provides consulting services for several power plant contractors and electric power technology clients. His previous positions include roles with Black & Veatch (15 years), Bechtel Power Corp (three years), and The General Electric Company (10 years). Mr. Davis worked for Utah International Inc. (seven years) in the minerals industry, specifically in exploration, acquisitions and strategy. He was founder and president of Golden Bear Energy Services, a start-up energy company, and has worked in numerous entrepreneurial energy development roles. Mr. Davis holds a BS in Mechanical Engineering from UC Berkeley and an MBA from Stanford University. Mr. Davis’ experience and his independence from management make him a valuable member of the Board.

James Rothwell, Director. Mr. Rothwell has held numerous senior management roles and board positions in Canadian public mining companies, including Chairman of Shore Gold Inc. and Kensington Resources Ltd., Board Director for Motapa Diamonds Inc. and President, CEO and Director of Inca Pacific Resources and Dia Met Minerals Ltd. Prior to these Canadian company positions, he served for 27 years with Utah International and BHP in a number of business roles in the US, Canada, Brazil and Australia. With BHP, Mr. Rothwell’s operational experience included thermal coal, iron ore, coking coal, manganese, diamonds, and the leadership of the BHP Minerals marketing effort worldwide. He has served on minerals industry associations in Australia, the USA and Canada. Mr. Rothwell has a BA (Economics) and an MBA (Finance/Accounting) from Stanford University. Mr. Rothwell’s experience and his independence from management make him a valuable member of the Board.

Peter B. Evensen, Director. Mr. Peter B. Evensen is a consultant in the international shipping and offshore industry through Evensen Enterprises LLC, an entity he established after he retired as President and Chief Executive Officer of Teekay Corporation in January 2017 after joining Teekay in 2003 as Senior Vice President, Treasurer and Chief Financial Officer. Mr. Evensen has over 30 years of experience in banking and shipping finance. Prior to joining Teekay, Mr. Evensen was Managing Director and Head of Global Shipping at J.P. Morgan Securities Inc. and worked in other senior positions for its predecessor firms for over 20 years. His international industry experience includes positions in Vancouver, New York, London and Oslo. Mr. Evensen holds a B.A. in Economics and Political Science and attended the Tuck Advanced Management Program at Dartmouth. Mr. Evensen’s experience and his independence from management make him a valuable member of the Board.

Christian B. Evensen, Director. Mr. Christian Evensen is the founding partner of Alpinista Investments, LLC. He has spent his career structuring and managing corporate, derivative and real estate investments and their underlying financing of these investments. Prior to the formation of Alpinista in 2020, Mr. Evensen was the founder of Flintridge Capital Investments in 2006. Prior to Flintridge, Mr. Evensen was a founder (in 1990) and Managing Partner of Canyon Capital Advisors LLC and Canyon Capital Realty Advisors LLC, both SEC registered investment advisors. He was also President of Canyon Partners Incorporated, a NASD broker-dealer. During the 1980s, Mr. Evensen was a Senior Vice President and Director of the Senior Debt and International Markets Groups in the High Yield Bond Department of Drexel Burnham Lambert. Prior to working for Drexel, Mr. Evensen was a Vice President of the Currency and Interest Rate Derivatives Group at Merrill Lynch. Mr. Evensen began his career at The Bank of New York and First Interstate Bank. Mr. Evensen holds a B.A. in Economics from Williams College. Mr. Evensen’s experience and his independence from management make him a valuable member of the Board

Edward Dickinson, Chief Financial Officer. Prior to joining the Company, Mr. Dickinson was employed by Altair Nanotechnologies Inc. from August 1996 to August 2011 where he held several senior management positions including Chief Financial Officer, Director of Finance, Corporate Secretary and Senior Director – Program and Contract management. From 1994 to 1996, Mr. Dickinson was employed by the Southern California Edison Company as a negotiator of non-utility power generation contracts. Mr. Dickinson was Vice President and Director of GeoLectric Power Company during 1993 and 1994, and from 1987 through 1992 was the Director of Finance and Administration for OESI Power Corporation. Prior to 1987, Mr. Dickinson served in various financial and program management positions at the U.S. Department of Energy. Mr. Dickinson, who is a certified public accountant, obtained a Master’s degree in Accounting from California State University, Northridge.

John Thompson, Vice President Project Development. Mr. Thompson’s mining career spans 41 years in senior management roles with Utah Development Company, BHP (now BHP Billiton), Newcrest Mining and QGX Ltd., managing and developing mineral projects in Australia, New Zealand, Mongolia and the United States. He has held numerous other leadership roles in the mining industry, including four Mine/General Manager roles in coking coal, gold and titanium/iron sands operations and a General Manager position at Newcrest overseeing five operating gold businesses in Australia. Mr. Thompson has a Bachelor of Science degree in Mining and Petroleum Engineering from the University of Queensland and is a Fellow of the Australian Institute of Mining and Metallurgy.

OTHER DIRECTORSHIPS

The following table sets forth the current directors of the Company who are directors of other reporting issuers:

Name of Director	Reporting Issuers
George Putnam	None
William B. Harris	enCore Energy Corp.
Willem Duyvesteyn	None
Warren Davis	None
James Rothwell	None
Peter B. Evensen	None
Christian B. Evensen	None

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or pending criminal proceeding; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the Securities and Exchange Commission (“ SEC” ) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity; or (f) any material proceedings in which such person is a party adverse to SCY or any of its subsidiaries or has a material interest adverse to SCY or any of its subsidiaries. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director, executive officer or affiliate of SCY, any owner of record or beneficially of more than five percent of the Company’s Common Stock, or any associate of such director, executive officer, affiliate of SCY, or security holder.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

Peter B. Evensen and Christian B. Evensen are brothers and they both serve as directors of SCY. Other than as disclosed herein, there are no family relationships among any of the existing directors or executive officers of SCY.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (“ Exchange Act” ), requires SCY’s directors, executive officers and persons who own more than 10% of a registered class of SCY’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of SCY. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish SCY with copies of all Section 16(a) reports they file.

To SCY’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, SCY believes that during the year ended December 31, 2021, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Exchange Act.

ETHICAL BUSINESS CONDUCT

The Board has adopted a written code of ethics (the “ Code” ) applicable to officers and directors of the Company, entitled “ Board Code of Conduct” . A copy of this code of conduct is available on the Company’s website at www.scandiummining.com.

The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed.

AUDIT COMMITTEE

The Board has an audit committee (the “ Audit Committee” ) composed of three directors, William Harris (Chair), Warren Davis, and James Rothwell. All members of the Audit Committee are “ independent”  and “ financially literate”  in accordance with Multilateral Instrument 52-110 Audit Committees (“ NI 52-110” ). The Audit Committee reviews all financial statements of the Company prior to their publication, reviews audits or communications, recommends the appointment of independent auditors, reviews and approves the professional services to be rendered by independent auditors and reviews fees for audit services. The Audit Committee meets both separately with auditors (without management present) as well as with management present. The meetings with the auditors discuss the various aspects of the Company’s financial presentation in the areas of audit risk and Canadian generally accepted accounting principles. Specifically, the Audit Committee has:

(a) reviewed and discussed the audited financial statements with management;

(b) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended; and

(c) received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

A copy of the text of the Company’s audit committee charter can be found on the Company’s website at www.scandiummining.com.

Based on the foregoing review and discussions, the audit committee recommended to the Board that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Submitted by the Audit Committee.

William Harris, Chair

Warren Davis, Member

James Rothwell, Member

Audit Committee Financial Expert

William Harris is the Chair and the “ financial expert”  of the Audit Committee. Mr. Harris is an independent director.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of the Company’s president, chief executive officer, chief financial officer, and the two other most highly compensated officers (the “ Named Executive Officers” ) during the last three completed fiscal years for services rendered to the Company in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
George Putnam, President, CEO and Director	2021	$200,000	$Nil	$Nil	$68,672	$Nil	$Nil	$Nil	$268,672
	2020	$200,000	$Nil	$Nil	$162,865	$Nil	$Nil	$Nil	$362,865
	2019	$200,000	$Nil	$Nil	$39,263	$Nil	$Nil	$Nil	$239,263
Edward Dickinson, CFO	2021	$90,000	$Nil	$Nil	$39,241	$Nil	$Nil	$Nil	$129,241
	2020	$90,000	$Nil	$Nil	$54,218	$Nil	$Nil	$Nil	$144,218
	2019	$90,000	$Nil	$Nil	$15,705	$Nil	$Nil	$Nil	$105,705
John Thompson, Vice President Project Development	2021	$67,462	$Nil	$Nil	29,432	$Nil	$Nil	$Nil	$96,894
	2020	$62,659	$Nil	$Nil	$48,170	$Nil	$Nil	$Nil	$110,829
	2019	$62,638	$Nil	$Nil	$11,779	$Nil	$Nil	$Nil	$74,417
Willem Duyvesteyn CTO and Director	2021	$102,000	$Nil	$Nil	161,871	$Nil	$Nil	$Nil	263,871
	2020	$102,000	$Nil	$Nil	$80,743	$Nil	$Nil	$Nil	$182,743
	2019	$102,000	$Nil	$Nil	$31,410	$Nil	$Nil	$Nil	$133,410

(1)

The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021.

Director Compensation

No cash compensation was paid to any director of the Company for the director’s services as a director during the financial year ended December 31, 2021, other than the reimbursement of out-of-pocket expenses.

The Company has no standard arrangement pursuant to which directors are compensated by the Company for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the Toronto Stock Exchange (“ TSX” ). During the most recently completed financial year, no incentive stock options were granted to directors, including directors who are Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

Name	Option-based Awards				Share-based Awards
	Number of securities underlying unexercised options (#)	Option exercise price (C$)	Option expiration date	Value of Unexercised in-the money options (US$)(1)(2)	Number of shares or units of shares that have not vested (#)	Market or payout value of share based awards that have not vested ($)
William Harris	400,000	$0.37	Feb. 21, 2022	$Nil
	400,000	$0.225	Jan. 19, 2023	$Nil
	500,000	$0.15	May 9, 2024	$Nil
	500,000	$0.14	Nov. 13, 2025	$Nil
	500,000	$0.18	May 5, 2026	$Nil
Willem Duyvesteyn	500,000	$0.37	Feb. 21, 2022	$Nil
	500,000	$0.225	Jan. 19, 2023	$Nil
	400,000	$0.15	May 9, 2024	$Nil
	1,000,000	$0.065	Mar. 29, 2025	$58,500
	700,000	$0.14	Nov. 13, 2025	$Nil
	1,650,000	$0.18	May 5, 2026	$Nil
George Putnam	800,000	$0.37	Feb. 21, 2022	$Nil	N/A	N/A
	1,000,000	$0.225	Jan 19, 2023	$Nil
	250,000	$0.15	May 9, 2024	$Nil
	3,000,000	$0.065	Mar 25, 2025	$175,500
	1,000,000	$0.14	Nov. 13, 2025	$Nil
	700,000	$0.18	May 5, 2026	$Nil
Warren Davis	400,000	$0.37	Feb. 21, 2022	$Nil
	400,000	$0.225	Jan. 19, 2023	$Nil
	400,000	$0.15	May 9, 2024	$Nil
	400,000	$0.065	Mar. 25, 2025	$23,400
	400,000	$0.14	Nov. 13, 2025	$Nil
	400,000	$0.18	May 5, 2026	$Nil
James Rothwell	500,000	$0.37	Feb. 21, 2022	$Nil
	500,000	$0.225	Jan. 19, 2023	$Nil
	365,000	$0.15	May 9, 2024	$Nil
	400,000	$0.065	Mar. 25, 2025	$23,400
	400,000	$0.14	Nov. 13, 2025	$Nil
	400,000	$0.18	May 5, 2026	$Nil
Peter Evensen	500,000	$0.225	Jan. 19, 2023	$Nil	N/A	N/A
	500,000	$0.15	May 9, 2024	$Nil
	400,000	$0.065	Mar. 25, 2025	$23,400
	400,000	$0.14	Nov. 13, 2025	$Nil
	400,000	$0.18	May 5, 2026	$Nil
Christian Evensen	400,000	$0.225	Jan. 19, 2023	$Nil	N/A	N/A
	400,000	$0.15	May 9, 2024	$Nil
	400,000	$0.065	Mar. 25, 2025	$23,400
	400,000	$0.14	Nov. 13, 2025	$Nil
	400,000	$0.18	May 5, 2026	$Nil

(1)

“ Value of unexercised in-the-money options” is calculated by determining the difference between the market value of the securities underlying the options at the date referred to and the exercise price of the options and is not necessarily indicative of the value (i.e. loss or gain) that will actually be realized by the directors.

(2)	“ in-the-money options” means the excess of the market value of the Company’s shares on December 31, 2021 over the exercise price of the options.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning each exercise of stock options during the last completed fiscal year for each of the Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
George Putnam, President, CEO and Director	250,000	$29,287	N/A	N/A
Edward Dickinson, CFO	40,000 100,000	$4,092 $11,872	N/A	N/A
John Thompson, Vice President Project Development	N/A	N/A	N/A	N/A
Willem Duyvesteyn CTO and Director	N/A	N/A	N/A	N/A

TERMINATION AND CHANGE OF CONTROL BENEFITS

The following contracts, agreements, plans, and arrangements provide for payments to the applicable Named Executive Officers following or in connection with any termination (whether voluntary, involuntary or constructive), resignation, retirement, a change in control of the company or a change in such Named Executive Officers’ responsibilities:

George Putnam - the Company entered into a letter agreement effective May 1, 2010 with George Putnam, pursuant to which Mr. Putnam agreed to act as President and CEO of the Company. Mr. Putnam receives a base salary of $200,000 per year. The Compensation Committee has discretion to award an annual bonus and will review Mr. Putnam’s base salary on an annual basis. Mr. Putnam received an initial grant of 2,000,000 stock options, 25% of which vested immediately, and the remainder of which vested in three equal installments every six months thereafter. Mr. Putnam is entitled to termination payments in the amount of six months’ base salary if he is terminated without cause in his first year of employment, and six months’ base salary plus one month salary for each year of full service to a maximum of twenty-four months, if terminated after the first year of employment. If Mr. Putnam is terminated pursuant to a change in control, he is entitled to a termination payment equivalent to three times his base salary.

Edward Dickinson – the Company entered into a letter agreement effective September 1, 2011 with Edward Dickinson, pursuant to which Mr. Dickinson agreed to act as chief financial officer of the Company and its subsidiaries. Mr. Dickinson receives a base salary of $90,000 per year, reflecting a 50%-time commitment to the Company. If the job content and demands exceed a 50%-time commitment, then the Company may consider expanding Mr. Dickinson’s role and adjusting this compensation accordingly to reflect additional time and work commitment. Mr. Dickinson received an initial grant of 300,000 stock options, 20% of which vested immediately, and the remainder of which vested in four equal instalments every six months thereafter. Mr. Dickinson is entitled to participate in the Company’s stock option plan. If Mr. Dickinson is terminated pursuant to a change in control, he is entitled to a termination payment equal to one year’s base salary.

John D. Thompson – the Company entered into a letter agreement effective February 8, 2011 with John D. Thompson, pursuant to which Mr. Thompson agreed to act as VP, Project Development of the Company and its subsidiaries. Mr. Thompson receives a base salary of A$90,000 per year, reflecting his support to the Company on a 50% basis. If the position and job requirements expand to a full-time commitment, the Company may discuss with Mr. Thompson on appropriate compensation changes. Mr. Thompson received an initial grant of 500,000 stock options exercisable for a term of 5 years, 20% which vested immediately, and the remainder of which vested in four equal instalments every six months thereafter. Mr. Thompson is entitled to a termination payment equal to six months’ base salary plus one additional month of salary for each full year of services, to a maximum of twenty-four months. If Mr. Thompson is terminated pursuant to a change of control, he is entitled to a termination payment equal to two times his base salary.

Other than the agreements described above, the Company and its subsidiaries are not parties to any contracts, and have not entered into any plans or arrangements which require compensation to be paid to any of the Named Executive Officers in the event of:

(a) resignation, retirement or any other termination of employment with the Company or one of its subsidiaries;

(b) a change of control of the Company or one of its subsidiaries; or

(c) a change in the director, officer or employee’s responsibilities following a change of control of the Company.

COMPENSATION COMMITTEE

The Company’s compensation policies and programs are designed to be competitive with similar mining companies and to recognize and reward executive performance consistent with the success of the Company’s business. These policies and programs are intended to attract and retain capable and experienced people. The role and philosophy of the compensation committee (“ Compensation Committee” ) is to ensure that the Company’s compensation goals and objectives, as applied to the actual compensation paid to the Company’s Chief Executive Officer and other executive officers, are aligned with the Company’s overall business objectives and with shareholder interests.

In addition to industry comparables, the Compensation Committee considers a variety of factors when determining both compensation policies and programs and individual compensation levels. These factors include the long-range interests of the Company and its shareholders, overall financial and operating performance of the Company and the Compensation Committee’s assessment of each executive’s individual performance and contribution toward meeting corporate objectives.

The current members of the Compensation Committee are Peter Evensen, Warren Davis and William Harris. Warren Davis and William Harris are both independent directors. Peter Evensen is relying on a temporary exemption from the requirement to be an independent member of the Compensation Committee. The direct or indirect “ material relationship”  between Peter Evensen and the Company is based solely on his shared voting and investment control of over more than 10% of the Company’s common shares. The Board determined in its reasonable judgement that (i) Peter Evensen is able to exercise the impartial judgement necessary for Mr. Evensen to fulfill his responsibilities as a Compensation Committee member, and (ii) the appointment of Mr. Evensen is required by the best interests of the Company and its shareholders of the Company.

The function of the Compensation Committee is to assist the Board in fulfilling its responsibilities relating to the compensation practices of the executive officers of the Company. The Compensation Committee has been empowered to review the compensation levels of the executive officers of the Company and to report thereon to the Board; to review the strategic objectives of the stock option and other stock-based compensation plans of the Company and to set stock based compensation; and to consider any other matters which, in the Compensation Committee’s judgment, should be taken into account in reaching the recommendation to the Board concerning the compensation levels of the Company’s executive officers.

Report on Executive Compensation

This report on executive compensation has been authorized by the Compensation Committee. The Board assumes responsibility for reviewing and monitoring the long-range compensation strategy for the senior management of the Company although the Compensation Committee guides it in this role. The Board determines the type and amount of compensation for the President and CEO. The Board also reviews the compensation of the Company’s senior executives. The Compensation Committee has not considered the implications of the risks associated with the Company’s compensation policies and practices.

The Compensation Committee makes the final determination on compensation for directors and senior executives of the Company. The Compensation Committee will take recommendations from the CEO as to what appropriate levels of compensation should be for senior executives. The Compensation Committee does not delegate the authority to determine compensation for directors and senior officers to other persons.

Philosophy and Objectives

The compensation program for the senior management of the Company is designed to ensure that the level and form of compensation achieves certain objectives, including:

(a)	attracting and retaining talented, qualified and effective executives;

(b)	motivating the short and long-term performance of these executives; and

(c)	better aligning their interests with those of the Company’s shareholders.

In compensating its senior management, the Company has employed a combination of base salary and equity participation through its stock option plan. The Company’s Named Executive Officers or NEOs, as that term is defined in Form 51-102F6, and directors are not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Elements of the Compensation Program

The significant elements of compensation awarded to the Named Executive Officers (as defined below) are a cash salary and stock options. The Company does not presently have a long-term incentive plan for its Named Executive Officers. There is no policy or target regarding allocation between cash and non-cash elements of the Company’s compensation program. The Compensation Committee reviews annually the total compensation package of each of the Company’s executives on an individual basis, against the backdrop of the compensation goals and objectives described above and makes recommendations to the Board concerning the individual components of their compensation.

Cash Salary

As a general rule, the Company seeks to offer its Named Executive Officers a compensation package that is in line with that offered by other companies in our industry, and as an immediate means of rewarding the Named Executive Officers for efforts expended on behalf of the Company.

Equity Participation

The Company believes that encouraging its executives and employees to become shareholders is the best way of aligning their interests with those of its shareholders. Equity participation is accomplished through the Company’s stock option plan. Stock options are granted to senior executives taking into account a number of factors, including the amount and term of options previously granted, base salary and bonuses and competitive factors. Options are generally granted to senior executives which vest on terms established by the Board.

Perquisites and Other Personal Benefits

The Company’s Named Executive Officers are not generally entitled to significant perquisites or other personal benefits not offered to the Company’s other employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2021 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plan [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	34,615,000	$0.18	12,958,639
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total:	34,615,000	$0.18	12,958,639

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, as at April 28, 2022, the beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights are:

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued and Outstanding
Willem Duyvesteyn Reno, Nevada	18,362,204(3)	Sole voting and investment control	5.78%
	9,518,693(2)(3)	Shared voting and investment control	3.00%
Andrew Greig Teneriffe, QLD, Australia	22,665,956(4)	Sole voting and investment control	7.15%
Scandium Investments LLC Los Angeles, California	66,268,694(5)(6)(7)	Shared voting and investment control	20.89%
Peter Evensen Southport, Connecticut	66,268,694(5)(6)	Shared voting and investment control	20.89%
	3,461,176(6)	Sole voting and investment control	1.09%
R. Christian Evensen La Cañada Flintridge, California	66,268,694(5)(7)	Shared voting and investment control	20.89%

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports on Schedule 13D filed with the SEC or available at www.sedi.ca, or from the shareholder.

(2)	9,518,693 of these common shares are registered in the name of Irene Duyvesteyn, and Mr. Duyvesteyn has voting and investment control over these common shares.

(3)	This figure does not include 4,250,000 common shares issuable pursuant to exercise of stock options.

(4)	This figure does not include 800,000 common shares issuable pursuant to exercise of stock options.

(5)	Peter Evensen and R. Christian Evensen hold voting and investment control of the 66,268,694 common shares registered in the name of Scandium Investments LLC.

(6)	This figure does not include 2,200,000 common shares issuable to Peter Evensen pursuant to exercise of stock options.

(7)	This figure does not include 2,000,000 common shares issuable to R. Christian Evensen pursuant to exercise of stock options.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 28, 2022 by:

(i)	each director of SCY;

(ii)	each of the Named Executive Officers of SCY; and

(iii)	all directors and executive officers as a group.

Except as noted below, SCY believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name of Beneficial Owner	Shares Beneficially Owned[1]	Percentage of Shares Beneficially Owned[1]
George Putnam	5,775,360	1.82%
William Harris	1,957,778	0.06%
Willem Duyvesteyn	27,880,897(2)	8.08%
Warren Davis	2,511,307	0.08%
James Rothwell	1,930,682	0.06%
Peter Evensen	69,729,870(3)	21.99%
R. Christian Evensen	Nil(3)	Nil
John Thompson	4,486,200	1.41%
Edward Dickinson	750,708	0.02%
All officers and directors (9) persons	113,092,120	35.66%

(1)

These amounts exclude beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of stock options as follows; 5,950,000 shares issuable to George Putnam, 1,900,000 shares issuable to William Harris, 4,250,000 shares issuable to Willem Duyvesteyn, 2,000,000 shares issuable to Warren Davis, 2,065,000 shares issuable to James Rothwell, 2,200,000 issuable to Peter Evensen, 2,000,000 issuable to R. Christian Evensen, 1,650,000 shares issuable to John Thompson, and 1,900,000 shares issuable to Edward Dickinson.

(2)	9,518,693 of these Common Shares are registered in the name of Irene Duyvesteyn, and Mr. Duyvesteyn has voting and investment control over these Common Shares.

(3)

Peter Evensen and R. Christian Evensen hold voting and investment control of the 66,268,694 Common Shares registered in the name of Scandium Investments LLC. For the purposes of this table, these Common Shares have been allocated to Peter Evensen.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2021, the Company accrued a consulting fee of $102,000 to one of its directors. As at December 31, 2021, the Company owed $1,159,713 to officers of the Company. Other than as described herein, there were no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Related party transactions are reviewed by the Board as part of the transaction approval process. Transactions are approved in Board minutes or unanimous consent documentation. The Audit Committee is mandated to review and approve all material related party transactions.

DIRECTOR INDEPENDENCE

The Company’s common shares are listed on the Toronto Stock Exchange. Under Toronto Stock Exchange rules, the Board is required to affirmatively determine that each “ independent”  director has no material relationship with the Company which would interfere with the exercise of independent judgment. The Board has determined that the following directors are “ independent”  as required by Toronto Stock Exchange listing standards: Warren Davis, James Rothwell, Peter B. Evensen and Christian B. Evensen.

Item 14. Principal Accounting Fees and Services

Davidson & Company LLP has served as the Company’s independent auditors since January 1, 2008, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2021, and until the next annual general meeting of shareholders.

The fees for services provided by Davidson & Company LLP, Chartered Professional Accountants, to us in each of the fiscal years ended December 31, 2020 and 2021 were as follows:

Fees	2021	2020
Audit Fees	$38,555	$36,204
Audit Related Fees	$Nil	$Nil
Tax Fees	$4,491	$4,165
All Other Fees	$470	$442
Total	$43,516	$40,811

(1)

“ Audit Fees” include fees necessary to perform the annual audit and quarterly reviews of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits.

(2)

“ Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3)

“ Tax Fees” include fees for all tax services other than those included in “ Audit Fees” and “ Audit-Related Fees” . This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities.

(4)	“ All Other Fees” include all other non-audit services.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description

3.1

Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1) Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)

3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)

10.1(3)	2015 Stock Option Plan

10.2(1)	Management Contract with George Putnam dated May 1, 2010

10.3(4)	Management Contract with Edward Dickinson dated August 13, 2011

10.4(5)	Share Exchange Agreement dated June 30, 2017

21.1(5)	List of Subsidiaries

23.1(5)	Consent of Davidson & Company LLP

23.2(5)	Consent of Stuart Hutchin

23.3(5)	Consent of Dean Basile

23.4(5)	Consent of Geoffrey Duckworth

31.1(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer

31.2(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer

32.1(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer

32.2(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer

(1)	Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
(2)	Previously filed as exhibits to the Form 10-K filed February 27, 2015 and incorporated herein by reference.
(3)	Previously filed as Schedule “ A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 10-K/A filed May 1, 2014 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed July 26, 2017 and incorporated herein by reference.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ Peter B. Evensen
Peter B. Evensen
Principal Executive Officer

Date:	April 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Evensen	Chief Executive Officer and Director	April 28, 2022
Peter B. Evensen	(Principal Executive Officer)

/s/ William Harris	Chairman and Director	April 28, 2022
William Harris

/s/ James Rothwell	Director	April 28, 2022
James Rothwell

/s/ Christian Evensen	Director	April 28, 2022
Christian Evensen

/s/ Harry de Jonge	Comptroller	April 28, 2022
Harry de Jonge	(Principal Financial Officer)

