Form 10-Q
period 2022-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2022-05-16
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________

000-54416

(Commission File Number)

 

SCANDIUM INTERNATIONAL MINING CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1390 Ione Pass Trail, Reno, Nevada 899523

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 16, 2022, the registrant’s outstanding common stock consisted of 317,157,595 shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

 THREE MONTHS ENDED MARCH 31, 2022

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2022	December 31, 2021

ASSETS

Current
Cash	$46,870	$93,894
Prepaid expenses and receivables	27,556	35,042

Total Current Assets	74,426	128,936

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	2,513	2,932
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$792,436	$847,365

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$318,634	$568,001
Accounts payable with related parties (Note 5)	413,072	1,159,713

Total Current Liabilities	731,706	1,727,714

Long-term liabilities due to related parties (Note 5)	418,133	-

Total Liabilities	1,149,839	1,727,714

Shareholders’ deficiency
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 317,157,595 (2021 – 317,157,595)	110,149,177	110,149,177
Treasury stock (Note 7) (1,033,333 common shares) (2021 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,891,510	6,891,510
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,280,496)	(115,803,442)

Total Shareholders’ Deficiency	(357,403)	(880,349)

Total Liabilities and Shareholders’ Deficiency	$792,436	$847,365

Nature and continuance of operations (Note 1)

Subsequent Events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2022	March 31, 2021

EXPENSES
Amortization (Note 3)	$419	$471
Consulting	17,000	25,096
Exploration	19,187	15,252
General and administrative	80,296	124,282
Insurance	7,909	8,959
Professional fees	34,784	29,497
Salaries and benefits	91,223	116,936

	(250,818)	(320,492)

Accruals reversal (Note 9)	780,444	-
Foreign exchange gain (loss)	(6,680)	8,355

Income (loss) and comprehensive income (loss) for the period	$522,946	$(312,137)

Basic and diluted income (loss) per common share	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	317,157,595	314,431,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)
3-month period ended	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$522,946	$(312,137)
Items not affecting cash:
Amortization	419	471
Accruals reversal	(780,444)	-

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	7,486	6,338
Increase in accounts payable, accrued liabilities and accounts payable with related parties	202,569	157,881
	(47,024)	(147,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised for common shares	-	227,064
	-	227,064

Change in cash during the period	(47,024)	79,617
Cash, beginning of period	93,894	170,284

Cash, end of period	$46,870	$249,901

	2022	2021

Cash paid during the 3-month period for interest	$-	$-
Cash paid during the 3-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2022, and 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ DEFICIENCY

(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)
Stock-based compensation	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,137)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,547)	$(306,590)

Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the three months	-	-	-	-	-	(761,080)	(761,080)
Balance, June 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,309,627)	$(457,285)

Loss for the three months	-	-	-	-	-	(278,704)	(278,704)
Balance, September 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,588,331)	$(735,989)

Options exercised	885,000	116,103	(45,352)	-	-	-	70,751
Loss for the three months	-	-	-	-	-	(215,111)	(215,111)
Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)

Profit for the three months	-	-	-	-	-	522,946	522,946
Balance, March 31, 2022	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,280,496)	$(357,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

2.  BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and with our Annual Report on Form 10-K filed with the SEC on March 11, 2022. Operating results for the three-month period ended March 31, 2022 may not necessarily be indicative of the results for the year ending December 31, 2022.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp., Norway AS, SCY Exploration Finland Oy, and EMC Metals Australia Pty Ltd. (“EMC-A”).

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

March 31, 2022

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

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $7,383 during the quarter ended March 31, 2022, and $7,383 during the quarter ended March 31, 2021.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$46,870	$46,870	$—	$—

Total	$46,870	$46,870	$—	$—

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has reviewed this standard and concluded that there is no impact on its financial statements.

3. EQUIPMENT

	December 31, 2021 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2022 Net Book Value
Computer equipment	$2,932	$-	$(419)	$2,513

	December 31, 2020 Net Book Value	Additions (disposals) (write-offs)	Amortization	March 31, 2021 Net Book Value
Computer equipment	$4,660	$-	$(1,728)	$2,932

Scandium International Mining Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Expressed in US Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

March 31, 2022	Scandium and other

Balance, March 31, 2022, December 31, 2021	$704,053

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

SCANDIUM PROPERTIES

Nyngan, New South Wales Property

The Company holds a 100% interest in the Nyngan property in New South Wales, Australia (“NSW”).

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at March 31, 2022 the Company has a reclamation bond of $11,444 (€10,000)..(December 31, 2021 - $11,444 (€10,000)).

5. RELATED PARTY TRANSACTIONS

During the 3-month period, the Company reclassed $418,133 owed to related parties to long-term liabilities. These Long-term liabilities are unsecured, non-interest bearing, and due in instalments – 33% in one year, 33% in two years, and 33% in three years. Also, the Company wrote off $418,133 of accruals to related parties.  No such transactions occurred in Q1 2021.

During the 3-month period ended March 31, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the 3-month period ended March 31, 2021, the Company expensed a consulting fee of $25,500 to one of its directors.

As at March 31, 2022, the Company owed $831,205 to various directors and officers of the Company. (December 31, 2021 - $1,159,713)

Scandium International Mining Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2020	35,100,000	$0.17
Granted	6,175,000	0.18
Exercised	(3,125,000)	0.12
Expired	(3,535,000)	0.16

Outstanding, December 31, 2021	34,615,000	0.18
Expired	(4,400,000)	0.37

Outstanding, March 31, 2022	30,215,000	$0.15

Number currently exercisable	30,215,000	$0.15

Scandium International Mining Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Expressed in US Dollars) (Unaudited)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at March 31, 2022, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	4,240,000	4,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026

	30,215,000	30,215,000

As at March 31, 2022 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $421,961 (December 31, 2021 - $445,466).

7. TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2022, and December 31, 2021	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Expressed in US Dollars) (Unaudited)

8. SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2022	Australia	United States	Total

Equipment	$-	$2,513	$2,513
Mineral property interests	704,053	-	704,053

	$704,053	$2,513	$706,566

December 31, 2021	Australia	United States	Total

Equipment	$-	$2,932	$2,932
Mineral property interests	704,053	-	704,053

	$704,053	$2,932	$706,958

9.  ACCRUALS REVERSAL

During the period ended March 31, 2022, the Company wrote down a portion of the contract fees it had recorded over the last two and half years. A total of $418,133 to related parties (Note 5) and $362,311 to former contractors and consultants.

10. SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company;

a)	will issue 900,000 common shares upon the exercise of 900,000 options at C$0.15 for proceeds of C$135,000 (US$106,990).

b)

announced a non-brokered private placement of up to 33,333,333 units (each unit consists of one share and one purchase warrant valid for five years at C$0.1075 from date of closing) at a price of C$0.09 per unit for gross proceeds of up to C$3,000,000. The Company has received C$1,685,150 as of date of filling these financial statements.

c)	received a refund of AUD$85,940 from the province of New South Wales in Australia related to the Company’s mining lease applications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2021 and March 31, 2022 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2021 and the three-month period ended March 31, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 16, 2022, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Technical information in this Form 10Q, including the MD&A, has been reviewed and approved by John Thompson, a Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”).

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources” and “indicated resources.” U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the U.S. Securities and Exchange Commission (“SEC”) does not recognize them. Canadian mining disclosure standards differ from the requirements of the SEC under SEC Industry Guide 7, and reserve and resource information referenced in this Form 10-Q may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve.” Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources” or “indicated mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. Disclosure of “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as “reserves” under SEC standards.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward-looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated scandium recoveries, production rates, scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company’s actual results or achievements to differ materially from those expressed in or implied by forward-looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company’s properties; uncertainties involved in the estimation of scandium reserves and resources; the possibility that required permits may not be obtained in a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV(“Net Present Value”) and anticipated IRR(“Internal Rate of Return”) and other factors identified in the Company’s SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company’s management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, change.

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing the production and sale of scandium and other specialty metals. The Company intends to utilize its knowhow and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project.”) We also hold exploration-stage properties in Australia, known as the “Honeybugle Scandium Property”, and in Finland, known as the “Kiviniemi Scandium Property.”

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia”), which also holds the Honeybugle Scandium Property.

During the third quarter of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, from the third quarter 2015 until October 2017, the Company held an 80% equity interest in EMC Australia, with SIL holding a 20% interest. EMC Australia was operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company met certain development milestones. The Company completed the development milestones during May 2017 and triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

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

Corporate activity during the first quarter of 2022 focused on the completion of an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18 that the best return on invested capital for its shareholders is to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project that already holds a mining license and will idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an interim CEO and CFO and a downsizing of the board to 4 directors.

Our plan of operation for the remainder of 2022 is to increase the liquidity of the Company by completing the C$3 million equity private placement that was announced on April 19, reduce staffing level and expenses, and position the Company to benefit from the growing market adoption of Scandium. This includes moving forward with our patent portfolio and filing a new mine lease application to re-establish the original Mining License, giving access to the full scandium resource at Nyngan.

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
N
W
E
S
Moree
Coffs Harbour
Hillgrove
Endeavor
Tritton
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

DFS Conclusions and Recommendations

The production assumptions in the Feasibility Study are backed by solid independent flow sheet test work on the planned process for scandium recovery and consolidate a significant amount of metallurgical test work and prior study on the Nyngan Scandium Project. The entire body of work demonstrates a viable, conventional process flow sheet, utilizing a continuous-system HPAL leaching process, and good metallurgical recoveries of scandium from the resource. The metallurgical assumptions are supported by various bench and pilot scale independent test work programs that are consistent with known outcomes in other laterite resources. The continuous autoclave configuration, as opposed to batch systems explored in previous flow sheets, is also a more conventional and current design choice.

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

The Feasibility Study delivered a positive result on the Nyngan Scandium Project, and recommended the Nyngan Scandium Project owners seek finance and proceed to construction. Recommendations were made therein for additional immediate work, notably to complete some optimizing flow sheet studies, and to initiate as early as possible detailed engineering required on certain long-lead capital items. The Company has subsequently completed certain confirmatory flow sheet studies and test results, but intends to defer cost on detailed project engineering until such time as long-term offtake agreements for scandium product have been secured.

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

The project DFS recommended that a number of process flowsheet test work programs be investigated prior to commencing detailed engineering and construction. Those study areas included pressure leach (“HPAL”), counter-current decant circuits, solvent extraction (“SX”), and oxalate precipitation, with specific work steps suggested in each area. This latest test work program addressed all of these recommended areas, and the results confirmed recoveries and efficiencies that either meet or exceed the parameters used in the DFS. Highlights of the testing were:

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

The EPCM contract appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium was the principal engineering firm involved with the DFS. Lycopodium’s continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and start-up of the project.

On October 19, 2017, we announced that Lycopodium has been instructed to initiate critical path engineering for the Nyngan Scandium Project. Lycopodium commenced work on select critical path components for the project, including design and specification engineering on the high-pressure autoclave unit, associated flash and splash vessels, and several specialized high-pressure input pumps. The engineering work was completed in 2018 and will enable final supplier selection, firm component pricing and delivery dates for these key process components.

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

In addition to these two key governmental approvals, other required licenses and permits must be acquired but are considered routine and require only compliance with fixed standards and objective measurements. These remaining approvals include submittal of numerous plans and reports supporting compliance with the Development Consent and Mining Lease. In addition, the following water, roads, dam and electrical access reviews and arrangements must be finalized:

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, which will require the filing of a new mine lease application. The Company intends to file this application in 2022.

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

The MOU outlines steps to jointly establish the manufacturing parameters, metallurgical processes, and capital requirements to convert Nyngan Scandium Project scandium product into Master Alloy, at Weston’s existing production site in NSW. The MOU does not include a binding contract with commercial terms at this stage, although the intent is to pursue the necessary technical elements to arrive at a commercial contract for conversion of scandium oxide to master alloy, and to do so prior to first mine production from the Nyngan Scandium Project.

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

The Company subsequently sponsored considerable research work with the Alcereco team. This work has developed and documented the improvement in strength characteristics scandium can deliver to aluminum alloys without degrading other key properties. The Alcereco team has run multiple alloy mix programs with varied scandium loading, in order to look at response to scandium additions on a cost/benefit basis. This work has been done in the context of industries and applications where these alloys are suitable for application today. The programs focused on 1000 series, 3000 Series, 5000 Series and 7000 Series Al-Sc alloys, and have served to make independent data and volume samples available for sales efforts.

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

The 2017 Alcereco offtake agreement expired in December 2020 and was not renewed by the parties. Alcereco was seeking new company sponsorship at that time, was financially distressed, and the parties could see no benefit to renew under those circumstances. Alcereco had notified SCY of a planned closure of operations in December, with future re-start possibilities unknown. Alcereco halted operations in late December, at which time all current programs with SCY were completed.

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

The partnering entities in these formal 2018-2019 LOI agreements are set out below:

Austal Ltd. (“Austal”) headquartered in Henderson, Western Australia, (Australia). Austal is a public corporation, listed on the Australian Stock Exchange (ASB.ASX), with shipbuilding facilities in Perth, Australia, Mobile, Alabama (USA), Vung Tau, Vietnam and Balamban, Cebu (Philippines). The company maintains a focus on research and development of emerging maritime technologies and cutting-edge ship designs and is a recognized world leader in the design and construction of large aluminum commercial and defense vessels. Austal continues to test and report on material samples, both plate and wire, under this program.

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

Gränges AB (“Gränges”), based in Stockholm, Sweden. Gränges is a public company, traded on the NASDAQ Stockholm Stock Exchange (GRNG:OMX), and a large global player in the rolled aluminum products business, with production assets in Europe, USA, and China, and a worldwide customer base, majority concentrated in the USA. Gränges is focused on advanced aluminum materials and holds a leading global position in rolled products for brazed heat exchangers, which it estimates at 20%. Granges has completed their samples testing and no further testing is planned at this time.

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

Operating results - Revenues and Expenses

The Company’s results reflect lower operating costs. Cash expenditures were down by $69,622 due to lower contractor and consulting fees. In the current quarter, we took a one-time accrual reversal on contractor fees.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 10.

Table 10. Quarterly Results Summary (US$)

	2022	2021				2020
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-		-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	522,946	(215,111)	(278,704)	(761,080)	(312,137)	(706,306)	(265,057)	(270,463)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended March 31, 2022

The net profit for the quarter was $522,946, an increase of $835,083 from a loss of $312,137 in the same quarter of the prior year. Details of the individual items contributing to the increased net loss are set out below at Table 11:

Table 11. Variance Analysis for Net Loss

Q1 2022 vs. Q1 2021 - Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Accrual reversal	780,444	In the current quarter, the Company wrote down the accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in the comparable quarter in 2021.
General and administrative	$43,986	The decrease in Q1 2022 when compared to the same period one year ago is due to property tax accruals in Australia. No such accruals took place in the current quarter.
Salaries and benefits	$25,713	This favorable variance is due to the resignation of senior staff in the current quarter,
Consulting	$8,096	The resignation of a consultant in 2021 led to this favorable variance.
Insurance	$1,050	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current quarter when compared to Q1 2021.
Amortization	$52	The slightly lower expense is attributable to a lower depreciable asset base in Q1 2022.
Exploration	$(3,935)	Costs for the HPA/CMR program continued into Q1 2022 while in Q1 2021 only the costs for scandium-related activities were incurred.
Professional fees	$(5,287)	Audit fees have been increased resulting in this unfavorable variance when compared to Q1 2021.
Foreign exchange	$(15,035)	The US dollar has continued to weaken against the Canadian dollar resulting in this unfavorable variance in Q1 2022. The opposite was true in the comparative period of 2021.

Cash flow discussion for the three-month period ended March 31, 2022, compared to March 31, 2021

The cash outflow for operating activities was $47,024, a decrease of $100,423 (March 31, 2021 – $147,447), due mainly to property taxes paid in Australia in Q1 2021.

Cash inflows from financing activities of $Nil reflect the fact that there were no shares issued from private placements or options being exercised in the current three-month period when compared to the three- month period ended March 31, 2021, in which there were $227,064 of options exercised.

Financial Position

Cash

The Company’s cash position decreased during the three-month period by $47,024 to $46,870 (December 31, 2021 - $93,894) due mainly ongoing operating costs.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $7,486 to $27,556 during the three-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2021 - $35,042).

Property and equipment

Property and equipment consist of computer equipment at the Nevada office. The decrease of $419 to $2,513 (December 2021 - $2,932) is due to amortization of that computer equipment in the quarter.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable has decreased by $996,008 to $731,706 (December 2021– $1,727,714) due to the reclassification and write off of certain salary deferrals.

Long-term liabilities

Certain salaries owed to individuals were reclassed to be paid over a three-year period. The portion that is owed past one year of $418,133 was reclassified here.

Capital Stock

Capital stock remained at $110,149,177 (December 31, 2021 - $110,149,177.

Additional paid-in capital remained at $6,891,510 (December 31, 2021 - $6,891,510).

Liquidity and Capital Resources

At March 31, 202, the Company had a working capital of $(657,280) including cash of $46,870, as compared to a working capital of $(1,598,778) including cash of $93,894, at December 31, 2021.

At March 31, 2022, the Company had a total of 30,215,000 stock options exercisable between C$0.065 and C$0.30 that have the potential upon exercise to generate a total of C$4,494,000 in cash over the next four years. There is no assurance that these securities will be exercised. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 317,157,595 issued and outstanding common shares and 30,215,000 stock options currently outstanding at a weighted average exercise price of C$0.15.

Off-balance sheet arrangements

At March 31, 2022, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 3-month period, the Company reclassed $418,133 owed to related parties to long-term liabilities. These long-term liabilities are unsecured, non-interest bearing, and due in instalments – 33% in one year, 33% in two years, and 33% in three years. Also, the Company reversed $418,133 of accruals to related parties. No such transactions occurred in Q1 2021.

During the 3-month period ended March 31, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the 3-month period ended March 31, 2021, the Company expensed a consulting fee of $25,500 to one of its directors.

As at March 31, 2022, the Company owed $831,205 to various directors and officers of the Company. (December 31, 2021 - $1,159,713)

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

Recent Accounting Pronouncements

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has reviewed this standard and concluded that there is no impact on its financial statements.

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

Date: May 16, 2022

SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

By:	/s/ “Peter Evensen”
Principal Executive Officer

By:	/s/ “Chris Evensen”
Principal Financial Officer

