Form 10-Q
period 2022-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2022-08-10
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

1390 Ione Pass Trail, Reno, Nevada 89523

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 10, 2022, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

2

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2022

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2022	December 31, 2021

ASSETS

Current
Cash	$2,314,012	$93,894
Prepaid expenses and receivables	19,915	35,042

Total Current Assets	2,333,927	128,936

Reclamation bond (Note 4)	11,444	11,444
Equipment (Note 3)	-	2,932
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$3,049,424	$847,365

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$322,825	$568,001
Accounts payable with related parties (Note 5)	187,655	1,159,713
Derivative liability – warrants (Note 2 and 6)	1,834,678	-

Total Liabilities	2,345,158	1,727,714

Shareholders’ Equity (Deficiency)
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2021 – 317,157,595)	111,164,495	110,149,177
Treasury stock (Note 7) (1,033,333 common shares) (2021 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,909,283	6,891,510
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,251,918)	(115,803,442)

Total Shareholders’ Equity (Deficiency)	704,266	(880,349)

Total Liabilities and Shareholders’ Equity (Deficiency)	$3,049,424	$847,365

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars) (Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

EXPENSES
Amortization (Note 3)	$2,513	$419	$2,932	$890
Consulting (Note 5)	-	34,526	17,000	59,622
Exploration (recovery)	(50,557)	7,163	(31,370)	22,415
General and administrative (Note 9)	50,815	(33,225)	131,111	91,057
Insurance	7,578	9,329	15,487	18,287
Professional fees	28,538	18,512	63,322	48,009
Salaries and benefits	46,904	117,239	138,127	234,175
Stock-based compensation (Notes 5 & 6)	88,447	610,385	88,447	610,385

	(174,238)	(764,348)	(425,056)	(1,084,840)

Foreign exchange gain (loss)	4,957	3,268	(1,723)	11,623
Accruals reversal (Note 9)	251,600	-	1,032,044	-
Unrealized loss on derivative liability – warrants gain (Note 2)	53,741	-	(53,741)	-

Income (loss) and comprehensive income (loss) for the period	$28,578	$(761,080)	$551,524	$(1,073,217)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	341,020,614	316,272,595	348,399,718	314,989,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in US Dollars) (Unaudited)
6-month period ended	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$551,524	$(1,073,217)
Items not affecting cash:
Amortization	2,932	890
Stock-based compensation	88,447	610,385
Accrual reversal	(1,032,044)	-
Unrealized loss on derivative liability - warrants	53,741	-
Unrealized gain of foreign exchange	(842)	-

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	15,127	15,000
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(185,190)	208,964
	(506,305)	(237,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	2,647,852	-
Share issue costs	(28,418)	-
Options exercised for common shares	106,990	227,064
	2,726,423	227,064

Change in cash during the period	2,220,118	(10,914)
Cash, beginning of period	93,894	170,284

Cash, end of period	$2,314,012	$159,370

	2022	2021
Cash paid during the 6-month period for interest	$-	$-
Cash paid during the 6-month period for taxes	$-	$-

During the period ended June 30, 2022, the Company issued 37,803,216 warrants as part of a private placement valued at $1,781,779 classified as a derivative liability. There were no significant non-cash investing and financing activities during the periods ended June 30, 2022, and 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)
Options exercised	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,137)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,557)	$(306,590)

Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the three months	-	-	-	-	-	(761,080)	(761,080)
Balance, June 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,309,627)	$(457,285)

Loss for the three months	-	-	-	-	-	(278,704)	(278,704)
Balance, September 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,588,331)	$(735,989)

Options exercised	885,000	116,103	(45,352)	-	-	-	70,751
Loss for the three months	-	-	-	-	-	(215,111)	(215,111)
Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)

Income for the three months	-	-	-	-	-	522,946	522,946
Balance, March 31, 2022	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,280,496)	$(357,403)

Stock-based compensation	-	-	88,447	-	-	-	88,447
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance costs	37,803,218	2,619,434	-	-	-	-	2,619,434
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Income for the three months	-	-	-	-	-	28,578	28,578
Balance, June 30, 2022	355,860,813	$111,164,495	$6,909,283	$(1,264,194)	$(853,400)	$(115,251,918)	$704,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

1.            NATURE AND CONTINUANCE OF OPERATIONS

Scandium International is a specialty metals and alloys company focusing on scandium and other specialty metals.

The Company was incorporated under the laws of the Province of British Columbia, Canada in 2006. The Company currently trades on the Toronto Stock Exchange under the symbol “SCY”.

The Company’s focus is on the exploration and evaluation of its specialty metals assets, specifically the Nyngan scandium deposit located in New South Wales, Australia, The Company is an exploration stage company and anticipates incurring significant additional expenditures prior to production an any and all of its properties.

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

2.           BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, and with our Annual Report on Form 10-K filed with the SEC on March 11, 2022. Operating results for the six-month period ended June 30, 2022, may not necessarily be indicative of the results for the year ending December 31, 2022.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp., Norway AS, SCY Exploration Finland Oy, and EMC Metals Australia Pty Ltd. (“EMC-A”).

Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation, derivative liabilities and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

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

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments. Derivative liabilities are recorded at fair value, and are financial liabilities classified as held-for-trading.

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $15,669 during the six months ended June 30, 2022, and $14,766 during the six months ended June 30, 2021.

The Company’s warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants are presented as derivative liabilities. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. The derivative liability is a result of the uncertainty associated with US dollar cashflows as a result of the underlying foreign currency fluctuations between the exercise price in Canadian dollars and the Company’s functional currency of US dollars.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,314,012	$2,314,012	$-	$-
Derivative liabilities - warrants	$(1,834,678)	$-	$-	$(1,834,678)

Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is reviewing this standard but expects little or no impact on its financial statements.

3.            EQUIPMENT

	December 31, 2021, Net Book Value	Additions (disposals) (write-offs)	Amortization	June 30, 2022, Net Book Value
Computer equipment	$2,932	$-	$(2,932)	$-

During the period ended June 30, 2022, the remaining fixed assets were disposed for $Nil proceeds.

	December 31, 2020, Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2021, Net Book Value
Computer equipment	$4,660	$-	$(1,728)	$2,932

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

4.            MINERAL PROPERTY INTERESTS

June 30, 2022	Scandium and other

Balance, June 30, 2022, December 31, 2021	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at June 30, 2022 the Company has a reclamation bond of $11,444 (€10,000) which has been recorded at historical value. December 31, 2021 - $11,444 (€10,000).

5.           RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the 6-month period ended June 30, 2021.

During the 6-month period ended June 30, 2022, the Company expensed $80,688 for stock-based compensation for stock options granted to Company directors. During the 6-month period ended June 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the 6-month period ended June 30, 2021, the Company expensed a consulting fee of $51,000 to one of its directors.

As at June 30, 2022, the Company owed $187,655 to an officer of the Company.  (December 31, 2021 - $1,159,713)

6.           CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

Common Stock Issuances

During the six-month period ended June 30, 2022, the Company issued 37,803,218 common shares as part of a private placement valued at CAD$0.09 per share. In addition, the Company granted 37,803,218 common share purchase warrants. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779. During the six-month period ended June 30, 2021, there were no share issuances.

During the quarter ended June 30, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,990 (CAD$135,000) at an exercise price of CAD $0.15 per share. During the six-month period ended June 30, 2021, the holders of 2,240,000 stock options exercised their options for 2,240,000 shares for $227,064 (CAD$291,200) at an average exercised price of CAD$0.18.

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

6.           CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Warrants

A summary of warrant activity for the six-month period ended June 30, 2022, are as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2021, and 2020	-	-	-
Granted	37,803,218	0.1075	May 20 - June 14, 2027
Outstanding June 30, 2022	37,803,218	0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. For the period ended June 30, 2022, there was a non-cash loss on derivative liability - warrants of $53,741 and the derivative-warrants value increased to $1,834,678 with the following assumptions:

	June 30, 2022	June 14, 2022
Exercise price	CAD$0.1075	CAD$0.1075
Stock price	CAD$0.095	CAD$0.09
Expected term	4.9 years	5 years
Expected dividend yield	-	-
Expected stock price volatility	85.60%	85.69%
Risk-free interest rate	2.79%	2.73%

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2020	35,100,000	$0.17
Granted	6,175,000	0.18
Exercised	(3,125,000)	0.12
Expired	(3,535,000)	0.16

Outstanding, December 31, 2021	34,615,000	0.18
Granted	5,700,000	0.09
Exercised	(900,000)	0.15
Expired	(4,400,000)	0.37

Outstanding, June 30, 2022	35,015,000	$0.14

Number currently exercisable	30,740,000	$0.15

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

6.           CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at June 30, 2022, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	250,000	250,000	0.300	October 6, 2022
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	3,340,000	3,340,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 3, 2026
	5,700,000	1,425,000	0.090	June 24, 2027

	35,015,000	30,740,000

As at June 30, 2022 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $145,641 (December 31, 2021 - $445,466).

Stock-based compensation

During the 6-month period ended June 30, 2022, the Company recognized stock-based compensation of $88,447 (June 30, 2021- $610,385) in the statement of operations and comprehensive income (loss). There were 5,700,000 stock options granted during the 6-month period ended June 30, 2022 (June 30, 2021 - 6,175,000).

The weighted average fair value of the options granted in the quarter was C$0.06 (June 30, 2020 - C$0.12).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 6-month period ended June 30 are as follows:

	2022	2021

Risk-free interest rate	2.79%	0.32%
Expected life	5 years	5 years
Volatility	85.82%	87.19%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7.           TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2022, and December 31 2021	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Expressed in US Dollars) (Unaudited)

8.            SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2022	Australia	United States	Total

Equipment	$-	$-	$-
Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2021	Australia	United States	Total

Equipment	$-	$2,932	$2,932
Mineral property interests	704,053	-	704,053

	$704,053	$2,932	$706,958

9.           ACCRUALS REVERSAL

During the six-month period ended June 30, 2022, the Company recognized a recovery on historical accruals it has recorded totaling $669,733 to related parties (Note 5) and $362,311 to former contractors and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2021, and June 30, 2022, and a comparison of the material changes in our results of operations and financial condition between the six and three-month periods ended June 30, 2021, and the six and three-month periods ended June 30, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The information contained within this report is current as of August 10, 2022, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

During the third quarter of 2015, the Company converted a $2,500,000 loan from Scandium Investments LLC (“SIL”), an unrelated investment company, into a 20% minority interest in EMC Australia. As a result, from the third quarter 2015 until October 2017, the Company held an 80% equity interest in EMC Australia, with SIL holding a 20% interest. EMC Australia was operated as a joint venture between SIL and SCY with SIL holding a carried interest in the Nyngan Scandium Project until the Company met certain development milestones. The Company completed the development milestones during May 2017, and triggered a limited period option whereby SIL had a right to convert the fair market value of its 20% interest in EMC Australia into an equivalent value of SCY common shares, at then prevailing market prices.

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

Corporate activity during the second quarter of 2022 focused on increasing our financial strength through a non-brokered equity private placement and reducing costs. SCY raised aggregate gross proceeds of C$3,402,290 through the sale of 37,803,218 units (a “Unit”) spanning three tranches and closing dates. The aggregate proceeds exceed the C$3,000,000 placement amount originally announced to the market. Each Unit consists of one common share of the Company (a “Common Share”) and one share purchase warrant (a “Warrant”). Each Warrant will entitle the holder to acquire a Common Share at C$0.1075 for sixty (60) months from date of closing of each tranche. The net proceeds from the sale of the Units will be used towards the maintenance of the Company’s scandium minerals properties and for general and administrative expenses.

SCY has been successful in reducing corporate SG&A costs including being able to reverse over $1 million in accruals during the first six months of 2022. SCY ended the quarter with $2.3 million in cash and no debt.

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18 that the best return on invested capital for its shareholders is to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project that already holds a mining license and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an interim CEO and CFO and a downsizing of the board to 4 directors.

Our plan of operation for the remainder of 2022, is to continue to reduce costs and position the Company to benefit from the growing market adoption of Scandium. This includes moving forward with our patent portfolio and filing a new mine lease application to re-establish the original Mining License, giving access to the full scandium resource at Nyngan and conduct a drilling campaign at Honeybugle to further delineate the resource.

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

18

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

The EPCM contract appoints Lycopodium (Brisbane, QLD, Australia) to manage all aspects of project construction. Lycopodium was the principal engineering firm involved with the DFS. Lycopodium’s continued involvement in project construction and commissioning ensures valuable technical and management continuity for the project during the construction and startup of the project.

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, which will require the filing of a new mine lease application. The Company intends to file this application in Q3 2022.

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

Patent Application Discussion:

Rechargeable lithium-ion batteries (LIBs) are a staple of everyday life. The search for improved performance through design and materials advances is intense today. Considerable effort is being expended in developing next-generation materials for LIBs that will make batteries safer, lighter, more durable, faster to charge, more powerful, and more cost-effective. A sampling of some these efforts follows:

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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were $139,888 lower due to lower consulting fees, exploration costs, salaries, and general and administrative fees. The lower exploration costs reflect a refund received for the costs associated with filing a second mineral lease application that was incurred due to the landowner objection of our original mineral lease application. The landowner objection was dismissed validating the original mineral lease.

The Company’s results when comparing Q2 2022 to Q2 2021 reflect a decrease of $70,303 in cash operating costs due to lower consulting fees, exploration costs, salaries, and general and administrative fees. The lower exploration costs are detailed in the previous paragraph.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2022		2021				2020
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-			-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	28,578	522,946	(215,111)	(278,704)	(761,080)	(312,137)	(706,306)	(265,057)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.0)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2022

The net profit for the quarter was $28,578, an increase of $789,658 from a loss of $761,080 in the same quarter of the prior year. Details of the individual items contributing to the net profit are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q1 2022 vs. Q1 2021 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Stock-based compensation	$521,938

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period while stock options granted in Q2 2021 vested and were expensed immediately. Also, the options granted in Q2 2021 were at a higher price resulting in higher amounts expensed. These costs are non-cash costs.

Accrual reversal	$251,600	In the current quarter, the Company reversed additional accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in the comparable quarter in 2021.
Salaries and benefits	$70,335	This favorable variance is due to the resignation of senior staff that have not been replaced in Q1 2022.
Exploration	$57,720

In Q2 2022, the Company received a refund for the cost of a new mine lease after the original mine lease was objected to. The cost of the second mine lease was refunded as it was determined that the original mine lease was valid.

Consulting	$34,526	The resignation of a consultant in Q1 2022 led to this favorable variance.
Insurance	$1,751	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current quarter when compared to Q2 2021.
Foreign exchange	$1,689	The gain is due to the strengthening of the US$ against both the Australian and Canadian dollar.
Amortization	$(2,094)	In Q2 2022, all depreciable assets were disposed of resulting in this negative variance.
Professional fees	$(10,026)	Audit fees have increased resulting in this unfavorable variance when compared to Q2 2021.
Loss on derivative liability	$(53,741)

Warrants issued in Q2 2022 are in Canadian funds. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. In Q2 2022 a loss was calculated. This is a non-cash item.

General and administrative	$(84,040)	The increase in Q2 2022 when compared to the same period one year ago is due to property tax refund received in Australia int eh comparable period in 2021.

Results of Operations for the six months ended June 30, 2022

The net profit for the six-month period was $551,524, an increase of $1,624,741 from a loss of $1,073,217 in the same quarter of the prior year. Details of the individual items contributing to the net profit are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Six months ended June 30, 2022, vs. six months ended June 30, 2021 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Accrual reversal	$1,032,044	In the current six-month period, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in the comparable six-month period in 2021.
Stock-based compensation	$521,938

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period while stock options granted in Q2 2021 vested and were expensed immediately. Also, the options granted in Q2 2021 were at a higher price resulting in higher amounts expensed. These costs are non-cash costs.

Salaries and benefits	$96,048	This favorable variance is due to the resignation of senior staff that have not been replaced in Q1 2022.
Exploration	$53,785

In Q2 2022, the Company received a refund for the cost of a new mine lease after the original mine lease was objected to. The cost of the second mine lease was refunded as it was determined that the original mine lease was valid.

Consulting	$42,622	The resignation of a consultant in Q1 2022 led to this favorable variance.
Insurance	$2,800	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current six-month period when compared to the comparable period in 2021.
Amortization	$(2,042)	In Q2 2022, all depreciable assets were disposed of resulting in this negative variance.
Foreign exchange	$(13,346)	The loss is due to the weakening from December 31, 2021, of the US$ against both the Australian and Canadian dollar.
Professional fees	$(15,313)	Audit fees have increased resulting in this unfavorable variance when compared to the six-month period in 2021.
General and administrative	$(40,054)

 The increase in Q2 2022 when compared to the same period one year ago is due to property tax refund received in Australia int eh comparable period in 2021 which is partially offset by overall lower costs in 2022.

Loss on derivative liability	$(53,741)

 Warrants issued in Q2 2022 are in Canadian funds. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. In Q2 2022 a loss was calculated. This is a non-cash item.

Cash flow discussion for the six-month period ended June 30, 2022, compared to June 30, 2021

The cash outflow for operating activities was $506,305, an increase of $268,327 (June 30, 2021 – $237,978), due mainly to payment of accrued salaries in Q2 2022.

Cash inflows from financing activities of $2,726,423 reflect the private placement and options being exercised in the current six-month period when compared to the six-month period ended June 30, 2021, in which options exercised brought in $227,064.

Financial Position

Cash

The Company’s cash position increased during the six-month period by $2,040,118 to $2,134,012 (December 31, 2021 - $93,894) due mainly to a private placement carried out in Q2 2022.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $15,127 to $19,915 during the three-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2021 - $35,042).

Property and equipment

Property and equipment consisted of computer equipment at the Nevada office. The decrease of $2,932 to $Nil (December 2021 - $2,932) is due to the disposal of that computer equipment in the six-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable have increased by $617,444 to $2,345,158 (December 2021– $1,727,714) due to the warrant derivative liability being classed as a current liability which was partially offset by the write off of certain salary deferrals. Excluding the derivative liability, a decrease of $1,217,234 took place for this item.

Capital Stock

Capital stock increased by $1,015,318 to $111,164,495 (December 31, 2021 - $110,149,177 due to the private placement in Q2 2022 as well as options exercised.

Additional paid-in capital increased by $17,773 to $6,909,283 (December 31, 2021 - $6,891,510) reflecting stock-based compensation expensing which was offset by stock options exercised.

Liquidity and Capital Resources

At June 30, 2022, the Company had a working capital of $1,823,447 including cash of $2,314,012, as compared to a working capital of $(1,598,778) including cash of $93,894 at December 31, 2021.

At June 30, 2022, the Company had a total of 35,015,000 stock options exercisable between C$0.065 and C$0.30 that have the potential upon exercise to generate a total of C$4,872,000 in cash over the next five years. There is no assurance that these securities will be exercised. At June 30, 2022, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,603,846 in cash over the next 5 years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 35,015,000 stock options currently outstanding at a weighted average exercise price of C$0.14.

Off-balance sheet arrangements

At June 30, 2022, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the 6-month period ended June 30, 2021.

During the 6-month period ended June 30, 2022, the Company expensed $80,688 for stock-based compensation for stock options issued to Company directors. During the 6-month period ended June 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors.

During the 6-month period ended June 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the 6-month period ended June 30, 2021, the Company expensed a consulting fee of $51,000 to one of its directors.

As at June 30, 2022, the Company owed $187,655 to an officers of the Company. (December 31, 2021 - $1,159,713)

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

Date: August 10, 2022

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

	By:	/s/ “Peter Evensen”

Principal Executive Officer

	By:	/s/ “Chris Evensen”

Principal Financial Officer

