Form 10-Q
period 2022-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2022-11-10
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 10, 2022, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

2

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2022

Scandium International Mining Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2022	December 31, 2021

ASSETS

Current
Cash	$1,971,898	$93,894
Prepaid expenses and receivables	10,055	35,042

Total Current Assets	1,981,953	128,936

Reclamation bond (Note 4)	9,797	11,444
Equipment (Note 3)	-	2,932
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$2,695,803	$847,365

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$163,973	$568,001
Accounts payable with related parties (Note 5)	175,854	1,159,713
Derivative liability – warrants (Note 6)	1,519,787	-

Total Liabilities	1,859,614	1,727,714

Shareholders’ Equity (Deficiency)
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2021 – 317,157,595)	111,164,495	110,149,177
Treasury stock (Note 7) (1,033,333 common shares) (2021 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	6,970,505	6,891,510
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,181,217)	(115,803,442)

Total Shareholders’ Equity (Deficiency)	836,189	(880,349)

Total Liabilities and Shareholders’ Equity (Deficiency)	$2,695,803	$847,365

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars) (Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

EXPENSES
Amortization (Note 3)	$-	$419	$2,932	$1,309
Consulting (Note 5)	1,363	45,500	18,363	105,122
Exploration (recovery)	22,915	33,458	(8,455)	55,873
General and administrative	29,822	90,683	160,933	181,740
Insurance	7,565	9,491	23,052	27,778
Professional fees	23,939	5,185	87,261	53,194
Salaries and benefits	42,129	116,112	180,256	350,287
Stock-based compensation (Notes 5 & 6)	61,222	-	149,669	610,385

	(188,955)	(300,848)	(614,011)	(1,385,688)

Foreign exchange gain	44,862	22,144	43,139	33,767
Accruals reversal (Note 9)	-	-	1,032,044	-
Unrealized gain on derivative liability – warrants gain (Note 6)	214,794	-	161,053	-

Income (loss) and comprehensive income (loss) for the period	$70,701	$(278,704)	$622,225	$(1,351,921)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	355,860,813	316,272,595	345,147,171	316,075,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$622,225	$(1,351,921)
Items not affecting cash:
Amortization	2,932	1,309
Stock-based compensation	149,669	610,385
Accrual reversal	(1,032,044)	-
Unrealized gain on derivative liability - warrants	(161,053)	-
Unrealized gain of foreign exchange	(99,292)	-

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	24,987	24,161
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(355,843)	383,019
	(848,419)	(333,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	2,647,852	-
Share issue costs	(28,418)	-
Options exercised for common shares	106,989	227,064
	2,726,423	227,064

Change in cash during the period	1,878,004	(105,983)
Cash, beginning of period	93,894	170,284

Cash, end of period	$1,971,898	$64,301

	2022	2021
Cash paid during the 9-month period for interest	$-	$-
Cash paid during the 9-month period for taxes	$-	$-

During the nine-months ended September 30, 2022, the Company issued 37,803,218 warrants as part of a private placement valued at $1,781,779 and classified as a derivative liability.

There were no significant non-cash investing and financing activities during the period ended September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Scandium International Mining Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)
Options exercised	2,240,000	406,003	(178,939)	-	-	-	227,064
Loss for the three months	-	-	-	-	-	(312,137)	(312,137)
Balance, March 31, 2021	316,272,595	$110,033,074	$6,326,477	$(1,264,194)	$(853,400)	$(114,548,557)	$(306,590)

Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the three months	-	-	-	-	-	(761,080)	(761,080)
Balance, June 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,309,627)	$(457,285)

Loss for the three months	-	-	-	-	-	(278,704)	(278,704)
Balance, September 30, 2021	316,272,595	$110,033,074	$6,936,862	$(1,264,194)	$(853,400)	$(115,588,331)	$(735,989)

Options exercised	885,000	116,103	(45,352)	-	-	-	70,751
Loss for the three months	-	-	-	-	-	(215,111)	(215,111)
Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)

Income for the three months	-	-	-	-	-	522,946	522,946
Balance, March 31, 2022	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,280,496)	$(357,403)

Stock-based compensation	-	-	88,447	-	-	-	88,447
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance costs	37,803,218	2,619,434	-	-	-	-	2,619,434
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Income for the three months	-	-	-	-	-	28,578	28,578
Balance, June 30, 2022	355,860,813	$111,164,495	$6,909,283	$(1,264,194)	$(853,400)	$(115,251,918)	$704,266

Stock-based compensation	-	-	61,222	-	-	-	61,222
Income for the three months	-	-	-	-	-	70,701	70,701
Balance, September 30, 2022	355,860,813	$111,164,495	$6,970,505	$(1,264,194)	$(853,400)	$(115,181,217)	$836,189

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

2. BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, and with our Annual Report on Form 10-K filed with the SEC on March 11, 2022. Operating results for the nine-month period ended September 30, 2022, may not necessarily be indicative of the results for the year ending December 31, 2022.

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in profit or loss. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-

for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments. Derivative liabilities are recorded at fair value, and are financial liabilities classified as held-for-trading.

The Company has no leases with a term of greater than 12 months. Short term lease expenses totaled $15,669 during the nine months ended September 30, 2022, and $22,445 during the nine months ended September 30, 2021.

The Company’s warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 – Derivatives and Hedging, the warrants are presented as derivative liabilities. This liability value has no effect on the cash flow of the Company and does not represent a cash payment of any kind. The derivative liability is a result of the uncertainty associated with US dollar cash flows as a result of the underlying foreign currency fluctuations between the exercise price in Canadian dollars and the Company’s functional currency of US dollars.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$1,971,898	$1,971,898	$—	$—
Derivative liabilities - warrants	$(1,519,787)	$—	$—	$(1,519,787)

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

3. EQUIPMENT

	December 31, 2021, Net Book Value	Additions (disposals) (write-offs)	Amortization	September 30, 2022, Net Book Value
Computer equipment	$2,932	$-	$(2,932)	$-

During the nine-month period ended September 30, 2022, the remaining fixed assets were disposed for $Nil proceeds.

3. EQUIPMENT (cont’d…)

	December 31, 2020, Net Book Value	Additions (disposals) (write-offs)	Amortization	December 31, 2021, Net Book Value
Computer equipment	$4,660	$-	$(1,728)	$2,932

4. MINERAL PROPERTY INTERESTS

September 30, 2022	Scandium and other

Balance, September 30, 2022, December 31, 2021	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at September 30, 2022 the Company has a reclamation bond of $9,797 (€10,000), (December 31, 2021 - $11,444 (€10,000)). An application to extend the license for 3 years has been submitted.

5. RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the 9-month period ended September 30, 2021.

During the 9-month period ended September 30, 2022, the Company expensed $136,540 for stock-based compensation for stock options granted to Company directors. During the 9-month period ended September 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the 9-month period ended September 30, 2021, the Company expensed a consulting fee of $76,500 to one of its directors.

As at September 30, 2022, the Company owed $175,854 to an officer of the Company. (December 31, 2021 - $1,159,713)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Common Stock Issuances

During the nine-month period ended September 30, 2022, the Company issued 37,803,218 common shares as part of a private placement valued at CAD$0.09 per share. In addition, the Company granted 37,803,218 common share purchase warrants. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779. During the nine-month period ended September 30, 2021, there were no share issuances.

During the nine-month period ended September 30, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,989 (CAD$135,000) at an exercise price of CAD $0.15 per share. During the nine-month period ended September 30, 2021, the holders of 2,240,000 stock options exercised their options for 2,240,000 shares for $227,064 (CAD$291,200) at an average exercised price of CAD$0.13.

Warrants

A summary of warrant activity for the nine-month period ended September 30, 2022, are as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2021, and 2020	-	-	-
Granted	37,803,218	CAD$0.1075	May 20 - June 14, 2027
Outstanding September 30, 2022	37,803,218	CAD$0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. For the nine-month period ended September 30, 2022, there was a non-cash gain on derivative liability – warrants of $161,053 and the derivative-warrants value decreased to $1,519,787 with the following assumptions:

	September 30, 2022		June 14, 2022
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.085	CAD$	0.09
Expected term		4.7 years		5 years
Expected dividend yield		-		-
Expected stock price volatility		89.89%		85.69%
Risk-free interest rate		2.75%		2.73%

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2020	35,100,000	$0.17
Granted	6,175,000	0.18
Exercised	(3,125,000)	0.12
Expired	(3,535,000)	0.16

Outstanding, December 31, 2021	34,615,000	0.18
Granted	5,700,000	0.09
Exercised	(900,000)	0.15
Expired	(4,500,000)	0.37

Outstanding, September 30, 2022	34,915,000	$0.14

Number currently exercisable	30,640,000	$0.15

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at September 30, 2022, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	250,000	250,000	0.300	October 6, 2022*
	5,700,000	5,700,000	0.225	January 19, 2023
	350,000	350,000	0.185	August 30, 2023
	3,240,000	3,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	1,425,000	0.090	June 24, 2027

	34,915,000	30,640,000

*These options expired unexercised subsequent to September 30, 2022.

As at September 30, 2022 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $109,161 (December 31, 2021 - $445,466).

Stock-based compensation

During the 9-month period ended September 30, 2022, the Company recognized stock-based compensation of $149,669 (September 30, 2021- $610,385) in the statement of operations and comprehensive income (loss). There were 5,700,000 stock options granted during the 9-month period ended September 30, 2022 (September 30, 2021 – 6,175,000).

The weighted average fair value of the options granted in the nine-month period was C$0.06 (September 30, 2021 – C$0.12).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 9-month period ended September 30 are as follows:

	2022	2021

Risk-free interest rate	2.79%	0.32%
Expected life	5 years	5 years
Volatility	85.82%	87.19%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

7. TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2022, and December 31 2021	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8. SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia.  The Company’s capital assets’ geographic information is as follows:

September 30, 2022	Australia	United States	Total

Equipment	$-	$-	$-
Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2021	Australia	United States	Total

Equipment	$-	$2,932	$2,932
Mineral property interests	704,053	-	704,053

	$704,053	$2,932	$706,958

9. ACCRUALS REVERSAL

During the nine-month period ended September 30, 2022, the Company recognized a recovery on historical accruals it has recorded totaling $669,733 to related parties (Note 5) and $362,311 to former contractors and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2021, and September 30, 2022, and a comparison of the material changes in our results of operations and financial condition between the nine and three-month periods ended September 30, 2021, and the nine and three-month periods ended September 30, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The information contained within this report is current as of November 10, 2022, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute forward-looking statements about the Company and its business. Forward-looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated scandium recoveries, production rates, scandium grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward-looking statements. These risks, uncertainties and other factors include, without limitation, risks related to uncertainty in the demand for scandium and pricing assumptions; uncertainties related to raising sufficient financing to fund the Nyngan Scandium Project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of scandium reserves and resources; the possibility that required permits may not be obtained in a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV(“Net Present Value”) and anticipated IRR(“Internal Rate of Return”) and other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, change.

Scandium International Corporate Overview

Scandium International is a specialty metals and alloys company focused on developing the production and sale of scandium and other specialty metals. The Company intends to utilize its know-how and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18, 2022, that the best return on invested capital for its shareholders is to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project that already holds a mining license and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an interim CEO and CFO and a downsizing of the board to four directors.

During the second and third quarters, SCY was successful in reducing corporate SG&A costs on an absolute and ongoing basis including reversing over $1 million in accruals during the first nine months of 2022 and achieving positive working capital. SCY ended the third quarter with approximately $2 million in cash. The plan is to reduce annual ongoing expenses to $500,000 or less and as part of the plan the CEO and CFO have agreed to forego cash compensation in order to reduce expenses.

During the third quarter, we filed a new mine lease application to re-establish the original Mining License and give access to the full scandium resource at Nyngan. The application is pending with governmental authorities. We also developed two drill programs, one for Nyngan and one for Honeybugle, which will further delineate both resources. Because of the wet weather currently in New South Wales, we anticipate that both drilling programs will commence in the first quarter of 2023.

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

During the third quarter, we commenced a review of SCY’s patent portfolio. We expect to conclude this review in the fourth quarter and plan to explore licensing opportunities in 2023.

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

New South Wales
Moree
Coffs Harbour
Hillgrove
N
W
E
S
Endeavor
CSA
Cobar
The Peak
Nyngan
Broken Hill
Broken Hill Pinnacles
NYNGAN
Scandium
Hill End
Northparkes
Cadia
Cowal
Ginkgo Snapper
Mildura
Sydney
Wagga Wagga
Canberra
Albury
Advanced Project
Existing Mine
0 100 200 400km
A u s t r a i l a

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, which will require the filing of a new mine lease application which was filed in Q3 2022.

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area we call the ‘Honeybugle Scandium Property’ is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The application to renew the exploration license has been made a decision is pending.

Exploration rights for the Honeybugle Scandium Property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements and has planned a new drilling program to commence in the first quarter of 2023.

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

Kiviniemi Scandium Property (Eastern Finland Province, Finland)

On September 25, 2017, the Company announced that its wholly-owned subsidiary company, Scandium International Mining Corp., Norway AS, was granted a reservation on an Exploration License for the Kiviniemi Scandium property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. The exploration license was subsequently granted during August 2018. In the third quarter of 2022, the Company applied for an additional three year extension of the Exploration License.

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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were $312,584 lower due to lower consulting fees, exploration costs, salaries, and general and administrative fees. The lower exploration costs reflect a refund received for the costs associated with filing a second mineral lease application that was incurred due to the landowner objection of our original mineral lease application. The landowner objection to the original mineral lease was subsequently dismissed.

The Company’s results when comparing Q3 2022 to Q3 2021 reflect a decrease of $133,918 in cash operating costs due to lower consulting fees, exploration costs, salaries, and general and administrative fees. The lower exploration costs are detailed in the previous paragraph.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2022			2021				2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales		-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	70,701	28,578	522,946	(215,111)	(278,704)	(761,080)	(312,137)	(706,306)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.0)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended September 30, 2022

The net profit for the quarter was $70,701, an increase of $349,405 from a loss of $278,704 in the same quarter of the prior year. Details of the individual items contributing to the net profit are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q3 2022 vs. Q3 2021 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on derivative liability	$214,794

Warrants issued in Q2 2022 are in Canadian funds.  As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also the value of the warrants are recalculated based on Black-Scholes calculation at the end of the quarter. In Q3 2022 a gain was calculated.  This is a non-cash item.

Salaries and benefits	$73,983	This favorable variance is due to the resignation of senior staff that have not been replaced in Q1 2022.
General and administrative	$60,861	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to Q3 2021 when there was much more activity and staffing.
Consulting	$44,137	The resignation of a consultant in Q1 2022 led to this favorable variance.
Foreign exchange	$22,719

The US dollar strengthened in Q3 2022 and because of the large derivative liability being in Canadian dollars there was a favorable foreign exchange gain compared to a small loss in the comparable quarter one year ago.

Exploration	$10,543	The decrease when compared to Q3 2021 is due to lower overall expenditures related as the Company focuses on its properties in Australia.
Insurance	$1,926	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current quarter when compared to Q3 2021.
Amortization	$419	All fixed assets were fully depreciated in Q2 2022. In Q3 2021 the Company recognized $419 in amortization expense.
Professional fees	$(18,754)	Audit fees have increased resulting in this unfavorable variance when compared to Q3 2021.
Stock-based compensation	$(61,222)

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period while stock options granted in Q2 2021 vested and were expensed immediately resulting in no expenses being charged in periods subsequent to their issue.

Results of Operations for the nine months ended September 30, 2022

The net profit for the nine-month period was $622,225, an increase of $1,974,146 from a loss of $1,351,921 in the same quarter of the prior year. Details of the individual items contributing to the net profit are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Nine months ended September 30, 2022, vs. nine months ended September 30, 2021 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Accrual reversal	$1,032,044	In the current nine-month period, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in the comparable nine-month period in 2021.
Stock-based compensation	$460,716

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period while stock options granted in Q2 2021 vested and were expensed immediately. Also, the options granted in Q2 2021 were at a higher price resulting in higher amounts expensed. These are non-cash costs.

Salaries and benefits	$170,031	This favorable variance is due to the resignation in Q1 2022 of senior staff that have not been replaced.
Gain on derivative liability	$161,053

Warrants issued in Q2 2022 are in Canadian funds.  As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also, the value of the warrants is recalculated based on Black-Scholes calculation at the end of the quarter. Since the warrants were issued, a gain has been calculated.  This is a non-cash item.

Consulting	$86,759	The resignation of a consultant in Q1 2022 led to this favorable variance.
Exploration	$64,328

In Q2 2022, the Company received a refund for the cost of a new mine lease after the original mine lease was objected to.  The cost of the second mine lease was refunded as it was determined that the original mine lease was valid.

General and administrative	$20,807	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to 2021 when there was much more activity and staffing.
Foreign exchange	$9,372

The US dollar strengthened in the nine-month period ending September 30, 2022, and because of the large derivative liability being in Canadian dollars, there was a favorable foreign exchange gain.  However, excluding the impact of the derivative liability there was a loss on assets carried in foreign currencies.

Insurance	$4,726	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current nine-month period when compared to the comparable period in 2021.
Amortization	$(1,623)	In the nine-month period in 2022, all depreciable assets were disposed of resulting in this negative variance.
Professional fees	$(34,067)	Audit fees have increased resulting in this unfavorable variance when compared to the nine-month period in 2021.

Cash flow discussion for the nine-month period ended September 30, 2022, compared to September 30, 2021

The cash outflow for operating activities was $848,419, an increase of $515,372 (September 30, 2021 – $333,047), due mainly to payment of accrued salaries in Q2 2022.

Cash inflows from financing activities of $2,726,423 reflect the private placement and options being exercised in the current nine-month period when compared to the nine-month period ended September 30, 2021, in which options exercised brought in $227,064.

Financial Position

Cash

The Company’s cash position increased during the nine-month period by $1,878,004 to $1,971,898 (December 31, 2021 - $93,894) due mainly to a private placement carried out in Q2 2022.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $24,987 to $10,055 during the nine-month period due to the expensing of the prepaids without additional funds being added to the prepaid accounts (December 31, 2021 - $35,042).

Property and equipment

Property and equipment consisted of computer equipment at the Nevada office.  The decrease of $2,932 to $Nil (December 2021 - $2,932) is due to the disposal of that computer equipment in the nine-month period.

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Accounts payable have increased by $131,900 to $1,859,614 (December 2021– $1,727,714) due to the warrant derivative liability being classed as a current liability which was partially offset by the write off of certain salary deferrals. Excluding the derivative liability, a decrease of $1,387,887 took place for this item.

Capital Stock

Capital stock increased by $1,015,318 to $111,164,495 (December 31, 2021 - $110,149,177 due to the private placement in Q2 2022 as well as options exercised.

Additional paid-in capital increased by $78,995 to $6,970,505 (December 31, 2021 - $6,891,510) reflecting stock-based compensation expensing which was offset by stock options exercised.

Liquidity and Capital Resources

At September 30, 2022, the Company had a working capital of $122,339 including cash of $1,971,898, as compared to a working capital of ($1,598,778) including cash of $93,894 at December 31, 2021.

At September 30, 2022, the Company had a total of 30,640,000 stock options exercisable between C$0.065 and C$0.37 that have the potential upon exercise to generate a total of C$4,465,125 in cash over the next four and three quarter years. There is no assurance that these securities will be exercised. At September 30, 2022, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,603,846 in cash over the next 4 and three quarter years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 34,665,000 stock options currently outstanding at a weighted average exercise price of C$0.14.

Off-balance sheet arrangements

At September 30, 2022, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the nine-month period ended September 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the nine-month period ended September 30, 2021.

During the nine-month period ended September 30, 2022, the Company expensed $136,540 for stock-based compensation for stock options issued to Company directors. During the nine-month period ended September 30, 2021, the Company expensed $441,277 for stock-based compensation for stock options issued to Company directors.

During the nine-month period ended September 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the nine-month period ended September 30, 2021, the Company expensed a consulting fee of $76,500 to one of its directors.

As at September 30, 2022, the Company owed $175,854 to an officer of the Company.  (December 31, 2021 - $1,159,713)

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

Date: November 10, 2022

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

	By:	/s/ “Peter B. Evensen”
Principal Executive Officer

	By:	/s/ “R. Christian Evensen”
Principal Financial Officer

