Form 10-K
period 2022-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2023-03-07
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-54416

(Commission File Number)

 

Scandium International Mining Corp.
(Exact Name of Registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Ione Pass Trail Reno, Nevada	89523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (775) 355-9500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act:	Common Shares without par value
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,235,276 as at June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 355,860,813 common shares as at March 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

PART I

Note about Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K and the documents incorporated by reference herein constitute “forward-looking statements.”  Forward-looking statements may include, but are not limited to, statements with respect to the future price of commodities, the estimation of mineral resources, the realization of mineral resource estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, our ability to fund property acquisition costs, our ability to reach targeted time frames for establishing feasibility, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims, our ability to raise funds necessary for ongoing and planned expenditures and operations, and regulatory approvals.  In certain cases, forward-looking statements can be identified by the use of words such as “plans,” “expects” or “does not expect,” “is expected,” “scheduled,” “estimates,” “intends, “anticipates” or “believes,” or variations of such words and phrases or state that certain actions, events or results “may,” “could,” “would” or “will be taken,” “occur” or “be achieved.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors may include, among others, risks related to our joint venture operations; actual results of current exploration activities or production technologies that we are currently testing; actual results of reclamation activities; future metal prices; accidents, labour disputes and other risks of the mining industry; delays in obtaining governmental or regulatory approvals or financing or in the completion of development activities, as well as those factors discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K. Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

ITEM 1.  BUSINESS

General

We were incorporated on July 17, 2006, under the laws of British Columbia, Canada under the name Golden Predator Mines Inc. We were incorporated as a wholly owned subsidiary of Energy Metals Corp. for the purpose of holding precious metals and certain specialty metals assets.  In order to focus on specialty metals, during February 2009 we transferred most of our precious mineral assets to our then wholly owned subsidiary Golden Predator Corp., and on March 6, 2009, we completed a spin-out of Golden Predator Corp. to our shareholders. Effective March 12, 2009, we changed our name to EMC Metals Corp. In order to reflect a new emphasis on mining for scandium minerals, effective November 19, 2014, we changed our name to Scandium International Mining Corp (“SCY” or the “Company”).

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta and Ontario and our common shares are listed for trading on the Toronto Stock Exchange under the trading symbol “SCY.”

Our head office is located at 1390 Ione Pass Trail, Reno, Nevada 89523. The address of our registered office is 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

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

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18, 2022, that the best return on invested capital for its shareholders was to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an interim CEO and CFO and a downsizing of the board to four directors.

As its first priority, the new management completed a C$3.4 million non-brokered equity private placement which replenished cash balances and eliminated negative working capital. The second priority was to reduce costs and the Company has been successful in reducing corporate G&A costs including being able to reverse over $1 million in accruals during 2022.

Our plan of operation for 2023 is to continue to reduce costs and position the Company to benefit from the growing market adoption of Scandium. This includes moving forward with our patent portfolio and filing a new mine lease application to re-establish the original Mining License, giving access to the full scandium resource at Nyngan and conduct drilling campaigns at both Nyngan and Honeybugle to further delineate the resources.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2022, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

Business Operations

Company, Projects and Markets Summary

We are a mineral exploration and development company that is at an exploration stage. Our most advanced project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant, a development consent, and 100% of the mineral rights. The Company has completed a definitive feasibility study on the Nyngan Scandium Project dated May 4, 2016 (the “Feasibility Study” or “DFS”), which was prepared independently in accordance with NI 43-101. The results of the DFS include a 16.9 million tonne measured and indicated resource (grading 235ppm at a 100ppm cut-off) and a 1.43 million tonne mineral reserve (combined proven and probable), based on economics established in that study. The DFS was filed on May 6, 2016, and is available on SEDAR (www.sedar.com), on the Company’s website (www.scandiummining.com) and on the SEC’s website (www.sec.gov). A summary of the DFS is provided herein under “Item 2. Properties, Projects and Patents – Description of Mineral Projects – Nyngan Scandium Project – Nyngan Feasibility Study.”

The Company also holds exploration licenses on two separate scandium-prospective properties:

•	an exploration license on the Honeybugle Scandium property, located 24 kilometers from the Nyngan Scandium Project, granted in 2014; and
•	an exploration license on the Kiviniemi Scandium Property a scandium-prospective property in central Finland, granted in 2018.

Corporate Objectives and Strategy

Our corporate focus is the development of projects that enable the production and sale of scandium and scandium-based products. That scandium focus has now been expanded to include other specialty metals, identified by the US Department of Commerce on a list of 35 critical metals, which specifically includes scandium. In this regard, the Company remains open to pursuing various host project opportunities that can produce a basket of metal products, including scandium, along with other technology-driven critical metals.

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

Product Markets for Scandium

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury, and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as a powder, in oxide form, and known as scandium oxide, scandia or Sc2O3.,

Global annual production estimates of scandium range from 15 tonnes to 20 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced, specifically China and Russia. Two sources of scandium production outside of China and Russia have recently commenced production. The Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.) reported sales of 16 tonnes of Scandium Oxalate in 2021.

In October 2022, Rio Tinto announced that Rio Tinto Fer et Titane in Quebec plans to quadruple scandium oxide production capacity to 12 tonnes from its current 3 tonne per annum capacity. This C$30-35 million expansion is expected to produce incremental scandium oxide in 2024.

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

Governmental Regulations and Environmental Laws

The development of any of our mining properties will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors” and Nyngan Scandium Project -

Environmental Permitting/Development Consent/Mining Lease below for additional information.

Employees

As at January 1, 2023, we have 5 full and part time employees. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

Nyngan Scandium Project Highlights

•	Capital cost estimate for the project is US$87.1 million, (2016 Dollars)
•	Annual scandium oxide product volume averages 37,690 kg, over 20 years,
•	Annual revenue of US$75.4 million (oxide price assumption of US$2,000/kg),
•	Operating cost estimate for the project is US$557/kg scandium oxide,
•	Project Constant Dollar NPV10% is US$177 million, (NPV8% is US$225 million),
•	Project Constant Dollar IRR is 33.1%,
•	Oxide product grades of 98-99.8%, as based on customer requirements,
•	Project resource increases by 40% to 16.9 million tonnes, grading 235ppm Sc, at a 100ppm cut-off in the measured and indicated categories, and
•	Project Reserve totalling 1.43 million tonnes, grading 409ppm Sc was established on part of the resource.

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary EMC Metals Australia Pty. Ltd. signed an Engineering, Procurement and Construction Management (“EPCM”) contract with Lycopodium Minerals Pty Ltd (“Lycopodium”), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services.  As it has been more than five years since initial signing, a new contract with similar provisions will be required.

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

While most of these formal LOI agreements have expired, they are representative of end user interest in scandium and were designed to demonstrate how scandium performs in specific products, and in production-specific environments. Potential scandium customers insist on these sample testing opportunities, directly in their research facilities or on their shop floor, to ensure their full understanding of the impacts, benefits, and costing implications of introducing scandium into their traditional aluminum feedstocks.

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

Figure 3. Location of Honeybugle Scandium property

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

Table 1. Results of 13-Hole Initial Drill Program

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

The drill plan divided Seaford into four sub-areas, 1-4, as highlighted Figure 2, below. Area 1 was relatively higher ground and therefore the least impacted by ground moisture. Consequently, this dryer area received the greatest attention, although that had been the general intention in the plan. Area 1 received 17 holes, with 13 presented in detail in the table above. Areas 2-4 were each intended as step-out areas that need to be further examined in the next program. The three step-out areas did not generate results of particular note, although hole locations were not optimal due to ground conditions and access.

Area 2 received 3 holes, 60 meters total, and generated Sc grades from 45-75 ppm,

Area 3 received 4 holes, 87 meters total, and generated Sc grades from 47-122 ppm,

Area 4 received 5 holes, 72 meters total, and generated Sc grades from 60-101 ppm, and

The average depth of all of these holes was 18 meters, with the deepest 30 meters.

Figure 2. Initial Drill Program Map

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

During 2018, we performed site work at the Honeybugle Scandium property to meet the expenditure commitment to maintain the exploration license. That 2018 work did not change the previous conclusions, as described above. Work is planned for 2023 on the property.

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

Property/Location

The Kiviniemi property is located in the municipality of Rautalampi, Eastern Finland Province, approximately 350km northeast of Helsinki, by road. The closest major city/airport is Kuopio (pop. 110,000), approximately 70km to the northeast of the property. The exploration target is located on a small portion of a family farm, partially cleared for farming. Most of the property is wooded, including the area where the mineralization has been located.

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

These patent claims are the result of ten years of metallurgical test work with independent resource laboratories and specific design work by Willem Duyvesteyn, the Company’s former Chief Technology Officer. This work is ongoing. Patent protection on flowsheet intellectual property will serve to limit or prevent the unauthorized use of that IP by others without the Company’s consent. We believe these filings are an important action to protect the ownership of a Company asset, on behalf of all SCY shareholders.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2022
First quarter	0.160	0.130
Second quarter	0.140	0.085
Third quarter	0.120	0.060
Fourth quarter	0.095	0.060
Fiscal Year ended December 31, 2021
First quarter	0.325	0.205
Second quarter	0.250	0.165
Third quarter	0.225	0.155
Fourth quarter	0.200	0.135

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

	High	Low
February 2023	1.3622	1.3312
January 2023	1.3658	1.3376
December 2022	1.3687	1.3433
November 2022	1.3749	1.3288
October 2022	1.3856	1.3547
September 2022	1.3726	1.2988

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2021, and 2022.

	Year Ended December 31 (Canadian $ per U.S. $)
	2022	2021
Rate at end of Period	1.3544	1.2732
Low	1.2470	1.2718
High	1.3856	1.4496

As of March 1, 2023, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as of December 31, 2022, respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,665,000	C$0.140	18,714,122
Equity compensation plans not approved by security holders	37,803,218	C$0.1075	Nil
Total	72,468,218	C$0.1231	18,714,122

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2022.

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

Results for the Year ended December 31, 2022

Liquidity and Capital Resources

On December 31, 2022, we had working capital of $378,527 including cash of $1,852,710 and current liabilities of $1,507,724 as compared to working capital of $(1,598,778) including cash of $93,894 at December 31, 2021.

On December 31, 2022, we had a total of 34,665,000 (2021 – 34,615,000) stock options exercisable between C$0.065 and C$0.225 (2021 – between C$0.065 and C$0.37) which have the potential upon exercise to generate a total of C$4,753,500 (2021 – C$5,962,625) in cash over the next four and a half years. On December 31, 2022, we had a total of 37,803,218 (2021 – Nil) warrants exercisable at C$0.1075 which have the potential upon exercise to generate a total of C$4,063,218. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing to execute our business plan.

Results of Operations

Quarter ended December 31, 2022

The net profit for the quarter increased by $443,482 to $228,371 from a loss of $215,111 in the prior year. Details of the individual items contributing to the decreased loss are as follows:

Q4 2022 vs. Q4 2021 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on derivative liability	$364,206

Warrants issued in Q2 2022 are in Canadian funds.  As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also, the value of the warrants is recalculated based on Black-Scholes calculation at the end of the year. Since the warrants were issued, a gain has been calculated.  This is a non-cash item.

Salaries and benefits	$73,430	This favorable variance is due to the resignation in Q1 2022 of 3 senior staff that have not been replaced.
General and administrative	$40,921	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to 2021 when there was much more activity and staffing.
Consulting	$25,500	The resignation of a consultant in Q1 2022 has led to this favorable variance.
Exploration	$7,081

In Q2 2022, the Company received a refund for the cost of a new mine lease after the original mine lease was objected to.  The cost of the second mine lease was refunded as it was determined that the original mine lease was valid.

Professional fees	$729	Year over year costs are relatively the same.
Amortization	$419	In Q1 2022, all depreciable assets were disposed of. No further amortization expense was incurred in the year resulting in this favorable variance when compared to 2021.
Insurance	($255)	New insurance policies were entered into in Q4 2022. Premiums have increased resulting in this minor unfavorable variance.
Travel	($367)	Costs have not increased very much. Limited travel has been incurred in both years as the Company conserves its cash.
Foreign exchange loss	($19,572)

In Q4 funds held in foreign currencies decreased against the US dollar resulting in this negative variance when compared to the comparable period in 2021. Also in 2021 there was less exposure to currency fluctuations as much smaller amounts of foreign currency funds were held.

Stock based compensation	($48,610)	In Q4 of 2022 the Company was expensing options granted in Q2 2022 that vested over 18 months. No such vestings were incurred in Q4 2021.

Results of Operations for the Year ended December 31, 2022

The net profit for the year increased by $2,417,628 to $850,596 from a loss of $1,567,032 in the prior year, Details of the individual items contributing to the decreased net loss are as follows:

2022 vs. 2021 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Accrual reversal	$1,032,044	In the current year, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in 2021.
Gain on derivative liability	$525,259

Warrants issued in Q2 2022 are in Canadian funds.  As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also, the value of the warrants is recalculated based on Black-Scholes calculation at the end of the quarter. Since the warrants were issued, a gain has been calculated.  This is a non-cash item.

Stock-based compensation	$412,106

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period while stock options granted in Q2 2021 vested and were expensed immediately. Also, the options granted in Q2 2021 were at a higher price resulting in higher amounts expensed. These are non-cash costs.

Salaries and benefits	$243,461	This favorable variance is due to the resignation in Q1 2022 of 3 senior staff that have not been replaced.
Consulting	$112,259	The resignation of a consultant in Q1 2022 has led to this favorable variance.
Exploration	$71,409

In Q2 2022, the Company received a refund for the cost of a new mine lease after the original mine lease was objected to.  The cost of the second mine lease was refunded as it was determined that the original mine lease was valid.

General and administrative	$61,728	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to 2021 when there was much more activity and staffing.
Insurance	$4,471	Lower fees were negotiated in Q4 2021 resulting in lower costs in the current year when compared to 2021.
Travel and entertainment	($367)	Year over year costs have not increased very much. Limited travel has been incurred in both years as the Company conserves its cash.
Amortization	($1,204)	In 2022, all depreciable assets were disposed of resulting in this negative variance.
Foreign exchange gain	($10,200)

The US dollar strengthened in the year ending December 30, 2022, and because of the large derivative liability being in Canadian dollars, there was a favorable foreign exchange gain.  However, excluding the impact of the derivative liability there was a loss on assets carried in foreign currencies.

Professional fees	($33,338)	Audit fees have increased resulting in this unfavorable variance when compared to 2021.

Cash flow discussion for the year ended December 31, 2022, compared to December 31, 2021

The cash outflow from operating activities increased by $573,510 to $947,715 (2021 – $374,205) due mainly to due mainly to payment of accrued salaries in 2022.

Cash inflows from financing activities of $2,706,531 reflect the private placement and options being exercised in the current nine-month period when compared to the year ended December 30, 2021, in which options exercised brought in $297,815.

Summary of quarterly results (US$)

	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	228,371	70,701	28,577	522,946	(215,111)	(278,704)	(761,080)	(312,137)
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Financial Position

Cash

Yearend Cash increased by $1,758,816 to $1,852,710 (2021 - $93,894) due mainly to a private placement carried out in Q2 2022

Prepaid expenses and receivables

Prepaid expenses and receivables have decreased by $1,501 to $33,541 (2021 - $35,042) due to lower activity levels in 2022.

Reclamation bond

A reclamation bond of €10,000 ($10,699) was purchased for the Kiviniemi property in 2018.

Property, plant and equipment

Property plant and equipment consists of office furniture and computer equipment at the Sparks, Nevada office.  The decrease of $2,932 to $Nil at December 31, 2022 (2021 - $2,932) is due to the disposal of that office furniture and computer equipment in the nine-month period.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2022 (2021 - $704,053).

Accounts Payable, Accounts payable with related parties, Accrued Liabilities and Derivative liability -warrants.

Accounts payable, accounts payable with related parties, accrued liabilities and Derivative liability – warrants have decreased by $219,990 to $1,507,724 at December 31, 2022 (2021 – $1,727,714) due to warrant derivative liability being classed as a current liability which was partially offset by the write off of certain salary deferrals.

Capital Stock

Capital stock increased by $995,426 to $111,144,603 (2021 - $110,149,177) due to a private placement in Q2 of 2022 and stock option exercises.

Additional paid-in capital increased by $127,606 to $7,019,116 (2021 - $6,891,510) as a result of stock option expensing which was partially offset by stock option exercises.

Treasury shares remained at $1,264,194 through the 2022 fiscal period.

Off-balance sheet arrangements

At December 31, 2022, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Transactions with related parties

During the year ended December 31, 2022, the Company expensed $177,445 for stock-based compensation for stock options issued to Company directors.  During the year ended December 31, 2021, the Company expensed $441,277 for stock options issued to Company directors.

During the year ended December 31, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the year ended December 31, 2021, the Company expensed a consulting fee of $102,000 to one of its directors.

As at December 31, 2022, the Company owed $185,576 (2021 - $1,159,713) to an officer of the Company.

During the year ended December 31, 2022, the Company reversed $669,723 (2021 - $Nil) of accruals to related parties, pursuant to settlement agreements.

Additional Information and Accounting Pronouncements

Outstanding share data

At March XX 2, 2023 we had 355,860,144 issued and outstanding common shares and 28,965,000 outstanding stock options at a weighted average exercise price of C$0.121. Also, there were 37,803,218 warrants outstanding at C$10.75 at March 7, 2023.

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

Recent Accounting Pronouncements

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has reviewed this standard and determined there is no impact on its financial statements.

Financial instruments and other risks

Our financial instruments consist of cash, receivables, accounts payable and accrued liabilities, accounts payable with related parties, and promissory notes payable. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from our financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in five commercial banks, one in Vancouver, British Columbia, Canada, one in Hamilton, Ontario, Canada, one in Melbourne, Australia, one in Chicago, Illinois and one in Los Angeles, California.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2022, and 2021, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2022.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2023, and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before April 30, 2023, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2022, and 2021 and audit reports thereon. PCAOB #731	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
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

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ Peter Evensen
Peter Evensen
President and Principal Executive Officer

Date:	March 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Evensen	President, Principal Executive Officer, and Director	March 7, 2023
Peter Evensen

/s/ William Harris	Chairman and Director	March 7, 2023
William Harris

/s/ James Rothwell	Director	March 7, 2023
James Rothwell

/s/ R. Christian Evensen	Director & Principal Financial Officer	March 7, 2023
R. Christian Evensen

CONSOLIDATED FINANCIAL STATEMENTS

 YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Scandium International Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and changes in shareholders’’ equity (deficiency) for the years ended December 31, 2022 and 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Scandium International Mining Corp. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral property interests impairment consideration

At December 31, 2022, the Company’s mineral property interests balance totalled $704,053. As more fully described in Note 2 to the financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

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

March 7, 2023

Scandium International Mining Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

As at:	December 31, 2022	December 31, 2021

ASSETS

Current
Cash	$1,852,710	$93,894
Prepaid expenses and receivables	33,541	35,042

	1,886,251	128,936

Reclamation bond (Note 4)	10,699	11,444
Equipment (Note 3)	-	2,932
Mineral property interests (Note 4)	704,053	704,053

Total Assets	$2,601,003	$847,365

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$127,263	$568,001
Accounts payable with related parties (Note 5)	185,576	1,159,713
Derivative liability - warrants (Note 6)	1,194,885	-

Total Liabilities	1,507,724	1,727,714

Shareholders’ Equity (Deficiency)
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2021 – 317,157,595))	111,144,603	110,149,177
Treasury stock (Note 7) (1,033,333 common shares) (2021 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	7,019,116	6,891,510
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,952,846)	(115,803,442)

Total Shareholders’ Equity (Deficiency)	1,093,279	(880,349)

Total Liabilities and Shareholders’ Equity (Deficiency)	$2,601,003	$847,365

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars)

Years ended:	December 31, 2022	December 31, 2021

EXPENSES
Amortization (Note 3)	$2,932	$1,728
Consulting (Note 5)	18,363	130,622
Exploration costs (recovery)	(959)	70,450
General and administrative	151,067	212,795
Insurance	31,064	35,535
Professional fees	96,797	63,459
Salaries and benefits	222,138	465,599
Stock-based compensation (Notes 5 & 6)	198,280	610,385
Travel and entertainment	747	380

	(720,428)	(1,590,953)

Foreign exchange gain	13,721	23,921
Accruals reversal (Note 8)	1,032,044	-
Unrealized gain on derivative liability – warrants (Note 6)	525,259	-

Income (loss) and comprehensive income (loss) for the year	$850,596	$(1,567,032)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	340,368,144	316,169,361

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

Years ended:	December 31, 2022	December 31, 2021

CASH FLOWS USED IN OPERATING ACTIVITIES
Income (loss) for the year	$850,596	$(1,567,032)
Items not affecting cash:
Amortization	2,932	1,728
Stock-based compensation	198,280	610,385
Accrual reversal	(1,032,044)	-
Unrealized gain on derivative liability - warrants	(525,259)	-
Unrealized gain on foreign exchange	(60,890)	-

Changes in non-cash working capital items:
Decrease in prepaids and receivables	1,501	7,388
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(382,831)	573,326
	(947,715)	(374,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	2,647,852	-
Share issue costs	(48,310)	-
Options exercised for common shares	106,989	297,815

	2,706,531	297,815

Change in cash during the year	1,758,816	(76,390)
Cash, beginning of year	93,894	170,284

Cash, end of year	$1,852,710	$93,894

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2020	314,032,595	$109,627,071	$6,505,416	$(1,264,194)	$(853,400)	$(114,236,410)	$(221,517)
Options exercised	3,125,000	522,106	(224,291)	-	-	-	297,815
Stock-based compensation	-	-	610,385	-	-	-	610,385
Loss for the year	-	-	-	-	-	(1,567,032)	(1,567,032)
Balance, December 31, 2021	317,157,595	110,149,177	6,891,510	(1,264,194)	(853,400)	(115,803,442)	(880,349)
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance costs	37,803,218	2,599,542	-	-	-	-	2,599,542
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Stock-based compensation	-	-	198,280	-	-	-	198,280
Income for the year	-	-	-	-	-	850,596	850,596
Balance, December 31, 2022	355,860,813	$111,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

b) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation derivative liabilities, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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
December 31, 2022
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

h) Income (Loss) per share

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted income (loss) per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2022 there were 37,803,218 warrants outstanding (2021 – Nil) and 34,665,000 options (2021 – 34,615,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

l) Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2022, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$1,852,710	$1,852,710	$—	$—
Derivative liability - warrants	(1,194,885)	—	—	(1,194,885)

The fair values of cash are determined through market, observable and corroborated sources.

n) Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2021-04 - Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update is to provide clarity around earnings per share calculations and is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has reviewed this standard and determined that there is no impact on its financial statements.

3. EQUIPMENT

             2022

	December 31, 2021 Net Book Value	Additions (disposals)	Amortization	December 31, 2022 Net Book Value
Computer equipment	$2,932	$-	$(2,932)	$-

             2021

	December 31, 2020 Net Book Value	Additions (disposals)	Amortization	December 31, 2021 Net Book Value
Computer equipment	$4,660	$-	$(1,728)	$2,932

               During the year period ended December 31, 2022, the remaining fixed assets were disposed for $Nil proceeds.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Expressed in US Dollars)

4. MINERAL PROPERTY INTERESTS

Scandium and other

Acquisition costs

Balance, December 31, 2022, 2021, and 2020	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at December 31, 2022, the Company has a reclamation bond of $10,699 (€10,000), (December 31, 2021 - $11,444 (€10,000)). An application to extend the license for 3 years has been submitted.

5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company expensed $177,745 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2021, the Company expensed $441,277 for stock options issued to Company directors.

During the year ended December 31, 2022, the Company expensed a consulting fee of $17,000 to one of its directors. During the year ended December 31, 2021, the Company expensed a consulting fee of $102,000 to one of its directors.

As at December 31, 2022, the Company owed $185,576 (2021 - $1,159,713) to an officer of the Company.

During the year ended December 31, 2022, the Company reversed $669,733 (2021 - $Nil) of accruals to related parties, pursuant to settlement agreements.

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the year ended December 31, 2022, the Company issued 37,803,218 units as part of a private placement valued at CAD$0.09 per unit. Each units consists of one common share and one share purchase warrant. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779. During the year ended December 31, 2021, there were no share issuances pursuant to private placements.

During the year ended December 31, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,989 (CAD$135,000) at an exercise price of CAD$0.15 per share. During the year ended December 31, 2021, the holders of 3,125,000 stock options exercised their options for 3,125,000 shares for $297,815 (CAD$378,575) at an average exercised price of CAD$0.12.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Expressed in US Dollars)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Warrants

A summary of warrant activity for the year ended December 31, 2022, are as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2021, and 2020	-	-	-
Granted	37,803,218	CAD$0.1075	May 20 - June 14, 2027
Outstanding December 31, 2022	37,803,218	CAD$0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. For the year ended December 31, 2022, there was a non-cash gain on derivative liability – warrants of $525,259 and an unrealized foreign exchange gain of $61,635 resulting in a fair value as at December 31, 2022 of $1,194,885 with the following weighted average assumptions:

	December 31, 2022	Issuance date
Exercise price	CAD$0.1075	CAD$0.1075
Stock price	CAD$0.07	CAD$0.09
Expected term	4.5 years	5 years
Expected dividend yield	-	-
Expected stock price volatility	91.71%	85.69%
Risk-free interest rate	2.75%	2.73%

Stock Options

The Company established a stock option plan (the “Plan”) under which it is authorized to grant options to executive officers and directors, employees and consultants and the number of options granted under the Plan shall not exceed 10% of the shares outstanding.  Under the Plan, the exercise period of the options may not exceed ten years from the date of grant and vesting is determined by the Board of Directors. The exercise price is determined by the Board of Directors.

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2020	35,100,000	$0.17
Granted	6,175,000	0.18
Exercised	(3,125,000)	0.12
Expired	(3,535,000)	0.16

Outstanding, December 31, 2021	34,615,000	0.18
Granted	5,700,000	0.09
Exercised	(900,000)	0.15
Expired	(4,750,000)	0.37

Outstanding, December 31, 2022	34,665,000	$0.14

Number currently exercisable	31,815,000	$0.14

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Expressed in US Dollars)

6. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at December 31, 2022, incentive stock options were outstanding as follows:

	Number of Options (outstanding)	Number of Options (exercisable)	Exercise Price in Canadian $	Expiry Date

Options
	5,700,000	5,700,000	0.225	January 19, 2023*
	350,000	350,000	0.185	August 30, 2023
	3,240,000	3,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	2,850,000	0.090	June 14, 2027

	34,665,000	31,815,000

*Options expired subsequent to December 31, 2022, unexercised.

As at December 31, 2022 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (2021 - $445,466).

Stock-based compensation

During the year ended December 31, 2022, the Company recognized stock-based compensation of $198,280 (December 31, 2021 - $610,385) in the statement of profit or loss pursuant to stock options granted and vested. There were 5,700,000 stock options granted during the year ended December 31, 2022 (December 31, 2021 – 6,175,000).

The weighted average fair value of the options granted in the year was CAD$0.06 (2021 - CAD$0.18).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the years ended December 31,2022 and December 31, 2021 are as follows:

	2022	2021

Risk-free interest rate	2.79%	0.32%
Expected life	5 years	5 years
Volatility	85.52%	87.19%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

7. TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2022, 2021, and 2020	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

8. ACCRUALS REVERSAL

During the year ended December 31, 2022, the Company recognized a recovery on historical accruals it had recorded totaling $669,733 to related parties (Note 5) and $362,311 to former contractors and consultants pursuant to settlement agreements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Expressed in US Dollars)

9. SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia.  The Company’s capital assets’ geographic information is as follows:

December 31, 2022	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2021	Australia	United States	Total

Equipment	$-	$2,932	$2,932
Mineral property interests	704,053	-	704,053

	$704,053	$2,932	$706,958

10. INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2022	2021

Loss before income taxes	$850,596	$(1,567,032)

Expected income tax (recovery)	221,000	(407,000)
Change in statutory, foreign exchange rates, and other	(330,000)	17,000
Permanent difference	(350,000)	154,000
Impact of foreign exchange	171,000	(38,000)
Share issuance costs	(13,000)	-
Adjustment to prior years provision versus statutory tax returns	115,000	119,000
Change in unrecognized deductible temporary differences	186,000	155,000
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	2022	2021
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,761,000	$1,829,000
Property and equipment	118,000	105,000
Share issuance costs	10,000	-
Derivative liability	311,000	-
Allowable capital losses	1,773,000	1,891,000
Non-capital losses available for future periods	6,629,000	6,591,000
	10,602,000	10,416,000
Unrecognized deferred tax assets	(10,602,000)	(10,416,000)
Net deferred tax assets	$-	$-

 The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2022	Expiry Date Range	2021	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$6,640,000	No expiry date	$7,036,000	No expiry date
Property and equipment	455,000	No expiry date	403,000	No expiry date
Derivative liability	1,195,000	2027	-	-
Share issuance costs	39,000	2042 to 2046	-	-
Allowable capital losses	6,818,000	No expiry date	7,274,000	No expiry date
Non-capital losses available for future periods	24,327,000	2021 to 2042	25,349,000	2019 to 2040

11. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2022, the Company recognized $1,781,779 as a derivative liability associated with warrants attached to a private placement financing as a non-cash transaction. There were no significant non-cash transactions during the year ended December 31, 2022, and 2021.

There were no amounts paid for taxes and interest in the years ended December 31, 2022, and December 31, 2021.

