Form 10-Q
period 2023-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2023-05-12
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 12, 2023, the registrant’s outstanding common stock consisted of 355,860,813shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2023	December 31, 2022

ASSETS

Current
Cash	$1,545,142	$1,852,710
Prepaid expenses and receivables	36,232	33,541

Total Current Assets	1,581,374	1,886,251

Reclamation bond (Note 3)	10,876	10,699
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$2,293,303	$2,601,003

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$51,209	$127,263
Accounts payable with related parties (Note 4)	101,658	185,576
Derivative liability – warrants (Note 5)	787,208	1,194,885

Total Liabilities	940,075	1,507,724

Shareholders’ equity
Capital stock (Note 6) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2022 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 7) (1,033,333 common shares) (2022 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 6)	7,046,065	7,019,116
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,716,846)	(114,952,846)

Total Shareholders’ Equity	1,356,228	1,093,279

Total Liabilities and Shareholders’ Equity	$2,292,303	$2,601,003

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2023	March 31, 2022

EXPENSES
Amortization	-	419
Consulting	-	17,000
Exploration	37,224	19,187
General and administrative	29,751	80,296
Insurance	7,832	7,909
Professional fees	33,178	34,784
Salaries and benefits	41,174	91,223
Stock based compensation	26,949	-
Travel and entertainment	3,737	-

	(179,845)	(250,818)

Accruals reversal (Note 8)	-	780,444
Foreign exchange gain (loss)	(21,340)	(6,680)
Interest income	7,379	-
Unrealized gain on derivative liability – warrants (Note 5)	429,806	-

Income and comprehensive income for the period	$236,000	$522,946

Basic and diluted income (loss) per common share	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	355,860,813	317,157,595

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$236,000	$522,946
Items not affecting cash:
Amortization	-	419
Accruals reversal	-	(780,444)
Stock-based compensation	26,949	-
Unrealized gain on derivative liability - warrants	(429,806)	-
Unrealized loss on foreign exchange	21,952	-

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	(2,691)	7,486
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(159,972)	202,569
	(307,568)	(47,024)

Change in cash during the period	(307,568)	(47,024)
Cash, beginning of period	1,852,710	93,894

Cash, end of period	$1,545,142	$56,870

	2023	2022
Cash paid during the 3-month period for interest	$-	$-
Cash paid during the 3-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2023, and 2022.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)
Income for the three months	-	-	-	-	-	522,946	522,946
Balance, March 31, 2022	317,157,595	$110,149,177	$6,892,510	$(1,264,194)	$(853,400)	$(115,280,496)	$(357,403)

Stock-based compensation	-	-	88,447	-	-	-	88,447
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance cost	37,803,218	2,619,434	-	-	-	-	2,619,434
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Income for the three months	-	-	-	-	-	28,578	28,578
Balance, June 30, 2022	355,860,813	$111,164,495	$6,909,283	$(1,264,194)	$(853,400)	$(115,251,918)	$704,266

Stock-based compensation	-	-	61,222	-	-	-	61,622
Income for the three months	-	-	-	-	-	70,701	70,701
Balance, September 30, 2022	355,860,813	$111,164,495	$6,970,505	$(1,264,194)	$(853,400)	$(115,181,217)	$836,189

Stock-based compensation	-	-	48,611	-	-	-	48,611
Share issuance costs	-	(19,892)	-	-	-	-	(19,892)
Income for the three months	-	-	-	-	-	228,371	228,371
Balance, December 31, 2022	355,860,813	$111,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279

Stock-based compensation	-	-	26,949	-	-	-	26,949
Income for the three months	-	-	-	-	-	236,000	236,000
Balance, March 31, 2023	355,860,813	$111,144,603	$704,665	$(1,264,194)	$(853,400)	$(114,716,846)	$1,356,228

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

These condensed interim consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities at their carrying values in the normal course of business for the foreseeable future. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

2. BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed interim consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and with our Annual Report on Form 10-K filed with the SEC on March 7, 2023. Operating results for the three-month period ended March 31, 2023 may not necessarily be indicative of the results for the year ending December 31, 2023.

These unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EMC Metals USA Inc., Scandium International Mining Corp., Norway AS, SCY Exploration Finland Oy, and EMC Metals Australia Pty Ltd. (“EMC-A”).

Use of estimates

The preparation of unaudited condensed interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuations, asset impairment, stock-based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

Financial instruments, including cash, receivables, reclamation bond, accounts payable and accrued liabilities, and accounts payable with related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The Company has no leases in the quarter ending March 31, 2023. Short term lease expenses totaled $nil during the quarter ended March 31, 2023 and $7,383 during the quarter ended March 31, 2022.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liability - warrants	$787,208	$-	$-	$787,208

Recently Adopted and Recently Issued Accounting Standards

There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. MINERAL PROPERTY INTERESTS

March 31, 2023	Scandium and other

Balance, March 31, 2023, December 31, 2022	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at March 31, 2022 the Company has a reclamation bond of $10,876 (€10,000).(December 31, 2022 - $10,669(€10,000)).

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Expressed in US Dollars) (Unaudited)

 4. RELATED PARTY TRANSACTIONS

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the three months ended March 31, 2023, there were no share issuances pursuant to private placements. During the year ended December 31, 2022, the Company issued 37,803,218 units as part of a private placement valued at CAD$0.09 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779.

During the three months ended March 31, 2023 no stock options were exercised. During the year ended December 31, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,989 (CAD$135,000) at an exercise price of CAD$0.15 per share.

5.  CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the three months ended March 31, 2023, there were no share issuances pursuant to private placements. During the year ended December 31, 2022, the Company issued 37,803,218 units as part of a private placement valued at CAD$0.09 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779.

During the three months ended March 31, 2023 no stock options were exercised. During the year ended December 31, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,989 (CAD$135,000) at an exercise price of CAD$0.15 per share..

Warrants

A summary of warrant activity for the quarter ended March 31, 2023, is as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2022	-	-	-
Granted	37,803,218	CAD$0.1075	May 20 - June 14, 2027
Outstanding March 31, 2023	37,803,218	CAD$0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. A fair value of the derivative liability of $1,194,885 was estimated at December 31, 2022 using the Black-Scholes pricing mode. For the quarter ended March 31, 2023, there was a non-cash gain on derivative liability – warrants of $429,806 and an unrealized foreign exchange loss of $22,129 resulting in a fair value as at March 31, 2023 of $787,208 with the following weighted average assumptions:

	March 31, 2023	Issuance date
Exercise price	CAD$0.1075	CAD$0.1075
Stock price	CAD$0.05	CAD$0.09
Expected term	4.25 years	5 years
Expected dividend yield	-	-
Expected stock price volatility	94.26%	85.69%
Risk-free interest rate	4.50%	2.73%

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Expressed in US Dollars) (Unaudited)

5. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2021	34,615,000	$0.18
Granted	5,700,000	0.09
Exercised	900,000)	0.15
Expired	(3,535,000)	0.37

Outstanding, December 31, 2022	34,665,000	0.14
Expired	(5,700,000)	0.23

Outstanding, March 31, 2023	28,965,000	$0.12

Number currently exercisable	26,115,000	$0.12

As at March 31, 2023, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	350,000	350,000	0.185	August 30, 2023
	3,240,000	3,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	2,850,000	0.090	June 24, 2027

	28,965,000	26,115,000

As at March 31, 2023 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2021 - $Nil).

6. TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2023, and December 31, 2022	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Expressed in US Dollars) (Unaudited)

7. SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

March 31, 2023	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

December 31, 2022	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

8. ACCRUALS REVERSAL

During the period ended March 31, 2022, the Company recognized a recovery on historical accruals it had recorded totaling $418,133 to related parties (Note 4) and $362,311 to former contractors and consultants pursuant to various settlement agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2022, and March 31, 2023, and a comparison of the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2023, and the three-month periods ended March 31, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q.

The condensed interim statements have been prepared in accordance with US Generally Accepted Accounting Principles, as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of May 12, 2023, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

In the first half of 2023, we will conduct two drill programs, one for Honeybugle and one for Nyngan, which will further delineate both resources. The Honeybugle drill program was completed in the first quarter of 2023, and we are awaiting the results. The Nyngan drill program will be completed in May 2023, and we can expect results at the beginning of the third quarter.

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

During the second and third quarters of 2022, SCY was successful in reducing corporate SG&A costs on an absolute and ongoing basis including reversing over $1 million in accruals during the first nine months of 2022 and achieving positive working capital. Management has implemented a plan to reduce annual ongoing expenses to $500,000 or less and as part of the plan the CEO and CFO have agreed to forgo cash compensation in order to reduce expenses.

During the third quarter of 2022, we filed a new mine lease application to re-establish the original Mining License and give access to the full scandium resource at Nyngan. The application is pending with governmental authorities.

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

During the third quarter of 2022, we commenced a review of SCY’s patent portfolio. We expect to conclude this review in the fourth quarter and plan to explore licensing opportunities in 2023.

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

The 2019 ML 1792 grant covers 810 acres (354 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the definitive Feasibility Study. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, which was granted in 2017 as a mining lease (ML 1763), and later ruled invalid. At that time, it was unknown, to both the Department and the Company, that a local landowner had filed a prior, timely and valid objection to the granting of that mining lease. The reduction in area between the initial 2017 ML 1763 and the replacement 2019 ML 1792 represented acreage protested in an “Agricultural Land” objection lodged by a local landowner. The landowner holds freehold surface ownership over a portion of the original grant that was previously covered by the 2017 ML 1763.

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

Honeybugle Scandium Property (NSW, Australia)

On April 2, 2014, the Company announced that it had secured a 100% interest in an exploration license (EL 7977) covering 34.7 square kilometers in New South Wales, Australia. The license area we call the ‘Honeybugle Scandium Property’ is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project and approximately 36 kilometers southwest from the town of Nyngan, NSW. The application to renew the exploration license for a further six years was approved in November 2022.

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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were $104,882 lower due to lower consulting fees, general and administrative costs and salaries.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2023	2022				2021
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	236,000	228,371	70,701	28,578	522,946	(215,111)	(278,704)	(761,080)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended March 31, 2023

The net profit for the quarter was $236,000, a decrease of $286,946 from a net profit of $522,946 in the same quarter of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q1 2023 vs. Q1 2022 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Accruals reversal	$(780,444)	In the 2022, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in 2023.
Stock-based compensation	$(26,949)

Stock options granted in Q2 2022 will vest and be expensed over an 18-month period resulting in charges in Q1 2023 while stock options granted prior to 2022 vested and were expensed immediately resulting in no expenses being charged in Q1 2022.

Exploration	$(18,037)	In Q1 2023 a drilling program was initiated at Honeybugle. This resulted in higher costs when compared to Q1 2022.
Foreign exchange	$(14,660)

The US dollar strengthened in Q1 against both the Australian and Canadian dollar. Because we hold a large amount of funds in these two currencies a greater foreign exchange loss was incurred than in Q1 of 2022.

Travel	$(3,737)	With the start of the drilling program at Honeybugle, management visited the property and legal counsel in Australia. No such expenditures were incurred in Q1 2022.
Insurance	$77	Insurance costs were almost the same in the comparative periods.
Amortization	$419	All fixed assets were fully depreciated in Q2 2022, resulting in no expense associated with this item in Q1 of 2023.
Professional fees	$1,606	Professional fees were relatively the same when the two quarters are compared.
Interest income	$7,379	In 2023, the Company purchased short term secure investments. No similar opportunity existed in Q1 2022.
Consulting	$17,000	The resignation of a consultant in Q1 2022 led to this favorable variance in the current quarter.
Salaries and benefits	$50,049	This favorable variance is due to the resignation of senior staff that have not been replaced in Q1 2022.
General and administrative	$50,545	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to Q1 2022 when there was much more activity and staffing.
Gain on derivative liability	$429,806

Warrants issued in Q2 2022 are in Canadian funds.  The value of the warrants are recalculated based on Black-Scholes calculation at the end of the quarter. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. In Q1 2023 a gain was calculated.  This is a non-cash item.

Cash flow discussion for the three-month period ended March 31, 2023, compared to March 31, 2022

The cash outflow for operating activities was $307,568, an increase of $260,544 (March 31, 2022 – $47,024), due mainly to payment of accrued salaries in Q1 2023.

Financial Position

Cash

The Company’s cash position decreased during the three-month period by $307,568 to $1,545,142 (December 31, 2022 - $1,852,710) due mainly to payments of accrued salaries.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable increased by $2,691 to $36,232 during the three-month period due to the accruing of interest earned on cash deposits (December 31, 2022 - $33,541).

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Current liabilities have decreased by $567,649 to $940,075 (December 2022– $1,507,724) due to the warrant derivative liability being decreased and the payment of accrued salaries. Excluding the derivative liability, a decrease of $159,972 took place for this item.

Capital Stock

Capital stock remained at $111,144,603 (December 31, 2022 - $111,144,603).

Additional paid-in capital increased by $26,949 to $7,046,065 (December 31, 2022 - $7,019,116) reflecting stock-based compensation expense.

Liquidity and Capital Resources

At March 31, 2023, the Company had a working capital of $641,299 including cash of $1,545,142, as compared to a working capital of $378,527 including cash of $1,852,710 at December 31, 2022.

At March 31, 2023, the Company had a total of 28,965,000 stock options exercisable between C$0.065 and C$0.185 that have the potential upon exercise to generate a total of C$3,471,000 in cash over the next two and a three fourths years. There is no assurance that these securities will be exercised. At March 31, 2023, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,603,846 in cash over the next four and a quarter years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 28,965,000 stock options currently outstanding at a weighted average exercise price of C$0.12.

Off-balance sheet arrangements

At March 31, 2023, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the three months ended March 31, 2023, the Company expensed $24,585 for stock-based compensation for stock options issued to Company directors.  During the three months ended March 31, 2022, the Company expensed $Nil for stock options issued to Company directors.

During the 3-month period ended March 31, 2023, the Company expensed a consulting fee of $Nil to one of its directors. During the 3-month period ended March 31, 2022, the Company expensed a consulting fee of $17,000 to one of its directors.

As at March 31, 2023, the Company owed $101,658 to an officer of the Company.  (December 31, 2022 - $185,576)

During the year ended December 31, 2022, the Company reversed $669,733 (2023 - $Nil) of accruals to related parties, pursuant to settlement agreements.

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

Recent Accounting Pronouncements

There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

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

Date: May 12, 2023

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ “Peter B. Evensen”
Principal Executive Officer

By:	/s/ “R. Christian Evensen”
Principal Financial Officer

