Form 10-Q
period 2023-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2023-11-14
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 14, 2023, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2023

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2023	December 31, 2022

ASSETS

Current
Cash	$1,135,020	$1,852,710
Prepaid expenses and receivables	20,672	33,541

Total Current Assets	1,155,692	1,866,251

Reclamation bond (Note 3)	10,582	10,699
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$1,870,327	$2,601,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$53,869	$127,263
Accounts payable with related parties (Note 4)	4,820	185,576
Derivative liability – warrants (Note 2 and 5)	477,844	1,194,885

Total Liabilities	536,533	1,507,724

Shareholders’ Equity
Capital stock (Note 5) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2022 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 6) (1,033,333 common shares) (2022 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 5)	7,078,655	7,019,116
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,771,870)	(114,952,846)

Total Shareholders’ Equity	1,333,794	1,093,279

Total Liabilities and Shareholders’ Equity	$1,870,327	$2,601,003

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in US Dollars) (Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

EXPENSES
Amortization	$-	$-	$-	$2,932
Consulting (Note 4)	-	1,363	-	18,363
Exploration (recovery)	30,653	22,915	211,779	(8,455)
General and administrative	27,882	29,822	74,169	160,933
Insurance	7,921	7,565	23,603	23,052
Professional fees	15,844	23,939	68,239	87,261
Salaries and benefits	52,449	103,351	183,738	329,925
Travel	-	-	3,737	-

	(134,749)	(188,955)	(565,265)	(614,011)

Foreign exchange gain (loss)	32,548	44,862	1,952	43,139
Accruals reversal (Note 8)	-	-	-	1,032,044
Interest income	12,348	-	30,080	-
Unrealized gain on derivative liability – warrants gain (Note 5)	164,585	214,794	714,209	161,053

Income and comprehensive income for the period	$74,732	$70,701	$180,976	$622,225

Basic and diluted income per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	355,860,813	355,860,813	355,860,813	345,147,171

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Income for the period	$180,976	$622,225
Items not affecting cash:
Amortization	-	2,932
Stock-based compensation	59,539	149,669
Accrual reversal	-	(1,032,044)
Unrealized gain on derivative liability - warrants	(714,209)	(161,053)
Unrealized gain on foreign exchange	(2,715)	(99,292)

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	12,869	24,987
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(254,150)	(355,843)
	(717,690)	(848,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	2,647,852
Share issue costs	-	(28,418)
Options exercised for common shares	-	106,989
	-	2,726,423

Change in cash during the period	(717,690)	1,878,004
Cash, beginning of period	1,852,710	93,894

Cash, end of period	$1,135,020	$1,971,898

	2023	2022
Cash paid during the 9-month period for interest	$-	$-
Cash paid during the 9-month period for taxes	$-	$-

During the period ended September 30, 2022, the Company issued 37,803,218 warrants as part of a private placement valued at $1,781,779 classified as a derivative liability. There were no significant non-cash investing and financing activities during the periods ended September 30, 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)
Income for the three months	-	-	-	-	-	522,946	522,946
Balance, March 31, 2022	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,280,496)	$(357,403)

Stock-based compensation	-	-	88,447	-	-	-	88,447
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance costs	37,803,218	2,619,434	-	-	-	-	2,619,434
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Income for the three months	-	-	-	-	-	28,578	28,578
Balance, June 30, 2022	355,860,813	$111,164,495	$6,909,283	$(1,264,194)	$(853,400)	$(115,251,918)	$704,266

Stock-based compensation	-	-	61,222	-	-	-	61,222
Income for the three months	-	-	-	-	-	70,701	70,701
Balance, September 30, 2022	355,860,813	$111,164,495	$6,970,505	$(1,264,194)	$(853,400)	$(115,181,217)	$836,189

Stock-based compensation	-	-	48,611	-	-	-	48,611
Share issue costs	-	(19,892)	-	-	-	-	(19,892)
Income for the three months	-	-	-	-	-	228,371	228,371
Balance, December 31, 2022	355,860,813	$110,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279

Stock-based compensation	-	-	26,949	-	-	-	26,949
Income for the three months	-	-	-	-	-	236,000	236,000
Balance, March 31, 2023	355,860,813	$110,144,603	$7,046,065	$(1,264,194)	$(853,400)	$(114,716,846)	$1,356,228

Stock-based compensation	-	-	21,684	-	-	-	21,684
Loss for the three months	-	-	-	-	-	(129,756)	(129,756)
Balance, June 30, 2023	355,860,813	$111,144,603	$7,067,749	$(1,264,194)	$(853,400)	$(114,846,602)	$1,248,156

Stock-based compensation	-	-	10,906	-	-	-	10,906
Income for the three months	-	-	-	-	-	74,732	74,732
Balance, September 30, 2023	355,860,813	$111,144,603	$7,078,655	$(1,264,194)	$(853,400)	$(114,771,870)	$1,333,794

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed interim consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the condensed interim consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed interim consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, and with our Annual Report on Form 10-K filed with the SEC on March 7, 2023. Operating results for the nine-month period ended September 30, 2023, may not necessarily be indicative of the results for the year ending December 31, 2023.

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
September 30, 2023
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

The Company has no leases in the nine months ending September 30, 2023. Short term lease expenses totaled $Nil during the nine months ended September 30, 2023, and $15,669 during the nine months ended September 30, 2022.

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liability - warrants	$(477,844)	$—	$—	$(477,844)

Recently Adopted and Recently Issued Accounting Standards

There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

3.	MINERAL PROPERTY INTERESTS

September 30, 2023	Scandium and other

Balance, September 30, 2023, December 31, 2022	$704,053

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

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at September 30, 2023 the Company has a reclamation bond of $10,582 (€10,000). (December 31, 2022 - $10,699 (€10,000)).

4.	RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2023, the Company expensed $54,317 for stock-based compensation for stock options granted to Company directors. During the 9-month period ended September 30, 2022, the Company expensed $136,540 for stock-based compensation for stock options issued to Company directors.

During the 9-month period ended September 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the 9-month period ended September 30, 2023.

During the 9-month period ended September 30, 2023, the Company expensed a consulting fee of $Nil to one of its directors. During the 9-month period ended September 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors.

As at September 30, 2023, the Company owed $4,820 to an officer of the Company. (December 31, 2022 - $185,576)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

Common Stock Issuances

During the nine-month period ended September 30, 2022, the Company issued 37,803,218 common shares as part of a private placement valued at CAD$0.09 per share. In addition, the Company granted 37,803,218 common share purchase warrants. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of CAD$0.1075 at any time up to 5 years following the date of issuance. The warrants attached to the private placement are classified as a derivative liability at an initial value of $1,781,779. During the nine-month period ended September 30, 2023, there were no share issuances.

During the quarter ended September 30, 2022, the holders of 900,000 stock options exercised their options for 900,000 shares for $106,989 (CAD$135,000) at an exercise price of CAD $0.15 per share. During the nine-month period ended September 30, 2023, no stock options were exercised.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Warrants

A summary of warrant activity for the nine-month period ended September 30, 2023, are as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2021	-	-	-
Granted 2022	37,803,218	CAD$0.1075	May 20 - June 14, 2027
Outstanding December 31, 2022, and September 30, 2023	37,803,218	CAD$0.1075	May 20 - June 14, 2027

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. A fair value of the derivative liability of $1,194,885 was estimated at December 31, 2022, using the Black-Scholes pricing mode. For the nine-month period ended September 30, 2023, there was a non-cash gain on derivative liability – warrants of $714,209 and an unrealized foreign exchange gain of $2,832 resulting in a fair value as at September 30, 2023 of $477,844 with the following weighted average assumptions:

	September 30, 2023		Issuance date
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.035	CAD$	0.09
Expected term (in years)		3.73		5
Expected dividend yield		-		-
Expected stock price volatility		100.66%		85.69%
Risk-free interest rate		3.93%		2.73%

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2021	34,615,000	$0.18
Granted	5,700,000	0.09
Exercised	(900,000)	0.15
Expired	(3,535,000)	0.37

Outstanding, December 31, 2022	34,665,000	0.14
Expired	(6,050,000)	0.22

Outstanding, September 30, 2023	28,615,000	$0.12

Number currently exercisable	27,190,000	$0.12

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

As at September 30, 2023, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options

	3,240,000	3,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	4,275,000	0.090	June 24, 2027

	28,615,000	27,190,000

As at September 30, 2023 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2022 - $Nil).

Stock-based compensation

During the 9-month period ended September 30, 2023, the Company recognized as part of salaries and benefits, stock-based compensation of $59,539 (September 30, 2022- $149,669) in the statement of operations and comprehensive income (loss). There were nil stock options granted during the 9-month period ended September 30, 2023 (September 30, 2022 – 5,700,000).

The weighted average fair value of the options granted in the period ended September 30, 2023, was $Nil (September 30, 2022 – C$0.06)

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the 9-month period ended September 30 are as follows:

	2023	2022

Risk-free interest rate	N/A	2.79%
Expected life (in years)	N/A	5
Volatility	N/A	85.82%
Forfeiture rate	N/A	N/A
Dividend rate	N/A	N/A

6.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2023, and December 31 2022	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

7.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

September 30, 2023	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2022	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

8.	ACCRUALS REVERSAL

During the nine-month period ended September 30, 2022, the Company recognized a recovery on historical accruals it has recorded totaling $669,733 to related parties (Note 5) and $362,311 to former contractors and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2022, and September 30, 2023, and a comparison of the material changes in our results of operations and financial condition between the three and nine month periods ended September 30, 2023, and the three and nine month periods ended September 30, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The information contained within this report is current as of November 14, 2023, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

In October 2023, the Company commenced physical development of the Nyngan Scandium Project including:

• Survey conducted of the site to establish and peg the boundaries for proposed work in accordance with with State Significant Development 5157 (“SSD 5157”).

• Soil management works including the establishment of water exclusion bunds and the stripping of topsoil, with subsequent stockpiling.

• Construction and placement of temporary office quarters at the site for future site planning activities.

These actions signify a critical step in the timeline of work on the Nyngan Scandium Project, as the Company breaks ground at the site, marking the physical commencement of activities under SSD 5157.

2022

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided, and announced on April 18, 2022, that the best return on invested capital for its shareholders is to prioritize the Company’s portfolio of scandium assets, including the Nyngan Scandium Project that already holds a mining license, and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an interim CEO and CFO and a downsizing of the board to four directors.

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

Our focus of operations is the exploration and development of the Nyngan scandium deposit located in New South Wales (“NSW”), Australia (“Nyngan” or the “Nyngan Scandium Project.”) We also hold exploration-stage properties in Australia, known as the “Honeybugle Scandium Property,” and in Finland, known as the “Kiviniemi Scandium Property.”

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

Principal Properties Review

Nyngan Scandium Project (NSW, Australia)

Nyngan Property Description and Location

The Nyngan Scandium Project site is located approximately 450 kilometers northwest of Sydney, NSW, Australia and approximately 20 kilometers due west of the town of Nyngan, a rural town of approximately 1,900 people. The general area can be characterized as flat countryside and is classified as agricultural land, used predominantly for wheat farming and livestock grazing.

Figure 1: Location of Nyngan Project

Note: None of the Existing Mines identified in Figure 1 produce scandium.

Figure 2: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

Note: All Exploration Licenses and Leases described in Figure 2 are held 100% by EMC-A.

Recent Nyngan Drilling Results

The most recent Nyngan drill program was completed in May 2023. The drilling program consisted of 11 drillholes at the western and northwestern edges of the already established mineral resource at the project. The drilling results better defined the boundary of the existing resource and reserve that are the foundation of the Feasibility Study in 2016 and was additive to our knowledge of how to optimize development of the project when it goes into production.

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

On November 10, 2016, the Company announced that the Development Consent (“SSD 5157”) had been granted. This Development Consent represents an approval to develop the Nyngan Scandium Project and is based on facts and findings contained in the EIS. The Development Consent follows an in-depth review of the EIS, the project plan, community impact studies, public EIS exhibition and commentary, and economic viability, and involved more than 12 specialized governmental agencies and groups.

In October 2023, the Company commenced physical development of the Nyngan Scandium Project including:

• Survey conducted of the site to establish and peg the boundaries for proposed work in accordance with SSD 5157.

• Soil management works including the establishment of water exclusion bunds and the stripping of topsoil, with subsequent stockpiling.

• Construction and placement of temporary office quarters at the site for future site planning activities.

These actions signify a critical step in the timeline of work on the Nyngan Scandium Project, as the Company breaks ground at the site, marking the physical commencement of activities under SSD 5157.

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

Honeybugle Drill Results

The Honeybugle drill program was completed in the first quarter of 2023. The drill program found Scandium enriched laterite formation defined at Woodlong prospect within the Honeybugle Exploration Licence 7977 area, where 32 vertical air core holes were drilled during first quarter 2023 in an approximately 300m x 400m area.

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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were $44,316 higher due to higher exploration costs when compared to the year-to-date cash expenditures of the nine-month period ended September 30, 2022.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2023			2022				2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	74,732	(129,756)	236,000	228,371	70,701	28,578	522,946	(215,111)
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended September 30, 2023

The net profit for the quarter was $74,732, an increase of $4,031 from a net profit of $70,701 in the same quarter of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q3 2023 vs. Q3 2022 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on derivative liability	$(50,209)

Warrants issued in Q2 2022 are in Canadian funds. The value of the warrants are recalculated based on Black-Scholes calculation at the end of each quarter. With the decrease in the share price this expense decreases. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. This is a non-cash item.

Foreign exchange	$(12,314)

The US dollar strengthened in Q3 against both the Australian and Canadian dollar. Because we hold a large amount of funds in these two currencies a smaller foreign exchange gain was incurred than in Q3 of 2022.

Exploration	$(7,738)

In 2023, the Company carried out drilling activities on its Australian properties while in Q3 2022, no exploration activities were conducted. The unfavorable variance is due to final expensing of costs related to the drilling program which carried over into Q3 2023.

Insurance	$(356)	Slightly higher premiums for D&O insurance and general liability insurance resulted in this minor variance when comparing the two quarters.

Consulting	$1,363	This favorable variance is due to minor costs incurred in Q3 2022 when compared to Q3 2023 when no consulting charges were incurred.

General and administrative	$1,940	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to Q3 2022.

Professional fees	$8,095	In Q3 2022 advice from our legal firm were required as the Company underwent management changes. No such activities took place in Q3 2023.

Interest income	$12,348	In 2023, the Company purchased short term secure investments. No similar opportunity existed in Q3 2022.

Salaries, benefits and stock-based compensation	$50,902

Stock options granted in Q2 2022 vested 25% at grant date and then a further 25% every 6 months resulting in a higher cost in Q3 2022 than in Q3 2023 when a higher portion of the option grant had vested. This is a non-cash item.

Results of Operations for the nine months ended September 30, 2023

The net profit for the nine month period was $180,976, a decrease of $441,249 from a net profit of $622,225 in the same nine month period of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 3.

Table 3. Variance Analysis for Net Profit

Nine-month period ending September 30, 2023 vs. the nine-month period ending September 30, 2022 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Accruals reversal	$(1,032,044)	In 2022, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in 2023.

Exploration	$(220,234)

In Q2 2023, the Company carried out drilling activities on its Australian properties while in 2022, no exploration activities were conducted. To further increase this unfavorable variance, the Company received a refund in 2022 from the Australian government related to over payment of mining license costs.

Foreign exchange	$(41,187)

The US dollar strengthened in 2022 against both the Australian and Canadian dollar. Because we hold a large amount of funds in these two currencies a smaller foreign exchange gain was incurred than in 2023.

Travel	$(3,737)	With the start of the drilling program at Honeybugle, management visited the property and legal counsel in Australia. No such expenditures were incurred in 2022.

Insurance	$(551)	Slightly higher premiums for D&O insurance and general liability insurance resulted in this minor variance when comparing the two quarters.

Amortization	$2,932	All fixed assets were fully depreciated in Q2 2022, resulting in no expense associated with this item in 2023.

Consulting	$18,363	The resignation of a consultant in 2022 led to this favorable variance in the current nine-month period.

Professional fees	$19,022	In Q2 2022 advice from our legal firm were required as the Company underwent management changes. No such activities took place in 2023.

Interest income	$30,080	In 2023, the Company purchased short term secure investments. No similar opportunity existed in 2022.

General and administrative	$86,764	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to 2022 when there was much more activity and staffing.

Salaries, benefits and stock-based compensation	$146,187

This favorable variance is due to the resignation of senior staff that have not been replaced in Q1 2022. Also, stock options granted in Q2 2022 vested 25% at grant date and then a further 25% every 6 months resulting in a higher cost in 2022 than in 2023 when a higher portion of the option grant had already vested.

Gain on derivative liability	$553,156

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

Cash flow discussion for the nine-month period ended September 30, 2023, compared to September 30, 2022

The cash outflow for operating activities was $717,690, a decrease of $130,729 (September 30, 2022 – $848,419).

Financial Position

Cash

The Company’s cash position decreased during the nine-month period by $717,690 to $1,135,020 (December 31, 2022 - $1,852,710) due mainly to payments of accrued salaries.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $12,869 to $20,672 during the nine-month period due to the expensing of prepaids (December 31, 2022 - $33,541).

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Current liabilities have decreased by $971,191 to $536,533 (December 2022 – $1,507,724) due to the warrant derivative liability being decreased and the payment of accrued salaries. Excluding the derivative liability, a decrease of $254,150 took place for this item.

Capital Stock

Capital stock remained at $111,144,603 (December 31, 2022 - $111,144,603).

Additional paid-in capital increased by $59,539 to $7,078,655 (December 31, 2022 - $7,019,116) reflecting stock-based compensation expense.

Liquidity and Capital Resources

At September 30, 2023, the Company had a working capital of $619,159 including cash of $1,135,020, as compared to a working capital of $358,527 including cash of $1,852,710 at December 31, 2022.

At September 30, 2023, the Company had a total of 28,615,000 stock options exercisable between C$0.065 and C$0.185 that have the potential upon exercise to generate a total of C$3,406,250 in cash over the next two and a quarter years. There is no assurance that these securities will be exercised. At September 30, 2023, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,063,846 in cash over the next three and three quarter years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 28,615,000 stock options currently outstanding at a weighted average exercise price of C$0.12.

Off-balance sheet arrangements

At September 30, 2023, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the nine-month period ended September 30, 2023, the Company expensed $54,317 for stock-based compensation for stock options granted to Company directors. During the nine-month period ended September 30, 2022, the Company expensed $136,540 for stock-based compensation for stock options issued to Company directors.

During the nine-month period ended September 30, 2022, the Company reversed $669,733 of accruals to related parties. No such transactions occurred in the nine-month period ended September 30, 2023.

During the nine-month period ended September 30, 2023, the Company expensed a consulting fee of $Nil to one of its directors. During the nine-month period ended September 30, 2022, the Company expensed a consulting fee of $17,000 to one of its directors.

As at September 30, 2023, the Company owed $4,820 to an officer of the Company. (December 31, 2022 - $185,576)

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

Financial instruments and other risks

The Company’s financial instruments consist of cash, receivables, accounts payable, accounts payable with related parties, accrued liabilities and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks: (i) one in Hamilton, Ontario, Canada, (ii) one in Mackay, Queensland, Australia, and (iii) one in Los Angeles, California, United States.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three and nine months ended September 30, 2023, formatted in Inline XBRL (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023
SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

	By:	/s/ “Peter B. Evensen”
Principal Executive Officer

	By:	/s/ “R. Christian Evensen”
Principal Financial Officer