Form 10-K/A
period 2022-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-02-12
CIK 1408146

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 7, 2023 (the “Original 10-K”), is being filed to amend information in Part I, Items 1 and 2.

Except as described above, no other amendments are being made to the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

Auditor Name: Davidson & Company LLP	Auditor Location: 609 Granville St., #1200, Vancouver, British Columbia, Canada, V7Y 1H4	Auditor Firm Id: 731

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

Glossary of Terms

“Company,” “SCY,” “we,” “us,” “our” and similar words of similar meaning refer to Scandium International Mining Corp.

$, A$, C$	mean respectively, United States dollars, Australian dollars and Canadian dollars.

Assay	An analysis to determine the presence, absence or quantity of one or more components, elements or minerals.

Exploration stage issuer	An issuer that has no material property with mineral reserves disclosed.

Exploration stage property	A property that has no mineral reserves disclosed.

Grade	The concentration of a valuable mineral within an Ore.

hematite	A mineral composed of iron oxide minerals.

Igneous	A rock formed by the cooling of molten silicate material.

Intrusion	A general term for a body of igneous rock formed below the surface of the earth.

Kg	Kilogram which is equivalent to approximately 2.20 pounds.

Km	Kilometer which is equivalent to approximately 0.62 miles.

laterite	Soil layer rich in iron dioxide.

Limonite	an iron ore consisting of a hydrous ferric oxide of variable composition.

Mineralization	A term used to describe the presence of minerals of possible economic value. Also used to describe the process by which concentration of economic minerals occurs.

Mineral reserve
An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral resource
A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Includes measured, indicated and inferred mineral resources, as defined below:

“measured mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

“indicated mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

“inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Net smelter returns royalty	A share of the net revenues generated from the sale of metal produced by a mine.

NI 43-101
National Instrument 43-101 – Standards for Disclosure of Mineral Projects, being the regulation adopted by Canadian securities regulators that governs the public disclosure of technical and scientific information concerning a mineral property.

Ore	A naturally occurring solid material from which a metal or valuable mineral can be profitably extracted.

ppm	Parts per million.

Qualified person	Means a qualified person as defined in S-K 1300, including an engineer or geoscientist in good standing with their professional association, with at least five years of relevant experience.

saprolite	Soft, friable, isovolumetrically weathered bedrock that retains the fabric and structure of the parent rock.

S-K 1300	Item 1300 of Regulation S-K of the 1933 Securities Act.

Tpy	Tonnes per year.

Tonne	A metric ton which is equivalent to approximately 2,204 pounds.

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

Our most advanced project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant and a development consent. We also hold an exploration license on a scandium mineral property located near Nyngan known as the “Honeybugle Scandium property” and an exploration license on a scandium mineral property in Finland, known as the “Kiviniemi Scandium property.”

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

Product Markets for Scandium

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury, and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as a powder, in oxide form, and known as scandium oxide, scandia or Sc2O3.,

Global annual production estimates of scandium range from 15 tonnes to 30 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced, specifically China and Russia. Two sources of scandium production outside of China and Russia have recently commenced production. The Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.) reported sales of 16 tonnes of Scandium Oxalate in 2021.

In October 2022, Rio Tinto announced that Rio Tinto Fer et Titane in Quebec plans to quadruple scandium oxide production capacity to 12 tonnes from its current 3 tonne per annum capacity. This C$30-35 million expansion is expected to produce incremental scandium oxide in late 2024.

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

Prices vary, based on purity and quantity supplied. The USGS pricing generally reflects small volume sales, with larger quantities selling at lower prices, typically under US$2,000/kg. USGS reporting also acknowledged that ex-works China prices for 99.99% purity oxide were considerably lower than US-observed prices in 2021, based on underutilization of existing Chinese production capacity. Scandium oxide grades of 95-99% are generally considered suitable for manufacturing AlSc 2% master alloy, the form demanded for aluminum alloy applications.

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

ITEM 2. PROPERTIES, PROJECTS AND PATENTS

Cautionary Note Regarding Mineral Resource Estimates

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements are governed by Regulation S-K Subpart 1300 (“S-K 1300”), as adopted by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

In our public filings in the United States, we are required to disclose measured, indicated and inferred mineral resources and mineral reserves, each as defined in S-K 1300. Currently, we do not have any measured, indicated or inferred mineral resources or mineral reserves as thus defined, and we are an exploration stage issuer.

The estimation of measured resources and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant mineral reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of mineral resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Summary Disclosure of Mineral Projects

The Company holds three properties, the Nyngan Scandium Project in Australia, the Honeybugle Scandium Property in Australia, and the Kiviniemi Scandium Property in Finland, each of which is an exploration stage property. Only the Nyngan Scandium Project is considered a material mineral property by the Company.

Location of Properties

Figure 1: Location of Properties in Australia and Finland

The Nyngan Scandium Project site is located approximately 450 kilometres northwest of Sydney, NSW, Australia, and approximately 20 kilometres due west from the town of Nyngan, a rural town of approximately 2,900 people. The deposit is located 5 kilometres south of Miandetta, off the Barrier Highway that connects the towns of Nyngan and Cobar.

The Honeybugle Scandium property covers part of the Honeybugle geologic complex in New South Wales, NSW, Australia, and is located approximately 24 kilometers west-southwest from the Company’s Nyngan Scandium Project.

The Kiviniemi Scandium property is located in the municipality of Rautalampi, Eastern Finland Province, approximately 350km northeast of Helsinki, by road. The closest major city/airport is Kuopio (pop. 110,000), approximately 70km to the northeast of the property. The exploration target is located on a small portion of a family farm, partially cleared for farming. Most of the property is wooded, including the area where the mineralization has been located.

Type and Amount of Ownership Interests

The Company holds a mine lease grant, a development consent, and 100% of the mineral rights on the Nyngan Scandium Project. The scandium resource is held under one Mining License (ML1792) and three exploration licenses (EL 8448, EL 8316 and EL6096). The exploration licenses allow the license holder to conduct exploration on private land (with landowner consents and signed compensation agreements in place) and public lands not including wildlife reserves, heritage areas or National Parks. The scandium resource is fully enclosed on private agricultural land. The Company’s Australian subsidiary holds legal title to specific surface and mineral exploration rights on the Nyngan Scandium Project. The exploration licenses cover 29.25 square kilometers (2,925 hectares). The project surface rights (freehold) total 810 acres (370 hectares).

The Company has a 100% interest in an exploration license (EL 7977) covering the Honeybugle Scandium property. The Honeybugle Scandium property is 34.7 square kilometers.

The Company’s wholly owned subsidiary, SCY Exploration Finland Oy, holds an exploration license for the Kiviniemi Scandium property.The exploration area is approximately 24.6 hectares (0.25 square kilometer).

Key Permit Conditions

The Company previously undertook permitting efforts required to obtain a mine lease grant and a development consent on the Nyngan Scandium Project. In addition to these two key governmental approvals, other required licenses and permits must be acquired for the Nyngan Scandium Project but are considered routine and require only compliance with fixed standards and objective measurements. These remaining approvals include submittal of numerous plans and reports supporting compliance with the Company’s development consent and mining lease. In addition, certain water, roads, dam and electrical access reviews and arrangements must be finalized. For additional details, see “Individual Property Disclosure - Nyngan Scandium Project – Mining Lease”.

To date, no permitting efforts have been undertaken or are currently planned at either the Honeybugle Scandium property or the Kiviniemi Scandium property.

Mineralization Styles

The Kiviniemi Scandium property’s mineralization has a high iron content with medium grade scandium, which is located near surface. The Honeybugle Scandium property’s mineralization has a high iron content with medium grade scandium, which is located on or near surface.

Available Facilities

The Nyngan Scandium Project site is accessed from the Barrier Highway, a paved two lane all-weather road connecting the town of Nyngan with Cobar. Adequate water supply is available for the project via raw water supply lines, which are ultimately sourced from Burrendong Dam, located 230 kms to the southeast. Grid electrical power is available in the form of separate 132kV, 66kV and 33kV lines, all run within 5 km of the site.

The Kiviniemi Scandium property is accessible on a seasonal basis currently and the Honeybugle Scandium property is all-weather accessible and close to infrastructure.

Individual Property Disclosure – Nyngan Scandium Project
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

Figure 2: Location of Nyngan Scandium Project

Note: None of the Existing Mines identified in Figure 2 produce scandium.

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

Figure 3: Location of the Exploration Licenses and Mining Lease for the Nyngan Scandium Project

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

Internal Controls Disclosure

When conducting drilling programs, the Company utilises duplicate essay pulps, and follows the practice of inserting blanks and standards into the assay process. The Company has also utilised Rangott Mineral Exploration Pty Ltd (“RME”) personnel in supervisory roles on drilling programs. RME conducted observations and independent checks to support the accuracy and integrity of assay and resource calculation work on the Nyngan resource. Mining One Pty Ltd conducted independent verification on data relating to the Nyngan Scandium Property. Stuart Hutchin and Geoffrey Duckworth, both Qualified Persons both conducted site inspections on the Nyngan Scandium Property.

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

EIS Discussion

The EIS is the foundation document submitted by a developer intending to build a mine facility in Australia. The Nyngan Scandium Project is considered a State Significant Project, in that capital cost exceeds A$30 million, which means State agencies are designated to manage the investigation and approval process for granting a Development Consent from the Minister of Planning and Environment. This Department managed the review of the Proposal through a number of State and local governmental agencies.

The EIS is a self-contained set of documents used to seek a Development Consent. It is, however, supported in many ways by the DFS.

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

The 2019 ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the DFS. The Company had originally filed a mining lease application (MLA 531) covering an area of 874 hectares, which was granted in 2017 as a mining lease (ML 1763), and later ruled invalid. At that time, it was unknown, to both the Department and the Company, that a local landowner had filed a prior, timely and valid objection to the granting of that mining lease. The reduction in area between the initial 2017 ML 1763 and the replacement 2019 ML 1792 represented acreage protested in an “Agricultural Land” objection lodged by a local landowner. The landowner holds freehold surface ownership over a portion of the original grant that was previously covered by the 2017 ML 1763.

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

Metal Forming Partners. Two agreements were executed with the following entities: Impression Technologies Ltd., based in Coventry, UK, and PAB Coventry Ltd., based in Coventry, UK. These entities were both interested in determining whether sheet-forming technology would see advantage in shaping aluminum containing scandium. A brief testing regime indicated that the machines saw no improvement, and in fact had difficulty managing the properties in the AlSc samples provided.

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

The Company’s objectives regarding all future sample and testing programs with industry participants remains unchanged – to build a market for scandium alloys and to secure long-term customers for the purchase of scandium products supplied by SCY.

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

Patent Program Summary- Applications and Grants

Patent Filings - Summary
The Company is in the process of establishing a significant portfolio of intellectual property through the filing of scandium related patents both in the United States and abroad.

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

●	A number of the scandium-focussed designs are incorporated as part of the DFS.
●	Recovery of by-product scandium from certain other mineral resources is also covered.
●	Recovery of base metals, such as copper, cobalt, nickel, manganese and aluminum from process solutions or waste products is also covered.
●	Use of scandium in lithium-ion batteries is addressed.

These patent applications, filed with the US Patent Office, protect the Company’s position and rights to the intellectual property (IP) contained and identified in the applications as of the date filed, within the worldwide jurisdiction limits of the US patent system. Review of patent applications by the U.S. Patent Office takes time, but the initial dates of filing these patents define the basis of IP ownership claims, as is generally afforded U.S. patentholders.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1) Certificate of Name Change dated November 19, 2014(2)
3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(3)	2015 Stock Option Plan
10.4(5)	Share Exchange Agreement Dated June 30, 2017
21.1(6)	List of Subsidiaries
23.1(6)	Consent of Davidson & Company LLP
23.2(6)	Consent of Stuart Hutchin
23.3(6)	Consent of Dean Basile
23.4(6)	Consent of Geoffrey Duckworth
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1932 of the Principal Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1932 of the Principal Financial Officer
32.1(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer
101.INS	INLINE XBRL Instance Document
101.SCH	INLINE XBRL Taxonomy Extension Schema Document
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
(2) Previously filed as exhibits to the Form 10-K filed February 27, 2015 and incorporated herein by reference.
(3) Previously filed as Schedule “A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Form 10K/ A filed May 1, 2014 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Form 8-K filed July 26, 2017 and incorporated herein by reference.
(6) Previously filed an exhibit to the Form 10-K filed March 7, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By:	/s/ Peter B. Evensen
Peter B. Evensen
President and Principal Executive Officer

Date: February 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Evensen	President, Principal Executive Officer and Director	February 9, 2024
Peter B. Evensen	(Principal Executive Officer)

/s/ William Harris	Chairman and Director	February 9, 2024
William Harris

/s/ James Rothwell	Director	February 9, 2024
James Rothwell

/s/ R. Christian Evensen	Director & Principal Financial Officer	February 9, 2024
R. Christian Evensen