Form 10-K/A
period 2022-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-03-25
CIK 1408146

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 7, 2023 and amended on February 9, 2024 (the “Original 10-K/A”), is being filed to amend information in Part I, Items 1 and 2.

Except as described above, no other amendments are being made to the Original 10-K/A. This amendment does not reflect events occurring after the filing of the Original 10-K/A or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

The 2019 ML 1792 grant covers 810 acres (370 hectares) of surface area fully owned by the Company, an area adequate to construct and operate a scandium mine of a scale outlined in the DFS. The book value of the Nyngan Scandium Project is $704,053 and is entirely related to the acquisition cost of the land which is unencumbered. There is no associated plant and equipment. The property has only been used for agricultural purposes and there have been no previous natural resource operations or encumbrances.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1) Certificate of Name Change dated November 19, 2014(2)
3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(3)	2015 Stock Option Plan
10.4(4)	Share Exchange Agreement Dated June 30, 2017
21.1(5)	List of Subsidiaries
23.1(5)	Consent of Davidson & Company LLP
23.2(5)	Consent of Stuart Hutchin
23.3(5)	Consent of Dean Basile
23.4(5)	Consent of Geoffrey Duckworth
31.1(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1932 of the Principal Executive Officer
31.2(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1932 of the Principal Financial Officer
32.1(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Previously filed as exhibits to the Form 10 filed May 24, 2011 and incorporated herein by reference.
(2) Previously filed as exhibits to the Form 10-K filed February 27, 2015 and incorporated herein by reference.
(3) Previously filed as Schedule “A” to the Form DEF 14A filed October 5, 2015 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Form 8-K filed July 26, 2017 and incorporated herein by reference.
(5) Previously filed an exhibit to the Form 10-K filed March 7, 2023 and incorporated herein by reference.
(6) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANDIUM INTERNATIONAL MINING CORP.

By: /s/ Peter B. Evensen
Peter B. Evensen
President and Principal Executive Officer

Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Evensen	President, Principal Executive Officer and Director	March 22, 2024
Peter B. Evensen	(Principal Executive Officer)

/s/ William Harris	Chairman and Director	March 22, 2024
William Harris

/s/ James Rothwell	Director	March 22, 2024
James Rothwell

/s/ R. Christian Evensen	Director & Principal Financial Officer	March 22, 2024
R. Christian Evensen