Form 10-K
period 2023-12-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-04-01
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

000-54416

(Commission File Number)

Scandium International Mining Corp.

(Exact Name of Registrant as specified in its charter)

British Columbia, Canada	98-1009717
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2011 Phaeton Lane, Reno, Nevada	89521
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,097,817 as at June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 355,860,813 common shares as at March 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

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

Our head office is located at 2011 Phaeton Lane, Reno, Nevada 89521. The address of our registered office is 1200 - 750 West Pender Street, Vancouver, British Columbia, Canada, V6C 2T8.

Our most advanced project is the Nyngan Scandium Project, located in New South Wales, Australia (the “Nyngan Scandium Project”), on which we hold a mine lease grant and a development consent. We also hold an exploration license on a scandium mineral property located near Nyngan known as the “Honeybugle Scandium property.” We did not renew an exploration license on a scandium mineral property in Finland, known as the “Kiviniemi Scandium property.”

In November 2023 we commenced physical development of the Nyngan Scandium Project following the results of the 2023 Nyngan drilling program which better defined the western boundary of the existing resource. The actions included:

• Survey conducted of the site to establish and peg the boundaries for proposed work in accordance with State Significant Development 5157 (“SSD 5157”).

• Soil management works including the establishment of water exclusion embankments and the stripping of topsoil, with subsequent stockpiling.

• Construction and placement of temporary office quarters at the site for future site development activities.

In the first quarter of 2023, we completed a drilling program at the Honeybugle Scandium Project which discovered a new Scandium enriched laterite formation approx. 2 meters below the surface area at the Woodlong prospect within the Honeybugle Exploration License 7977 area, where 32 vertical air core holes were drilled in an approximately 300m x 400m area.

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18, 2022, that the best return on invested capital for its shareholders was to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project, and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of a CEO and CFO and a downsizing of the board to four directors.

As its first priority, the new management completed a C$3.4 million non-brokered equity private placement which replenished cash balances and eliminated negative working capital. The second priority was to reduce costs, and the Company has been successful in reducing corporate G&A costs, including being able to reverse over $1 million in accruals during 2022.

Our plan of operation for 2024 is to continue to advance commercial discussions with potential offtake partners. The completion of a sufficient offtake agreements totalling a minimum quantity is the critical factor to enable the Company to be in a position to consider taking a Final Investment Decision to put the Nyngan Scandium Project into production. At the same time, the capital raise in 2022, positive working capital and no debt, and the reduction of operating costs have given the Company time to be in a position to benefit from the growing market adoption of scandium.

Intercorporate Relationships

The chart below illustrates our corporate structure on December 31, 2023, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

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

The Company also holds an exploration license on the Honeybugle Scandium property, located 24 kilometers from the Nyngan Scandium Project, granted in 2014.

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

Product Markets for Scandium

Scandium is the 31st most abundant element in the earth’s crust (average 33 ppm), which makes it more common than lead, mercury, and precious metals, but less common than copper. Scandium has characteristics that are similar to rare earth elements, and it is often classified as a member of that group, although it is technically a light transition metal. Scandium occurs in nature as an oxide, rarely occurs in concentrated quantities because it does not selectively combine with the common ore-forming anions and is very difficult to reduce to a pure metal state. Scandium is typically produced and sold as a powder, in oxide form, and known as scandium oxide, scandia or Sc2O3.

Global annual production estimates of scandium range from 15 tonnes to 20 tonnes, but accurate statistics are not available due to the lack of public information from countries in which scandium is currently being produced, specifically China and Russia. Two sources of scandium production outside of China and Russia have commenced production. The Taganito Nickel Mine in the Philippines (Sumitomo Metal Mining Co., Ltd.) reported sales of 16 tonnes of Scandium Oxalate in 2021.

In October 2022, Rio Tinto announced that Rio Tinto Fer et Titane in Quebec plans to quadruple scandium oxide production capacity to 12 tonnes from its current 3 tonne per annum capacity. This C$30-35 million expansion is expected to produce incremental scandium oxide in 2024. The entrance of Rio Tinto into the production of scandium oxide is considered to be confirmation of the growth of the scandium market.

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

Principal uses for scandium are in high-strength aluminum alloys, solid oxide fuel cells, high-intensity metal halide lamps, electronics, and laser research. Recently developed applications include welding wire. Approximately 15 different commercial aluminum-scandium alloys have been developed, and some of them are used for aerospace applications. In Europe and the U.S., scandium-containing alloys have been evaluated for use in structural parts in commercial airplanes and high stress parts in automobile engines and brake systems. Military and aerospace applications are known to be of interest, although with less specificity. The combination of high strength, weldability and ductility makes aluminum-scandium alloys potentially attractive replacements for existing aluminum alloys in a number of applications where improved alloy properties can add value to final products.

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

Governmental Regulations and Environmental Laws

The development of any of our mining properties will require numerous local and national government approvals and environmental permits. For further information about governmental approvals and permitting requirements, please refer to “Item 1A. Risk Factors” and Nyngan Scandium Project -Environmental Permitting/Development Consent/Mining Lease below for additional information.

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

Summary Disclosure of Mineral Projects

The Company holds two properties, the Nyngan Scandium Project in Australia, and the Honeybugle Scandium Property in Australia, each of which is an exploration stage property. Only the Nyngan Scandium Project is considered a material mineral property by the Company.

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

Key Permit Conditions

The Company previously undertook permitting efforts required to obtain a mine lease grant and a development consent on the Nyngan Scandium Project. In addition to these two key governmental approvals, other required licenses and permits must be acquired for the Nyngan Scandium Project but are considered routine and require only compliance with fixed standards and objective measurements. These remaining approvals include submittal of numerous plans and reports supporting compliance with the Company’s development consent and mining lease. In addition, certain water, roads, dam and electrical access reviews and arrangements must be finalized. For additional details, see “Individual Property Disclosure - Nyngan Scandium Project – Mining Lease.”

To date, no permitting efforts have been undertaken or are currently planned at the Honeybugle Scandium property.

Mineralization Styles

The Honeybugle Scandium property’s mineralization has a high iron content with medium grade scandium, located on or near surface.

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

The Honeybugle Scandium property is all-weather accessible and close to infrastructure.

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

●	2015 – The Company amended and refiled the 2014 PEA Report as the “Amended Technical Report and Preliminary Economic Analysis on the Nyngan Scandium Project, NSW, Australia.”
●	2016 – The Company published an independently prepared definitive feasibility study (“DFS”) on the Nyngan Scandium Project; and
●

2023 – The Company commenced physical development of the Nyngan Scandium Project following the results of the 2023 Nyngan drilling program which better defined the western boundary of the existing resource.

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

Engineering, Procurement and Construction Management Contract

On May 30, 2017, the Company announced that its subsidiary EMC Metals Australia Pty. Ltd. signed an Engineering, Procurement and Construction Management ("EPCM") contract with Lycopodium Minerals Pty Ltd ("Lycopodium"), to build the Nyngan Scandium Project in New South Wales, Australia. The EPCM contract also provides for start-up and commissioning services. As it has been more than six years since initial signing, a new contract with similar provisions will be required.

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, for which the Company has filed an application and which remains pending with the NSW Government.

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

Focus on Aluminum Alloy Applications for Scandium Products

The Company plans to obtain sales agreements for scandium products produced from our Nyngan Scandium Project. Our focus is on the use of scandium as an alloying ingredient in aluminum-based products. The specific scandium product forms we intend to sell from the Nyngan project include both scandium oxide (Sc2O3) and aluminum-scandium master alloys (Al-Sc 2%).

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

Qualified Person and Quality Assurance/Quality Control

John Thompson, B.E. (Mining); Vice President - Development at SCY is a qualified person as defined in NI 43-101 and has reviewed the technical information on this property. The drilling, sampling, packaging and transport of the 2023 drill samples was carried out to industry standards for QA/QC. SCY employed an independent local geology consulting and drill supervisory team, Rangott Mineral Exploration Pty. Ltd., (RME) of Orange, NSW, Australia, to manage the drill work on-site. Bulk samples of drill returns were collected at one metre intervals from a cyclone mounted on the drilling rig, and a separate three-tier riffle splitter was used on site to obtain 2.0-4.5kg composite samples collected over 3 metre intervals, for assay. Individual sample identifiers were cross-checked during the process. The assay samples were placed in sealed polyweave bags which remained in RME’s possession until the completion of the drilling program, at which time they were transported to RME’s office in Orange. There, the sequence of sample numbers was validated, and the assay samples were immediately submitted to Australian Laboratory Services’ (ALS’) laboratory in Orange. The remnant bulk samples, which were collected in sealed polythene bags, were transported by RME to a local storage unit at Orange, for long-term storage. ALS/Orange dried and weighed the samples and pulverized the entire sample to 85% passing 75 microns or better (technique PUL-21). These 50g sample bags of pulps were then sent to the ALS laboratory at Stafford in Brisbane, Queensland for analysis. ALS/Brisbane analyzed the pulps for scandium, nickel, cobalt, chromium, iron and magnesium, using Inductively Coupled Plasma Atomic Emission Spectroscopy (ICP-AES) after a four acid (total) digestion (technique ME-ICP61). The lower detection limit for scandium using this technique is 1ppm. For their internal quality control, ALS/Brisbane added 4 standard samples (for 20 repeat analyses), 10 blank samples and 16 duplicate samples to the batch. Please see news release see news release dated May 7, 2014, and available on www.sedar.com for further information on the Honeybugle drill results.

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

Year	High (C$)	Low (C$)
Fiscal Year ended December 31, 2023
First quarter	0.080	0.040
Second quarter	0.060	0.040
Third quarter	0.055	0.030
Fourth quarter	0.035	0.020
Fiscal Year ended December 31, 2022
First quarter	0.160	0.130
Second quarter	0.140	0.085
Third quarter	0.120	0.060
Fourth quarter	0.095	0.060

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

	High	Low
February 2024	1.3574	1.3404
January 2024	1.3512	1.3446
December 2023	1.3582	1.3200
November 2023	1.3873	1.3573
October 2023	1.3873	1.3577
September 2023	1.3661	1.3422

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2023, and 2022.

	Year Ended December 31 (Canadian $ per U.S. $)
	2023	2022
Rate at end of Period	1.3247	1.3544
Low	1.3128	1.2470
High	1.3875	1.3856

As of March 26, 2024, there were 104 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Compensation Plans

The following table sets forth information as of December 31, 2023, respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	40,015,000	C$0.010	19,714,122
Equity compensation plans not approved by security holders	37,803,218	C$0.1075	Nil
Total	77,818,218	C$0.0980	19,714,122

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2023.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2023

Liquidity and Capital Resources

On December 31, 2023, we had working capital of $712,908 including cash of $1,021,956 and current liabilities of $349,259 as compared to working capital of $378,527 including cash of $1,852,710 at December 31, 2022.

On December 31, 2023, we had a total of 40,015,000 (2022 – 34,665,000) stock options exercisable between C$0.035 and C$0.180 (2022 – between C$0.065 and C$0.225) which have the potential upon exercise to generate a total of C$3,833,750 (2022 – C$4,753,500) in cash over the next four and a half years. On December 31, 2023, we had a total of 37,803,218 (2022 – 37,803,218) warrants exercisable at C$0.1075 which have the potential upon exercise to generate a total of C$4,063,846. There is no assurance that these securities will be exercised.

Our continued development is contingent upon our ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to us; however, management is committed to pursuing all possible sources of financing to execute our business plan.

Results of Operations

Quarter ended December 31, 2023

The net loss for the quarter decreased by $362,143 to $133,772 from a profit of $228,371 in the quarter ended December 31, 2022. Details of the individual items contributing to the decreased loss are as follows:

Q4 2023 vs. Q4 2022 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Salaries and benefits including stock based compensation	($178,023)	This unfavorable variance when comparing Q4 2023 to Q4 2022 is a result of options being issued in Q4 2023 whereas there were no options issued in Q4 2022.
General and administrative	($26,863)	In Q4 of 2022 there were very little expenditures. The current quarter costs of $16,997 are much more indicative or normal activity levels.
Exploration	($24,858)	In the current quarter the Company was still incurring costs for the winding up of the exploration programs carried out in Q2 and Q3 of 2023. There was no major exploration carried out in Q4 of 2022.
Professional fees	($10,386)	The slightly higher fees in the quarter relate to activities pertaining to share encumbrances being dealt with.
Gain on derivative liability	($157,049)

Warrants issued in Q2 2022 are in Canadian funds. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also, the value of the warrants is recalculated based on Black-Scholes calculation at the end of the year. Quarter over quarter the gain on the derivative liability is almost the same. This is a non-cash item.

Insurance	$417	New insurance policies were entered into in Q4 2023. Premiums have increased resulting in this minor favorable variance.
Travel	$747	There were no travel expenditures incurred in Q4 of 2023 versus Q4 of 2022 when very light travel took place.
Interest income	$9,771	The company has invested funds received from the financing received in 2022 resulting in this favorable variance.
Foreign exchange loss	$24,101	In Q4 funds held in foreign currencies increased against the US dollar resulting in this positive variance when compared to the comparable period in 2022.

Results of Operations for the Year ended December 31, 2023

The net profit for the year decreased by $803,392 to $47,204 from a profit of $850,596 in the prior year, Details of the individual items contributing to the decreased net loss are as follows:

2023 vs. 2022 - Variance Analysis (US$)
Item	Variance Favourable / (Unfavourable)	Explanation
Accrual reversal	($1,032,044)	In the prior year, the Company reversed accrued liabilities for certain staff who are no longer with the Company. No such item was incurred in 2023.
Exploration	($245,092)

In Q2 2023, the Company carried out drilling activities on its Australian properties while in 2022, no exploration activities were conducted. To further increase this unfavorable variance, the Company received a refund in 2022 from the Australian government related to over payment of mining license costs.

Salaries benefits and stock-based compensation	($31,836)	The stock-based compensation value for 2023 is higher due to the large number of options issued in 2023 when compared to 2022 resulting in this unfavorable variance.
Foreign exchange gain	($17,086)	The US dollar strengthened in 2023 against both the Australian and Canadian dollar.
Travel and entertainment	($2,990)	With the start of the drilling program at Honeybugle, management visited the property and legal counsel in Australia. No such expenditures were incurred in 2022.
Insurance	($134)	Slightly higher premiums for D&O insurance and general liability insurance resulted in this minor variance when comparing the two years.
Amortization	$2,932	All fixed assets were fully depreciated in Q2 2022, resulting in no expense associated with this item in 2023.
Professional fees	$8,636	In Q2 2022 advice from our legal firm were required as the Company underwent management changes. No such activities took place in 2023.
Consulting	$18,363	The resignation of a consultant in 2022 led to this favorable variance in the current year.
Interest income	$39,851	In 2023, the Company purchased short term secure investments. No similar opportunity existed in 2022.
General and administrative	$59,901	With the closing of the Sparks, Nevada office and reduced staffing, a favorable variance was realized when compared to 2022 when there was much more activity and staffing.
Gain on derivative liability	$396,107

Warrants issued in Q2 2022 are in Canadian funds. As the exchange rate with the Canadian dollar fluctuates, a gain or loss on this is recorded in the financial statements. Also, the value of the warrants is recalculated based on Black-Scholes calculation at the end of the quarter. Since the warrants were issued, a gain has been calculated. This is a non-cash item.

Cash flow discussion for the year ended December 31, 2023, compared to December 31, 2022

The cash outflow from operating activities decreased by $116,961 to $830,754 (2022 – $947,715) due mainly to payment of accrued salaries in 2022.

Cash inflows from financing activities of $Nil when compared to the year ended December 30, 2022, in which private placement and options being exercised brought in $2,706,531.

Summary of quarterly results (US$)

	2023				2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss)	(133,732)	74,732	(129,756)	236,000	228,371	70,701	28,577	522,946
Basic and diluted Net Income (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Financial Position

Cash

Year-end cash decreased by $830,754 to $1,021,956 (2022 - $1,852,710) due mainly to a reduction in accounts payable and exploration activities carried out in 2022.

Prepaid expenses and receivables

Prepaid expenses and receivables have increased by $6,670 to $40,211 (2022 - $33,541) due to increased activity levels in 2022.

Reclamation bond

A reclamation bond of €10,000 ($11,037) was purchased for the Kiviniemi property in 2018.

Mineral interests

Mineral interests remained at $704,053 at December 31, 2023 (2022 - $704,053).

Accounts Payable, Accounts payable with related parties, Accrued Liabilities and Derivative liability -warrants.

Accounts payable, accounts payable with related parties, accrued liabilities and Derivative liability – warrants have decreased by $1,158,465 to $349,259 at December 31, 2023 (2022 – $1,507,724) due to revaluation of warrant derivative liability and payment of accrued salaries.

Capital Stock

Capital stock did not change in 2023 - $111,144,603 (2022 - $111,144,603).

Additional paid-in capital increased by $287,515 to $7,306,631 (2022 - $7,019,116) as a result of stock option expensing.

Treasury shares remained at $1,264,194 through the 2023 and 2022 fiscal periods.

Off-balance sheet arrangements

At December 31, 2023, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Transactions with related parties

During the year ended December 31, 2023, the Company expensed $262,294 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2022, the Company expensed $177,745 for stock options issued to Company directors.

During the year ended December 31, 2023, the Company expensed a consulting fee of $Nil (2022 - $17,000) to one of its directors.

As at December 31, 2023, the Company owed $5,104 (2022 - $185,576) to an officer of the Company.

During the year ended December 31, 2023, the Company reversed $Nil (2022 - $669,733) of accruals to related parties, pursuant to settlement agreements.

Additional Information and Accounting Pronouncements

Outstanding share data

At March 26, 2024 we had 355,860,813 issued and outstanding common shares and 40,015,000 outstanding stock options at a weighted average exercise price of C$0.10. Also, there were 37,803,218 warrants outstanding at C$10.75 at March 26, 2024.

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

Recent Accounting Pronouncements

Accounting Standards Update 2023-07 – Segment Reporting (Topic 280). This update is to improve the disclosures about a public entity’s reportable segments through enhanced disclosures about significant segment expenses and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is reviewing this standard but anticipates little impact on its financial statements.

Accounting Standards Update 2023-09 – Income Taxes (Topic 740). This update is to enhance the transparency and decision usefulness of income tax disclosures for fiscal years beginning after December 15, 2024. The Company is reviewing this standard to determine the impact on its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2023, and 2022, we did not have any disagreement with our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

The Company’s management has determined that the internal controls over financial reporting are effective as of December 31, 2023.

Changes in Internal Control

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2024, and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2024, the Company will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

The following Consolidated Financial Statements are filed as part of this report.

Description	Page
Financial statements for the years ended December 31, 2023, and 2022 and audit reports thereon. (DAVIDSON & COMPANY LLP - PCAOB 731)	F-1

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

Exhibit	Description
3.1

Certificate of Incorporation, Certificate of Name Change dated March 2009, Notice of Articles dated March 2009(1)

Certificate of Name Change dated November 19, 2014 and Notice of Articles dated November 19, 2014(2)

3.2	Corporate Articles(1) Amendment to Corporate Articles dated November 10, 2014(2)
10.1(3)	2015 Stock Option Plan
10.4(5)	Share Exchange Agreement dated June 30, 2017
21.1(6)	List of Subsidiaries
23.1(6)	Consent of Davidson & Company LLP
31.1(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2(6)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Executive Officer
32.2(6)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer of the Principal Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition Linkbase Document
101.LAB	Inline XBRL Extension Label Linkbase Document
101.PRE	Inline XBRL Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Evensen	President, Principal Executive Officer, and Director	March 26, 2024
Peter Evensen

/s/ William Harris	Chairman and Director	March 26, 2024
William Harris

/s/ James Rothwell	Director	March 26, 2024
James Rothwell

/s/ R. Christian Evensen	Director & Principal Financial Officer	March 26, 2024
R. Christian Evensen

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Scandium International Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scandium International Mining Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, changes in  shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company currently earns no operating revenues and will require additional capital in order to advance the Nyngan property. These are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment Indicators of Mineral Property Interests

As described in Note 3 to the financial statements, the carrying amount of the Company’s mineral property interest was $704,053 as of December 31, 2023. As more fully described in Note 2 to the financial statements, management assesses its mineral property interests for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of the mineral property interests may not be recoverable.

The principal considerations for our determination that the assessment of impairment indicators of the Company’s mineral property interests is a critical audit matter are that there was judgment made by management when assessing whether there were indicators of impairment for the mineral property interests, specifically relating to the assets’ carrying amount which is impacted by the Company’s intent and ability to continue to explore and evaluate its asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the mineral property.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Obtaining and assessing management’s impairment analysis.
●	Evaluating the intent for the mineral property interests through discussion and communication with management.
●	Reviewing the Company’s recent expenditure activity and expenditure budgets for future periods.
●	Assessing compliance with agreements
●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the mineral property interests are in good standing.

We have served as the Company’s auditor since 2008.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 26, 2024

Scandium International Mining Corp.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

As at:	December 31, 2023	December 31, 2022

ASSETS

Current
Cash	$1,021,956	$1,852,710
Prepaid expenses and receivables	40,211	33,541

	1,062,167	1,886,251

Reclamation bond (Note 3)	11,037	10,699
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$1,777,257	$2,601,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$60,782	$127,263
Accounts payable with related parties (Note 4)	5,104	185,576
Derivative liability - warrants (Note 5)	283,373	1,194,885

Total Liabilities	349,259	1,507,724

Shareholders’ Equity
Capital stock (Note 5) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2022 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 6) (1,033,333 common shares) (2022 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 5)	7,306,631	7,019,116
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(114,905,642)	(114,952,846)

Total Shareholders’ Equity	1,427,998	1,093,279

Total Liabilities and Shareholders’ Equity	$1,777,257	$2,601,003

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(Expressed in US Dollars)

Years ended:	December 31, 2023	December 31, 2022

EXPENSES
Amortization	$-	$2,932
Consulting (Note 4)	-	18,363
Exploration costs (recovery)	244,133	(959)
General and administrative	91,166	151,067
Insurance	31,198	31,064
Professional fees	88,161	96,797
Salaries and benefits (Notes 4 & 5)	452,253	420,417
Travel and entertainment	3,737	747

	(910,648)	(720,428)

Foreign exchange gain(loss)	(3,365)	13,721
Accruals reversal (Note 7)	-	1,032,044
Interest income	39,851	-
Unrealized gain on derivative liability – warrants (Note 5)	921,366	525,259

Income and comprehensive income for the year	$47,204	$850,596
Basic and diluted earnings per common share	$0.00	$0.00
Basic and diluted weighted average number of common shares outstanding	355,860,813	340,368,144

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

Years ended:	December 31, 2023	December 31, 2022

CASH FLOWS USED IN OPERATING ACTIVITIES
Income for the year	$47,204	$850,596
Items not affecting cash:
Amortization	-	2,932
Stock-based compensation	287,515	198,280
Accrual reversal	-	(1,032,044)
Unrealized gain on derivative liability - warrants	(921,366)	(525,259)
Unrealized loss (gain) on foreign exchange	9,516	(60,890)

Changes in non-cash working capital items:
(Increase) decrease in prepaids and receivables	(6,670)	1,501
Increase (decrease) in accounts payable, accrued liabilities and accounts payable with related parties	(246,953)	(382,831)
	(830,754)	(947,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	2,647,852
Share issue costs	-	(48,310)
Options exercised for common shares	-	106,989

	-	2,706,531

Change in cash during the year	(830,754)	1,758,816
Cash, beginning of year	1,852,710	93,894

Cash, end of year	$1,021,956	$1,852,710

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in US Dollars)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2021	317,157,595	$110,149,177	$6,891,510	$(1,264,194)	$(853,400)	$(115,803,442)	$(880,349)
Options exercised	900,000	177,663	(70,674)	-	-	-	106,989
Private placement net of share issuance costs	37,803,218	2,599,542	-	-	-	-	2,599,542
Derivative liability	-	(1,781,779)	-	-	-	-	(1,781,779)
Stock-based compensation	-	-	198,280	-	-	-	198,280
Income for the year	-	-	-	-	-	850,596	850,596
Balance, December 31, 2022	355,860,813	111,144,603	7,019,116	(1,264,194)	(853,400)	(114,952,846)	1,093,279
Stock-based compensation	-	-	287,515	-	-	-	287,515
Income for the year	-	-	-	-	-	47,204	47,204
Balance, December 31, 2023	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(114,905,642)	$1,427,998

The accompanying notes are an integral part of these consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Scandium International Mining Corp. (“The Company”) is a specialty metals and alloys company focusing on scandium and other specialty metals.

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

c)	Mineral interests and exploration and development costs

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

d)	Asset retirement obligations

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

e)	Long-lived assets

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

f)	Income taxes

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

g)	Earnings (loss) per share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted earnings (loss) per share, the Company uses the treasury stock method and the if converted method. As at December 31, 2023 there were 37,803,218 warrants outstanding (2022 – 37,803,218) and 40,015,000 options (2022 – 34,665,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

h)	Foreign exchange

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

i)	Stock-based compensation

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

j)	Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, accounts payable with related parties and derivative liability- warrants. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. Except for derivative liabilities, the fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks, one in Los Angeles, California, United States of America, one in Hamilton, Ontario, Canada and one in Melbourne, Victoria, Australia.

k)	Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As at December 31, 2023, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant risks on its cash in bank accounts.

l)	Fair value of financial assets and liabilities

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$1,021,956	$1,021,956	$—	$—
Derivative liability - warrants	(283,373)	—	(283,373)	—

The fair values of cash are determined through market, observable and corroborated sources.

m)	Recently Adopted and Recently Issued Accounting Standards

Accounting Standards Update 2023-07 – Segment Reporting (Topic 280). This update is to improve the disclosures about a public entity’s reportable segments through enhanced disclosures about significant segment expenses and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is reviewing this standard but anticipates little impact on its financial statements.

Accounting Standards Update 2023-09 – Income Taxes (Topic 740). This update is to enhance the transparency and decision usefulness of income tax disclosures for fiscal years beginning after December 15, 2024. The Company is reviewing this standard to determine the impact on its financial statements.

3.	MINERAL PROPERTY INTERESTS

Scandium and other

Acquisition costs

Balance, December 31, 2023, 2022, and 2021	$704,053

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

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

3.	MINERAL PROPERTY INTERESTS

Kiviniemi Scandium Property Finland

In August 2018, the Company was granted an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at December 31, 2023, the Company has a reclamation bond of $11,037 (€10,000), (December 31, 2022 - $10,699 (€10,000)). An application to extend the license for 3 years will not be submitted.

4.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, the Company expensed $262,294 for stock-based compensation for stock options issued to Company directors. During the year ended December 31, 2022, the Company expensed $177,745 for stock options issued to Company directors.

During the year ended December 31, 2023, the Company expensed a consulting fee of $Nil (2022 - $17,000) to one of its directors.

As at December 31, 2023, the Company owed $5,104 (2022 - $185,576) to an officer of the Company.

During the year ended December 31, 2023, the Company reversed $NIL (2022 - $669,733) of accruals to related parties, pursuant to settlement agreements.

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the year ended December 31, 2023, there were no share issuances pursuant to private placements or exercise of stock options.

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

Warrants

A summary of warrant activity for the year ended December 31, 2023, are as follows:

	Number of warrants	Exercise price		Expiry date
Outstanding December 31, 2023	37,803,218	CAD$	0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. For the year ended December 31, 2023, there was a non-cash gain on derivative liability – warrants of $921,366 and an unrealized foreign exchange loss of $14,936 resulting in a fair value as at December 31, 2023 of $283,373 with the following weighted average assumptions:

	December 31, 2023		December 31, 2022
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.025	CAD$	0.07
Expected term (years)	3.5		4.5
Expected dividend yield		-		-
Expected stock price volatility		100.02%		91.71%
Risk-free interest rate		3.59%		2.75%

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2021	34,615,000	$0.18
Granted	5,700,000	0.09
Exercised	(900,000)	0.15
Expired	(4,750,000)	0.37

Outstanding, December 31, 2022	34,665,000	0.14
Granted	11,400,000	0.035
Expired	(6,050,000)	0.22

Outstanding, December 31, 2023	40,015,000	$0.10

Number currently exercisable	40,015,000	$0.10

As at December 31, 2023, incentive stock options were outstanding as follows:

	Number of Options (outstanding)	Number of Options (exercisable)	Exercise Price in Canadian $	Expiry Date

Options
	3,240,000	3,240,000	0.150	May 9, 2024
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	5,700,000	0.090	June 14, 2027
	11,400,000	11,400,000	0.035	November 14, 2028

	40,015,000	40,015,000

As at December 31, 2023 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (2022 - $Nil).

Stock-based compensation

During the year ended December 31, 2023, the Company recognized stock-based compensation of $287,515 (December 31, 2022 - $198,279) (included in salaries and benefits) in the statement of profit or loss pursuant to stock options granted and vested. There were 11,400,000 stock options granted during the year ended December 31, 2023 (December 31, 2022 – 5,700,000).

The weighted average fair value of the options granted in the year was CAD$0.035 (2022 - CAD$0.06).

The fair value of all compensatory options granted is estimated on grant date using the Black-Scholes option pricing model. The weighted average assumptions used in calculating the fair values of stock options granted in the years ended December 31,2023 and December 31, 2022, are as follows:

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

	2023	2022

Risk-free interest rate	3.87%	2.79%
Expected life (years)	5	5
Volatility	99.04%	85.52%
Forfeiture rate	0.00%	0.00%
Dividend rate	0.00%	0.00%

6.	TREASURY STOCK

	Number	Amount

Treasury shares, December 31, 2023, 2022, and 2021	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

7.	ACCRUALS REVERSAL

During the year ended December 31, 2022, the Company recognized a recovery on historical accruals it had recorded totaling $669,733 to related parties (Note 4) and $362,311 to former contractors and consultants pursuant to settlement agreements.

8.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

December 31, 2023	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

December 31, 2022	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

Scandium International Mining Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Expressed in US Dollars)

9.	INCOME TAX

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2023	2022

Income before income taxes	$47,204	$850,596

Expected income tax (recovery)	13,000	221,000
Change in statutory, foreign exchange rates, and other	631,000	(330,000)
Permanent difference	(171,000)	(350,000)
Impact of foreign exchange	-	171,000
Share issuance costs	(13,000)	(13,000)
Adjustment to prior years provision versus statutory tax returns	(258,000)	115,000
Change in unrecognized deductible temporary differences	(202,000)	186,000
Total Income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	2023	2022
Deferred Tax Assets (Liabilities)
Exploration and evaluation assets	$1,871,000	$1,761,000
Property and equipment	136,000	118,000
Share issuance costs	8,000	10,000
Derivative liability	77,000	311,000
Allowable capital losses	1,882,000	1,773,000
Non-capital losses available for future periods	6,312,000	6,629,000
	10,286,000	10,602,000
Unrecognized deferred tax assets	(10,286,000)	(10,602,000)
Net deferred tax assets	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2023	Expiry Date Range	2022	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$7,012,000	No expiry date	$6,640,000	No expiry date
Property and equipment	514,000	No expiry date	455,000	No expiry date
Derivative liability	283,000	2027	1,195,000	2027
Share issuance costs	29,000	2042 to 2046	39,000	2042 to 2046
Allowable capital losses	6,969,000	No expiry date	6,818,000	No expiry date
Non-capital losses available for future periods	23,947,000	2028 to 2043	24,327,000	2028 to 2042

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2022, the Company recognized $1,781,779 as a derivative liability associated with warrants attached to a private placement financing as a non-cash transaction. There were no significant non-cash transactions during the year ended December 31, 2023.

There were no amounts paid for taxes and interest in the years ended December 31, 2023, and December 31, 2022.