Form 10-Q
period 2024-03-31
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-05-15
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

2011 Phaeton Lane, Reno, Nevada 89523

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 8, 2024, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars) (Unaudited)

As at:	March 31, 2024	December 31, 2023

ASSETS

Current
Cash	$908,298	$1,021,956
Prepaid expenses and receivables	27,785	40,211

Total Current Assets	936,083	1,062,167

Reclamation bond (Note 3)	10,792	11,037
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$1,650,928	$1,777,257

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current
Accounts payable and accrued liabilities	$42,245	$60,782
Accounts payable with related parties (Note 4)	4,884	5,104
Derivative liability – warrants (Note 5)	326,997	283,373

Total Liabilities	374,126	349,259

Shareholders’ equity
Capital stock (Note 5) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2023 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 6) (1,033,333 common shares) (2023 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 5)	7,306,631	7,306,631
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,056,838)	(114,905,642)

Total Shareholders’ Equity	1,276,802	1,427,998

Total Liabilities and Shareholders’ Equity	$1,650,928	$1,777,257

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2024	March 31, 2023

EXPENSES
Exploration	15,483	37,224
General and administrative	17,439	29,751
Insurance	7,835	7,832
Professional fees	26,856	33,178
Salaries and benefits	34,952	68,123
Travel and entertainment	-	3,737

	(102,565)	(179,845)

Foreign exchange gain (loss)	(3,052)	(21,340)
Interest income	7,489	7,379
Unrealized gain (loss) on derivative liability – warrants (Note 5)	(53,068)	429,806

Income (loss) and comprehensive income (loss) for the period	$(151,196)	$236,000

Basic and diluted income (loss) per common share	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	355,860,813	355,860,813

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars) (Unaudited)

3-month period ended	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(151,196)	$236,000
Items not affecting cash:
Stock-based compensation	-	26,949
Unrealized gain (loss) on derivative liability – warrants	53,068	(429,806)
Unrealized loss on foreign exchange	(9,199)	21,952

Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses and receivables	12,426	(2,691)
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(18,757)	(159,972)
	(113,658)	(307,568)

Change in cash during the period	(113,658)	(307,568)
Cash, beginning of period	1,021,956	1,852,710

Cash, end of period	$908,298	$1,545,142

	2024	2023
Cash paid during the 3-month period for interest	$-	$-
Cash paid during the 3-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended March 31, 2024, and 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

 Scandium International Mining Corp.

 CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN

 SHAREHOLDERS’ EQUITY

 (Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Stockholders’ Equity

Balance, December 31, 2022	355,860,813	$111,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279
Stock-based compensation	-	-	26,949	-	-	-	26,949
Income for the three months	-	-	-	-	-	236,000	236,000
Balance, March 31, 2023	355,860,813	$111,144,603	$7,046,065	$(1,264,194)	$(853,400)	$(114,716,846)	$1,356,228

Stock-based compensation	-	-	21,684	-	-	-	21,684
Loss for the three months	-	-	-	-	-	(129,756)	(129,756)
Balance, June 30, 2023	355,860,813	$111,144,603	$7,067,749	$(1,264,194)	$(853,400)	$(114,846,602)	$1,248,156

Stock-based compensation	-	-	10,906	-	-	-	10,906
Income for the three months	-	-	-	-	-	74,732	74,732
Balance, September 30, 2023	355,860,813	$111,144,603	$7,078,655	$(1,264,194)	$(853,400)	$(114,771,870)	$1,333,794

Stock-based compensation	-	-	227,976	-	-	-	227,976
Loss for the three months	-	-	-	-	-	(133,772)	(133,772)
Balance, December 31, 2023	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(114,905,642)	$1,427,998

Loss for the three months	-	-	-	-	-	(151,196)	(151,196)
Balance, March 31, 2024	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,056,838)	$1,276,802

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Expressed in US Dollars) (Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Scandium International Mining Corp. (“The Company”)is a specialty metals and alloys company focusing on scandium and other specialty metals.

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

The political upheavals in various countries have caused significant volatility in commodity prices. While these effects are expected to be temporary, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time.

2.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed interim consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated.  In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and with our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Operating results for the three-month period ended March 31, 2024 may not necessarily be indicative of the results for the year ending December 31, 2024.

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
March 31, 2024
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

The Company had no leases in the quarter ending March 31, 2024 or 2023.

The following table presents information about the assets that are measured at fair value on a recurring basis as at March 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$902,298	$902,298	$-	$-
Derivative liability - warrants	$(326,997)	$-	$(326,997)	$-

Recently Adopted and Recently Issued Accounting Standards

There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3.	MINERAL PROPERTY INTERESTS

March 31, 2024	Scandium and other

Balance, March 31, 2024, December 31, 2023	$704,053

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

Kiviniemi Scandium Property Finland

In December 2023, the Company decided not to renew an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at March 31, 2024 the Company has a reclamation bond of $10,792 (€10,000). (December 31, 2023 - $11,037 (€10,000)) that it is in the process of recovering.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Expressed in US Dollars) (Unaudited)

4.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors.  During the three months ended March 31, 2023, the Company expensed $24,585 for stock options issued to Company directors.

As at March 31, 2024, the Company owed $4,884 to an officer of the Company (December 31, 2023 - $5,104)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the three months ended March 31, 2024, and the year ended December 31, 2023, there were no share issuances pursuant to private placements.

Warrants

A summary of warrant activity for the quarter ended March 31, 2024, is as follows:

	Number of warrants	Exercise price		Expiry date
Outstanding December 31, 2023	37,803,218	CAD$	0.1075	May 20 - June 14, 2027

Outstanding March 31, 2024	37,803,218	CAD$	0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. A fair value of the derivative liability of $283,373 was estimated at December 31, 2023, using the Black-Scholes pricing model. For the quarter ended March 31, 2024, there was a non-cash gain on derivative liability – warrants of $53,068 and an unrealized foreign exchange loss of $9,443 resulting in a fair value as at March 31, 2024 of $326,997 with the following weighted average assumptions:

	March 31, 2024		December 31, 2023
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.025	CAD$	0.025
Expected term (in years)		3.23		3.5
Expected dividend yield		-		-
Expected stock price volatility		114.98%		100.02%
Risk-free interest rate		3.63%		3.59%

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2022	34,665,000	0.14
Granted	11,400,000	0.035
Expired	(6,050,000)	0.22

Outstanding, December 31, 2023	40,015,000	$0.10

Outstanding, March 31, 2024	40,015,000	$0.10

Number currently exercisable	40,015,000	$0.10

As at March 31, 2024, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options
	3,240,000	3,240,000	0.150	May 9, 2024*
	50,000	50,000	0.130	June 24, 2024
	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	5,700,000	0.090	June 24, 2027
	11,400,000	11,400,000	0.350	November 14, 2028

	40,015,000	40,015,000

* These options expired unexercised subsequent to March 31, 2024.

As at March 31, 2024 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2023 - $Nil).

6.	TREASURY STOCK

	Number	Amount

Treasury shares, March 31, 2024, and December 31, 2023	1,033,333	$1,264,194

	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

Scandium International Mining Corp.
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Expressed in US Dollars) (Unaudited)

7.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia.  The Company’s capital assets’ geographic information is as follows:

March 31, 2024	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

December 31, 2023	Australia	Total

Mineral property interests	704,053	704,053

	$704,053	$704,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2023, and March 31, 2024, and a comparison of the material changes in our results of operations and financial condition between the three-month periods ended March 31, 2024, and the three-month periods ended March 31, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 8, 2024, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Scandium International Corporate Overview

Scandium International Mining Corp. (“The Company”) is a specialty metals and alloys company focused on developing the production and sale of scandium and other specialty metals. The Company intends to utilize its know-how and, in certain instances, patented technologies to maximize opportunities in scandium and other specialty metals.

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

During the first quarter of 2022, SCY completed an internal review of its portfolio of assets and projects. The purpose of this review was to determine the appropriate allocation of capital between the Company’s scandium activities and the recently announced initiatives on Critical Metals Recovery (CMR) and High Purity Alumina (HPA). The board decided and announced on April 18, 2022, that the best return on invested capital for its shareholders is to prioritize the Company’s portfolio of scandium assets including the Nyngan Scandium Project and to idle its CMR and HPA initiatives. As a result of the review, leadership changes were also made with the appointment of an CEO and CFO and a downsizing of the board to four directors.

As its first priority, the new management completed a C$3.4 million non-brokered equity private placement which replenished cash balances and eliminated negative working capital. The second priority was to reduce costs, and the Company has been successful in reducing corporate G&A costs, including for example, that our CEO and CFO agreed to receive no cash compensation from their appointment in 2022 until present.

Our plan of operation for 2024 is to continue to advance commercial discussions with potential offtake partners. The completion of a sufficient number of offtake agreements totalling a minimum quantity is the critical factor to enable the Company to be in a position to consider taking a Final Investment Decision to put the Nyngan Scandium Project into production. At the same time, the capital raise in 2022, positive working capital and no debt, and the reduction of operating costs have given the Company time to be in a position to benefit from the growing market adoption of scandium.

We acquired a 100% interest in the Nyngan Scandium Project in June of 2014 pursuant to the terms of a settlement agreement with Jervois Mining Ltd. of Melbourne, Australia. The project is held through our Australian subsidiary, EMC Metals Australia Pty Ltd. (“EMC Australia”), which also holds the Honeybugle Scandium Property.

Principal Properties Review

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, which required the filing of a new mine lease application in Q3 2022.

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

Exploration rights for the Honeybugle Scandium Property include certain minimum expenditure requirements. The Company intends to fulfill those minimum expenditure requirements and executed a new drilling program in the first quarter of 2023.

Honeybugle Drill Results

The Honeybugle drill program was completed in the first quarter of 2023. The drill program found Scandium enriched laterite formation defined as the Woodlong prospect within the Honeybugle Exploration Licence 7977 area, where 32 vertical air core holes were drilled during first quarter 2023 in an approximately 300m x 400m area.

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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date March 31, 2024 basis reflect lower operating costs when compared to Q1, 2023. Cash expenditures were $75,546 lower due to lower exploration costs, professional fees, general and administrative costs and salaries.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2024	2023				2022
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(151,196)	(133,732)	74,732	(129,756)	236,000	228,371	70,701	28,578
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	0.00	(0.00)	0.00	0.00	0.00	0.00

Results of Operations for the three months ended March 31, 2024

The net loss for the quarter was $151,196, a decrease of $387,196 from a net profit of $236,000 in the same quarter of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q1 2024 vs. Q1 2023 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss on derivative liability	$(482,874)

Warrants issued in Q2 2022 are in Canadian funds. The value of the warrants are recalculated based on Black-Scholes calculation at the end of the quarter. As the exchange rate with the Canadian dollar fluctuates, and the value of the warrants are recalculated based on current share price, a gain or loss on this is recorded in the financial statements. In Q1 2024 a loss was calculated. This is a non-cash item.

Travel	$3,737	In Q1 2023, management visited the property and legal counsel in Australia. No such expenditures were incurred in Q1 2024.
Professional fees	$6,322	Legal fees were lower in Q1 2024 due to less activity when compared to Q1 of 2023.
General and administrative	$12,312	With the continuing focus on reducing costs, the Company incurred less fees for items included in this category.
Foreign exchange	$18,288	The Canadian dollar strengthened in the Q1 2024 against the US$ resulting in this favorable variance when compared to Q1 2023 when the opposite occurred.
Exploration	$21,741	In Q1 2023 a drilling program was initiated at Honeybugle. This resulted in higher costs when compared to Q1 2024 when very little activity took place.
Salaries and benefits	$33,171

In Q1 2023, stock options were still being vested which resulted in a charge of $26,949 while in Q1 2024 there were no charges for the expensing of stock options. Also, management salaries were slightly reduced in Q1 2024 when compared to the corresponding quarter in 2023.

Cash flow discussion for the three-month period ended March 31, 2024, compared to March 31, 2023

The cash outflow for operating activities was $113,658, a decrease of $193,910 (March 31, 2023 – $307,568), due mainly to payment of accrued salaries in Q1 2023.

Financial Position

Cash

The Company’s cash position decreased during the three-month period by $113,658 to $908,298 (December 31, 2023 - $1,021,956) due mainly to payments of operating costs.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $12,426 to $27,785 during the three-month period due to reduction in prepaids (December 31, 2023 - $40,211).

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Current liabilities have increased by $24,867 to $374,126 (December 2023– $349,259) due to the warrant derivative liability being increased. Excluding the change in the derivative liability, there was an overall decrease of $18,757 for accounts payable, accrued liabilities and accounts payable with related parties.

Capital Stock

Capital stock remained at $111,144,603 (December 31, 2023 - $111,144,603).

Additional paid-in capital remained at $7,046,065 (December 31, 2023 - $7,019,116).

Liquidity and Capital Resources

At March 31, 2024, the Company had a working capital of $561,957 including cash of $908,298, as compared to a working capital of $712,908 including cash of $1,21,956 at December 31, 2023.

At March 31, 2024, the Company had a total of 40,015,000 stock options exercisable between C$0.035 and C$0.18 that have the potential upon exercise to generate a total of C$3,805,250 in cash over the next four and a three fourths years. There is no assurance that these securities will be exercised. At March 31, 2024, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,063,846 in cash over the next four and a quarter years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 40,015,000 stock options currently outstanding at a weighted average exercise price of C$0.10.

Off-balance sheet arrangements

At March 31, 2024, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the three months ended March 31, 2024, the Company expensed $Nil for stock-based compensation for stock options issued to Company directors. During the three months ended March 31, 2023, the Company expensed $24,585 for stock options issued to Company directors.

As at March 31, 2024, the Company owed $4,884 to an officer of the Company. (December 31, 2023 - $5,104)

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2024, formatted in XBRL (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024

SCANDIUM INTERNATIONAL MINING CORP. (Registrant)

By:	/s/ “Peter B. Evensen”

Principal Executive Officer

By:	/s/ “R. Christian Evensen”

Principal Financial Officer