Form 10-Q
period 2024-06-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-08-14
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 14, 2024, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2024

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars) (Unaudited)

As at:	June 30, 2024	December 31, 2023

ASSETS

Current
Cash	$800,524	$1,021,956
Prepaid expenses and receivables	20,428	40,211

Total Current Assets	820,952	1,062,167

Reclamation bond (Note 3)	10,712	11,037
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$1,535,717	$1,777,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$59,945	$60,782
Accounts payable with related parties (Note 4)	5,002	5,104
Derivative liability – warrants (Note 5)	198,225	283,373

Total Liabilities	263,172	349,259

Shareholders’ Equity
Capital stock (Note 5) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2023 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 6) (1,033,333 common shares) (2023 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 5)	7,306,631	7,306,631
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,061,095)	(114,905,642)

Total Shareholders’ Equity	1,272,545	1,427,998

Total Liabilities and Shareholders’ Equity	$1,535,717	$1,777,257

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in US Dollars) (Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023

EXPENSES
Exploration (recovery)	22,152	143,902	37,635	181,126
General and administrative	28,087	16,536	45,526	46,287
Insurance	7,834	7,850	15,669	15,682
Professional fees	47,040	19,217	73,896	52,395
Salaries and benefits	30,811	63,166	65,763	131,289
Travel	398	-	398	3,737

	(136,322)	(250,671)	(238,887)	(430,516)

Foreign exchange gain (loss)	(5,289)	(9,256)	(8,341)	(30,596)
Interest income	7,354	10,353	14,843	17,732
Unrealized loss on derivative liability – warrants gain (Note 5)	130,000	119,818	76,932	549,624

Income (loss) and comprehensive income (loss) for the period	$(4,257)	$(129,756)	$(155,453)	$106,244

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	355,860,813	355,860,813	355,860,813	355,860,813

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in US Dollars) (Unaudited)

6-month period ended	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(155,453)	$106,244
Items not affecting cash:
Stock-based compensation	-	48,633
Unrealized loss on derivative liability – warrants	(76,932)	(549,624)
Unrealized gain on foreign exchange	(7,891)	41,957

Changes in non-cash working capital items:
Decrease (increase) in prepaid expenses and receivables	19,783	(3,567)
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(939)	(135,539)
	(221,432)	(491,896)

Change in cash during the period	(221,432)	(491,896)
Cash, beginning of period	1,021,956	1,852,710

Cash, end of period	$800,524	$1,360,814

	2024	2023
Cash paid during the 6-month period for interest	$–	$–
Cash paid during the 6-month period for taxes	$–	$–

There were no significant non-cash investing and financing activities during the periods ended June 30, 2024 and 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2022	355,860,813	$110,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279
Stock-based compensation	-	-	26,949	-	-	-	26,949
Income for the three months	-	-	-	-	-	236,000	236,000
Balance, March 31, 2023	355,860,813	$110,144,603	$7,046,065	$(1,264,194)	$(853,400)	$(114,716,846)	$1,356,228

Stock-based compensation	-	-	21,684	-	-	-	21,684
Income for the three months	-	-	-	-	-	(129,756)	(129,756)
Balance, June 30, 2023	355,860,813	$111,144,603	$7,067,749	$(1,264,194)	$(853,400)	$(114,846,602)	$1,248,156

Stock-based compensation	-	-	10,906	-	-	-	10,906
Income for the three months	-	-	-	-	-	74,732	74,732
Balance, September 30, 2023	355,860,813	$111,164,495	$7,078,655	$(1,264,194)	$(853,400)	$(114,771,870)	$1,333,794

Stock-based compensation	-	-	227,976	-	-	-	227,976
Income for the three months	-	-	-	-	-	(133,772)	(133,772)
Balance, December 31, 2023	355,860,813	$110,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(114,905,642)	$1,427,998

Income for the three months	-	-	-	-	-	(151,196)	(151,196)
Balance, March 31, 2024	355,860,813	$110,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,056,838)	$1,276,802

Income for the three months	-	-	-	-	-	(4,257)	(4,257)
Balance, June 30, 2024	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,061,095)	$1,272,545

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

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed interim consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the condensed interim consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed interim consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and with our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Operating results for the six month period ended June 30, 2024 may not necessarily be indicative of the results for the year ending December 31, 2024.

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

The Company has no leases in the six months ending June 30, 2024 or 2023.

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$800,524	$800,524	$—	$—
Derivative liability - warrants	$(198,225)	$—	$(198,225)	$—

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Expressed in US Dollars) (Unaudited)

3.	MINERAL PROPERTY INTERESTS

June 30, 2024	Scandium and other

Balance, June 30, 2024, December 31, 2023	$704,053

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

Kiviniemi Scandium Property Finland

In December 2023, the Company decided not to renew an Exploration License for the Kiviniemi Scandium Property in central Finland from the Finnish regulatory body governing mineral exploration and mining in Finland. As at June 30, 2024 the Company has a reclamation bond of $10,712 (€10,000). (December 31, 2023 - $11,037 (€10,000)).

4.	RELATED PARTY TRANSACTIONS

During the 6-month period ended June 30, 2024, the Company expensed $Nil for stock-based compensation for stock options granted to Company directors. During the 6-month period ended June 30, 2023, the Company expensed $44,367 for stock-based compensation for stock options issued to Company directors.

As at June 30, 2024, the Company owed $5,002 to an officer of the Company. (December 31, 2023 - $5,104)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common share.

During the six months ended June 30, 2024, and the year ended December 31, 2023, there were no share issuances pursuant to private placements.

Warrants

A summary of warrant activity for the six-month period ended June 30, 2024, is as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding December 31, 2023	37,803,218	CAD$0.1075	May 20 - June 14, 2027

Outstanding June 30, 2024	37,803,218	CAD$0.1075

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. A fair value of the derivative liability of $283,373 was estimated at December 31, 2023, using the Black-Scholes pricing mode.

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

For the six-month period ended June 30, 2024, there was a non-cash gain on derivative liability – warrants of $76,932 and an unrealized foreign exchange loss of $12,203 resulting in a fair value as at June 30, 2024 of $198,225 with the following weighted average assumptions:

	June 30, 2024		Issuance date
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.015	CAD$	0.09
Expected term (in years)		2.93		5
Expected dividend yield		-		-
Expected stock price volatility		135.44%		85.69%
Risk-free interest rate		3.74%		2.73%

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2022	34,665,000	0.14
Granted	11,400,000	0.035
Expired	(6,050,000)	0.22

Outstanding, December 31, 2023	40,015,000	0.10
Expired	(3,290,000)	0.15

Outstanding, June 30, 2024	36,725,000	$0.091

Number currently exercisable	36,725,000	$0.091

As at June 30, 2024 incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options

	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	4,275,000	0.090	June 24, 2027
	11,400,000	11,400,000	0.350	November 14, 2028

	36,725,000	36,725,000

As at June 30, 2024 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2023 - $Nil).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

Stock-based compensation

During the 6-month period ended June 30, 2024, the Company recognized as part of salaries and benefits, stock-based compensation of $Nil (June 30, 2023- $48,633) in the statement of operations and comprehensive income (loss). There were nil stock options granted during the 6-month period ended June 30, 2024 (June 30, 2023 – nil).

6.	TREASURY STOCK

	Number	Amount

Treasury shares, June 30, 2024, and December 31 2023	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

7.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia. The Company’s capital assets’ geographic information is as follows:

June 30, 2024	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2023	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2023, and June 30, 2024, and a comparison of the material changes in our results of operations and financial condition between the three and six month periods ended June 30, 2024, and the three and six month periods ended June 30, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The condensed consolidated interim statements have been prepared in accordance with US Generally Accepted Accounting Principles, as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of August XX, 2024, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

This Final Determination from the NSW Government will again allow all measured and indicated resource included in the Nyngan Scandium Project DFS to be reinstated in a new mining lease grant, for which the Company has filed an application, and which remains pending with the NSW Government.

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

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2024		2023				2022
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(4,257)	(151,196)	(133,732)	74,732	(129,756)	236,000	228,371	70,701
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	0.00	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2024

The net loss for the quarter was $4,257, a decrease of $125,499 from a loss of $129,756 in the same quarter of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q2 2024 vs. Q2 2023 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation

Professional fees	($27,823)	Legal fees increased in Q2 2024 due to increased legal activity compared to Q2 2023.

General & administrative	($11,551)	Increased costs incurred during Q2 2024 compared to Q2 2023 due to increased IT support costs.

Interest income	($2,999)	Decrease in interest income due to a decrease in term deposits compared to Q2 2023.

Travel	($398)	In Q2 2024 travel expense was incurred to visit the Nyngan property. No such expense was incurred in Q2 2023..

Insurance	$16	Slightly lower premiums for D&O insurance and general liability insurance resulted in this minor variance when comparing the two quarters.

Foreign Exchange	$3,967	The Canadian dollar strengthened in the Q2 2024 against the US$ resulting in this favorable variance when compared to Q2 2023 when the opposite occurred.

Derivative liability	$10,182	Warrants issued in Q2 2022 are in Canadian funds. The value of the warrants are recalculated based on Black-Scholes calculation at the end of the quarter. As the exchange rate with the Canadian dollar fluctuates, and the value of the warrants are recalculated based on current share price, a gain or loss on this is recorded in the financial statements. This is a non-cash transaction.

Salaries & benefits	$32,355	Management salaries were slightly reduced in Q2 2024 when compared to the corresponding quarter in 2023. No stock based compensation was recognized in either quarter.

Exploration	$121,750	In Q2 2023, the Company carried out drilling activities on its Australian properties while in Q2 2024, no exploration activities were conducted.

Results of Operations for the six months ended June 30, 2024

The net loss for the six month period was $155,453, a decrease of $261,697 from a net profit of $106,244 in the same six month period of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 3.

Table 3. Variance Analysis for Net Profit

Six-month period ending June 30, 2024 vs. the six-month period ending June 30, 2023 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Loss on derivative liability	($472,692)

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

Professional fees	($21,501)	Increased legal fees incurred during the six months ended June 30, 3034 compared to the previous year.

Interest Income	($2,889)	Decrease in interest income due to a decrease in term deposits compared to comparative period.

Insurance	$13	Slightly lower premiums for D&O insurance and general liability insurance resulted in this minor variance when comparing the two quarters.

General and administrative	$761	With the continuing focus on reducing costs, the Company incurred less fees for items included in this category.

Travel	$3,339	In Q1 2023, management visited the propertyand legal counsel in Australia. No such expenditures were incurred in Q1 2024.

Foreign exchange	$22,255

The Canadian dollar strengthened in the Q2 2024 against the US$ resulting in this favorable variance when compared to Q2 2023 when the opposite occurred. Because we hold a large amount of funds in these two currencies a greater foreign exchange loss was incurred than in 2023.

Salaries and benefits	$65,526	This favorable variance is due to no stock based compensation grants or vesting of options during Q2 2024.

Exploration	$143,491	In Q2 2023, the Company carried out drilling activities on its Australian properties while in 2022, no exploration activities were conducted.

Cash flow discussion for the six-month period ended June 30, 2024, compared to June 30, 2023

The cash outflow for operating activities was $221,432, a decrease of $270,464 (June 30, 2022 – $491,896).

Financial Position

Cash

The Company’s cash position decreased during the six-month period by $201,004 to $800,524 (December 31, 2023 - $1,021,956).

Prepaid expenses and receivables

Prepaid expenses and accounts receivable increased by $19,783 to $20,428 during the six-month period due to the accruing of interest earned on cash deposits (December 31, 2023 - $40,211).

Mineral interests

Mineral interests remained the same at $704,053 (December 31, 2023 - $704,053).

Accounts payable, accrued liabilities and accounts payable with related parties

Current liabilities have decreased by $86,087 to $263,172 (December 31, 2023 – $349,29) due to the warrant derivative liability being decreased. Excluding the derivative liability, an increase of $939 took place for this item.

Capital Stock

Capital stock remained at $111,144,603 (December 31, 2023 - $111,144,603).

Additional paid-in capital remained at $7,306,631 (December 31, 2023 - $7,306,631).

Liquidity and Capital Resources

At June 30, 2024, the Company had a working capital of $557,780 including cash of $800,524, as compared to a working capital of $712,908 including cash of $1,021,956 at December 31, 2023.

At June 30, 2024, the Company had a total of 36,725,000 stock options exercisable between C$0.065 and C$0.350 that have the potential upon exercise to generate a total of C$3,341,000 in cash over the next four and a half years. There is no assurance that these securities will be exercised. At June 30, 2024, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,063,846 in cash over the next three years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 36,725,000 stock options currently outstanding at a weighted average exercise price of C$0.091.

Off-balance sheet arrangements

At June 30, 2024, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 6-month period ended June 30, 2024, the Company expensed $Nil for stock-based compensation for stock options granted to Company directors. During the 6-month period ended June 30, 2023, the Company expensed $44,367 for stock-based compensation for stock options issued to Company directors.

As at June 30, 2024, the Company owed $5,002 to an officer of the Company. (December 31, 2023 - $5,104)

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

Recent Accounting Pronouncements

There following recently issued accounting standards updates are currently not expected to have a material impact on the Company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been notified of litigation from a former consultant. It is the Company’s belief that the litigation has no merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three and six months ended June 30, 2024, formatted in Inline XBRL (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024
SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

	By:	/s/ “Peter B. Evensen”
Principal Executive Officer

	By:	/s/ “R. Christian Evensen”
Principal Financial Officer