Form 10-Q
period 2024-09-30
SCANDIUM INTERNATIONAL MINING CORP.
filed 2024-11-13
CIK 1408146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 13, 2024, the registrant’s outstanding common stock consisted of 355,860,813 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2024

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars) (Unaudited)

As at:	September 30, 2024	December 31, 2023

ASSETS

Current
Cash	$718,474	$1,021,956
Prepaid expenses and receivables	13,446	40,211

Total Current Assets	731,920	1,062,167

Reclamation bond (Note 3)	11,163	11,037
Mineral property interests (Note 3)	704,053	704,053

Total Assets	$1,447,136	$1,777,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$49,027	$60,782
Accounts payable with related parties (Note 4)	5,193	5,104
Derivative liability – warrants (Note 5)	199,991	283,373

Total Liabilities	254,211	349,259

Shareholders’ Equity
Capital stock (Note 5) (Authorized: Unlimited number of common shares; Issued and outstanding: 355,860,813 (2023 – 355,860,813)	111,144,603	111,144,603
Treasury stock (Note 6) (1,033,333 common shares) (2023 – 1,033,333)	(1,264,194)	(1,264,194)
Additional paid in capital (Note 5)	7,306,631	7,306,631
Accumulated other comprehensive loss	(853,400)	(853,400)
Deficit	(115,140,715)	(114,905,642)

Total Shareholders’ Equity	1,192,925	1,427,998

Total Liabilities and Shareholders’ Equity	$1,447,136	$1,777,257

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars) (Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

EXPENSES
Exploration	23,981	30,653	61,616	211,779
General and administrative	18,770	27,882	64,296	74,169
Insurance	7,028	7,921	22,697	23,603
Professional fees	7,854	15,844	81,750	68,239
Salaries and benefits	32,903	52,449	98,666	183,738
Travel	-	-	398	3,737

	(90,536)	(134,749)	(329,423)	(565,265)

Foreign exchange gain	8,377	32,548	36	1,952
Interest income	9,409	12,348	24,252	30,080
Unrealized gain (loss) on derivative liability – warrants gain (Note 5)	(6,870)	164,585	70,062	714,209

Income (loss) and comprehensive income (loss) for the period	$(79,620)	$74,732	$(235,073)	$180,976

Basic and diluted income per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	355,860,813	355,860,813	355,860,813	355,860,813

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars) (Unaudited)

9-month period ended	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(235,073)	$180,976
Items not affecting cash:
Amortization	-	-
Stock-based compensation	-	59,539
Accrual reversal	-	-
Unrealized gain on derivative liability - warrants	(70,062)	(714,209)
Unrealized gain on foreign exchange	(13,446)	(2,715)

Changes in non-cash working capital items:
Decrease in prepaid expenses and receivables	26,765	12,869
Decrease in accounts payable, accrued liabilities and accounts payable with related parties	(11,666)	(254,150)
	(303,482)	(717,690)

Change in cash during the period	(303,482)	(717,690)
Cash, beginning of period	1,021,956	1,852,710

Cash, end of period	$718,474	$1,135,020

	2024	2023
Cash paid during the 9-month period for interest	$-	$-
Cash paid during the 9-month period for taxes	$-	$-

There were no significant non-cash investing and financing activities during the periods ended September 30, 2024 and 2023.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Scandium International Mining Corp.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in US Dollars) (Unaudited)

	Number of Shares	Capital Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity (Deficiency)

Balance, December 31, 2022	355,860,813	$111,144,603	$7,019,116	$(1,264,194)	$(853,400)	$(114,952,846)	$1,093,279
Stock-based compensation	-	-	26,949	-	-	-	26,949
Income for the three months	-	-	-	-	-	236,000	236,000
Balance, March 31, 2023	355,860,813	$111,144,603	$7,046,065	$(1,264,194)	$(853,400)	$(114,716,846)	$1,356,228

Stock-based compensation	-	-	21,684	-	-	-	21,684
Loss for the three months	-	-	-	-	-	(129,756)	(129,756)
Balance, June 30, 2023	355,860,813	$111,144,603	$7,067,749	$(1,264,194)	$(853,400)	$(114,846,602)	$1,248,156

Stock-based compensation	-	-	10,906	-	-	-	10,906
Income for the three months	-	-	-	-	-	74,732	74,732
Balance, September 30, 2023	355,860,813	$111,144,603	$7,078,655	$(1,264,194)	$(853,400)	$(114,771,870)	$1,333,794

Stock-based compensation	-	-	227,976	-	-	-	227,976
Income for the three months	-	-	-	-	-	(133,772)	(133,772)
Balance, December 31, 2023	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(114,905,642)	$1,427,998

Income for the three months	-	-	-	-	-	(151,196)	(151,196)
Balance, March 31, 2024	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,056,838)	$1,276,802

Income for the three months	-	-	-	-	-	(4,257)	(4,257)
Balance, June 30, 2024	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,061,095)	$1,272,545

Income for the three months	-	-	-	-	-	(79,620)	(79,620)
Balance, September 30, 2024	355,860,813	$111,144,603	$7,306,631	$(1,264,194)	$(853,400)	$(115,140,715)	$1,192,925

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

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed interim consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries with all significant intercompany transactions eliminated.  In the opinion of management, all adjustments necessary for a fair statement of the condensed interim consolidated balance sheets, results of operations and comprehensive loss and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the condensed interim consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, and with our Annual Report on Form 10-K filed with the SEC on April 1, 2024. Operating results for the nine-month period ended September 30, 2024, may not necessarily be indicative of the results for the year ending December 31, 2024.

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

Financial instruments, including cash, receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments. The carrying value of the reclamation bond approximates its fair value as a result of the interest rate being in line with market interest rates.  Derivative liabilities are recorded at fair value, and are financial liabilities classified as held-for-trading.

The Company had no leases in the nine months ending September 30, 2024 and 2023.

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - warrants	$(199,991)	$—	$(199,991)	$-

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

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

3.	MINERAL PROPERTY INTERESTS

September 30, 2024	Scandium and other

Balance, September 30, 2024, December 31, 2023	$704,053

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

Kiviniemi Scandium Property Finland

In December 2023, the Company decided not to renew an Exploration License for the Kiviniemi Scandium Property in central Finland form the Finnish regulatory body governing mineral exploration and mining in Finland. As at September 30, 2024 the Company has a reclamation bond of $11,163 (€10,000). (December 31, 2023 - $11,037 (€10,000)).

4.	RELATED PARTY TRANSACTIONS

During the 9-month period ended September 30, 2024, the Company expensed $Nil for stock-based compensation for stock options granted to Company directors. During the 9-month period ended September 30, 2023, the Company expensed $54,317 for stock-based compensation for stock options issued to Company directors.

As at September 30, 2024, the Company owed $5,193 to an officer of the Company.  (December 31, 2023 - $5,104).

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.  The Company’s common stock has no par value per common share.

Common Stock Issuances

During the nine months ended September 30, 2024, and the year ended December 31, 2023, there were no share issuances pursuant to private placements.

Warrants

A summary of warrant activity for the nine-month period ended September 30, 2024, are as follows:

	Number of warrants	Exercise price		Expiry date
Outstanding December 31, 2023	37,803,218	CAD$	0.1075	May 20 - June 14, 2027
Outstanding September 30, 2024	37,803,218	CAD$	0.1075	May 20 - June 14, 2027

A fair value of the derivative liability of $1,781,779 was estimated on the date of the subscription using the Black-Scholes pricing model. A fair value of the derivative liability of $283,373 was estimated at December 31, 2023, using the Black-Scholes pricing mode.  For the nine-month period ended September 30, 2024, there was a non-cash gain on derivative liability – warrants of $70,062

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

5.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (cont’d…)

(September 30, 2023 - $714,209) and an unrealized foreign exchange gain of $3,877 (September 30, 2023 - $2,832) resulting in a fair value as at September 30, 2024 of $199,991 with the following weighted average assumptions:

	September 30, 2024		Issuance date
Exercise price	CAD$	0.1075	CAD$	0.1075
Stock price	CAD$	0.015	CAD$	0.09
Expected term (in years)	2.68		5
Expected dividend yield		-		-
Expected stock price volatility		146.19%		85.69%
Risk-free interest rate		3.04%		2.73%

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

Stock option transactions are summarized as follows:

	Stock Options
	Number	Weighted average exercise price in Canadian $

Outstanding, December 31, 2022	34,665,000	$0.14
Granted	11,400,000	0.035
Expired	(6,050,000)	0.22

Outstanding, December 31, 2023	40,015,000	0.10
Expired	(3,290,000)	0.15

Outstanding, September 30, 2024	36,725,000	$0.09

Number currently exercisable	36,725,000	$0.09

As at September 30, 2024, incentive stock options were outstanding as follows:

	Number of Options Outstanding	Number of Options Exercisable	Exercise Price in Canadian $	Expiry Date

Options

	7,450,000	7,450,000	0.065	March 19, 2025
	100,000	100,000	0.075	May 22, 2025
	5,900,000	5,900,000	0.140	November 13, 2025
	6,175,000	6,175,000	0.180	May 23, 2026
	5,700,000	5,700,000	0.085	June 24, 2027
	11,400,000	11,400,000	0.035	November 14, 2028

	36,725,000	36,725,000

As at September 30, 2024 the Company’s outstanding and exercisable stock options have an aggregate intrinsic value of $Nil (December 31, 2023 - $Nil).

Scandium International Mining Corp.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Expressed in US Dollars) (Unaudited)

Stock-based compensation

During the 9-month period ended September 30, 2024, the Company recognized as part of salaries and benefits, stock-based compensation of $Nil (September 30, 2023- $59,539) in the statement of operations and comprehensive income (loss). There were nil stock options granted during the 9-month period ended September 30, 2024 (September 30, 2023 – nil).

6.	TREASURY STOCK

	Number	Amount

Treasury shares, September 30, 2023, and December 31 2022	1,033,333	$1,264,194

Treasury shares comprise shares of the Company which cannot be sold without the prior approval of the TSX.

7.	SEGMENTED INFORMATION

The Company’s mineral properties are located in Australia.  The Company’s capital assets’ geographic information is as follows:

September 30, 2024	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

December 31, 2023	Australia	United States	Total

Mineral property interests	704,053	-	704,053

	$704,053	$-	$704,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results, corporate activities and financial condition of Scandium International Mining Corp. (hereinafter referred to as “we”, “us”, “Scandium International”, “SCY”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2023, and September 30, 2024, and a comparison of the material changes in our results of operations and financial condition between the three and nine month periods ended September 30, 2024, and the three and nine month periods ended September 30, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The information contained within this report is current as of November 13, 2024, unless otherwise noted. Additional information relevant to the Company’s activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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
0
2.5
5
7.5
10 km
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

Operating results - Revenues and Expenses

The Company’s results on a year-to-date basis reflect lower operating costs. Cash expenditures were $235,842 lower primarily due to lower exploration and salaries and benefit costs when compared to the year-to-date cash expenditures of the nine-month period ended September 30, 2023.

Summary of quarterly results

A summary of the Company’s quarterly results is shown below at Table 1.

Table 1. Quarterly Results Summary (US$)

	2024			2023				2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Net Sales	-	-	-	-	-	-	-	-
Net Income (Loss) attributable to Scandium Mining Corp.	(79,620)	(4,257)	(151,196)	(133,732)	74,732	(129,756)	236,000	228,371
Basic and diluted Net Income (Loss) per share attributable to Scandium Mining Corp.	(0.00)	(0.00)	(0.00)	(0.00)	0.00	(0.00)	0.00	0.00

Results of Operations for the three months ended September 30, 2024

The net loss for the quarter was $79,620, a decrease of $154,352 from a net profit of $74,732 in the same quarter of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 2:

Table 2. Variance Analysis for Net Loss

Q3 2024 vs. Q3 2023 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain (loss) on derivative liability	$(171,455)

Warrants issued in Q2 2022 are in Canadian funds. The value of the warrants are recalculated based on Black-Scholes calculation at the end of each quarter. With the fluctuations in the share price, exchange rate with the Canadian dollar, and interest rates a gain or loss on this is recorded in the financial statements. This is a non-cash item.

Foreign exchange	$(24,171)

The US dollar strengthened in Q3 against both the Australian and Canadian dollar. Because we hold a large amount of funds in these two currencies a smaller foreign exchange gain was incurred than in Q3 of 2023.

Interest income	$(2,939)	Decrease in interest income due to a decrease in term deposits compared to Q3 2023.

Insurance	$893	Slightly lower premiums for director and officer insurance and general liability insurance resulted in this minor variance when comparing the two quarters.

Exploration	$6,672	In 2023, the Company carried out drilling activities on its Australian properties while in Q3 2024, no exploration activities were conducted.

Professional fees	$7,990	Legal fees decreased in Q3 2024 due to decreased legal activity compared to Q3 2023.

General and administrative	$9,112	This favorable variance is due to the Company’s commitment to reduce overall operating costs.

Salaries, benefits and stock-based compensation	$19,546	Management salaries were slightly reduced in Q2 2024 when compared to the corresponding quarter in 2023. No stock-based compensation was recognized in either quarter.

Results of Operations for the nine months ended September 30, 2024

The loss for the nine-month period was $235,073, a decrease of $416,049 from a net profit of $180,976 in the same nine month period of the prior year. Details of the individual items contributing to the net decrease are set out below at Table 3.

Table 3. Variance Analysis for Net Profit

Nine-month period ending September 30, 2024, vs. the nine-month period ending September 30, 2023 – Variance Analysis
Item	Variance Favourable / (Unfavourable)	Explanation
Gain on derivative liability	$(644,147)

Warrants issued in Q2 2022 are in Canadian funds. The value of the warrants are recalculated based on Black-Scholes calculation at the end of each quarter. With the fluctuations in the share price, exchange rate with the Canadian dollar, and interest rates a gain or loss on this is recorded in the financial statements. This is a non-cash item.

Professional fees	$(13,511)	Increased legal fees incurred during the nine months ended September 30, 2024 compared to the previous year.

Interest income	$(5,828)	Decrease in interest income due to a decrease in term deposits compared to comparative period.

Foreign exchange	$(1,916)

The US dollar strengthened in Q3 against both the Australian and Canadian dollar. Because we hold a large amount of funds in these two currencies a smaller foreign exchange gain was incurred than in 2024.

Insurance	$906	Slightly lower premiums for director and officer insurance and general liability insurance resulted in this minor variance when comparing the two nine-month periods.

Travel	$3,339	In Q1 2023, management visited the property and legal counsel in Australia. No such expenditures were incurred in 2024.

General and administrative	$9,873	With the continuing focus on reducing costs, the Company incurred less fees for items included in this category.

Salaries, benefits and stock-based compensation	$85,072	The decrease from 2023 to 2024 is due to the fact that in 2024 no stock-based compensation was recognized in the nine-month period, and management salaries were reduced.

Exploration	$150,163	In Q2 2023, the Company carried out drilling activities on its Australian properties while in 2024, no exploration activities were conducted.

Cash flow discussion for the nine-month period ended September 30, 2024, compared to September 30, 2023

The cash outflow for operating activities was $303,482, a decrease of $414,208 (September 30, 2023 – $717,690).

Financial Position

Cash

The Company’s cash position decreased during the nine-month period by $303,482 to $718,474 (December 31, 2023 - $1,021,956) due mainly to payments of accrued salaries.

Prepaid expenses and receivables

Prepaid expenses and accounts receivable decreased by $26,765 to $13,446 during the nine-month period due to the expensing of prepaids (December 31, 2023 - $40,211).

Mineral interests

Mineral interests remained the same at $704,053.

Accounts payable, accrued liabilities and accounts payable with related parties

Current liabilities have decreased by $95,048 to $254,211 (December 2023 – $349,259) due to the warrant derivative liability being decreased and the payment of accrued salaries. Excluding the derivative liability, a decrease of $11,666 took place for this item.

Capital Stock

Capital stock remained at $111,144,603 (December 31, 2023 - $111,144,603).

Additional paid-in capital remained at $853,400.

Liquidity and Capital Resources

At September 30, 2024, the Company had a working capital of $477,709 including cash of $718,474, as compared to a working capital of $712,908 including cash of $1,021,956 at December 31, 2023.

At September 30, 2024, the Company had a total of 36,725,000 stock options exercisable between C$0.035 and C$0.180 that have the potential upon exercise to generate a total of C$3,312,750 in cash over the next four and a quarter years. There is no assurance that these securities will be exercised. At September 30, 2024, the Company had a total of 37,803,218 share purchase warrants exercisable at C$0.1075 that have the potential upon exercise to generate a total of C$4,063,846 in cash over the next three years. The Company’s continued development is contingent upon its ability to raise sufficient financing both in the short and long term. There are no guarantees that additional sources of funding will be available to the Company; however, management is committed to pursuing all possible sources of financing in order to execute its business plan. The Company continues its cost control measures to conserve cash to meet its operational obligations.

Outstanding share data

At the date of this report, the Company has 355,860,813 issued and outstanding common shares, 37,803,218 purchase warrants currently outstanding at an exercise price of C$0.1075 and 36,725,000 stock options currently outstanding at a weighted average exercise price of C$0.09.

Off-balance sheet arrangements

At September 30, 2024, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the 9-month period ended September 30, 2024, the Company expensed $Nil for stock-based compensation for stock options granted to Company directors. During the 9-month period ended September 30, 2023, the Company expensed $54,317 for stock-based compensation for stock options issued to Company directors.

As at September 30, 2024, the Company owed $5,193 to an officer of the Company. (December 31, 2023 - $5,104).

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 (filed herewith)

32.1	Section 1350 Certification of the Principal Executive Officer (filed herewith)

32.2	Section 1350 Certification of the Principal Financial Officer (filed herewith)

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three and nine months ended September 30, 2024, formatted in Inline XBRL (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024
SCANDIUM INTERNATIONAL MINING CORP.
(Registrant)

	By:	/s/ “Peter B. Evensen”

Principal Executive Officer

	By:	/s/ “R. Christian Evensen”

Principal Financial Officer